Form 10-Q
period 1997-07-31
ALPHA BYTES INC
filed 1997-09-12
CIK 831232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FROM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1994.
     For the Quarterly period ended July 31, 1997

[ ]  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from __________ to _________.

Commission File Number: 33-20783-D

                               ALPHA BYTES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               COLORADO                           84-1064958
     -------------------------------        ----------------------
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)        Identification Number)

     521 BUFFALO AVENUE, NIAGARA FALLS, NEW YORK       14303
     -------------------------------------------     ----------
      (Address of principal executive offices)       (Zip Code)

                                 716-284-2465
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such reports), and (2) had been subject to such filing requirements for the past 90 days.
                    [X]  YES        [ ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13, or 15 (d) of the Securities exchange Act of 1934.

                    [ ]  YES    [ ]  NO


                      APPLICABLE ONLY TO CORPORATE ISSUERS
There were 7,413,002 shares of common stock outstanding having a par value of $.0002 per share as of July 31, 1997

                                     INDEX
                                     -----

PART I       FINANCIAL INFORMATION                                           PAGE NUMBER
------       ---------------------                                           -----------
   Item 1    Consolidated Balance Sheet,                                           3
             July 31, 1997 (unaudited)

             Consolidated Statement of Stockholders' Equity,                       3
             July 31, 1997 (unaudited)

             Consolidated Statement of Earnings for Quarter ended                  4
             July 31, 1997 (unaudited)

             Consolidated Statement of Cash Flow For the Quarter ended             6
             July 31, 1997 (unaudited)

             Notes to Financial Statements                                         7 - 8

  Item 2     Management Discussion and Analysis of Financial Conditions            9
             and Results of Operations


PART II      OTHER INFORMATION                                                    10
-------      -----------------


                               ALPHA BYTES, INC.

                          CONSOLIDATED BALANCE SHEET

                              AS AT JULY 31, 1997
                          (Expressed in U.S. Dollars)

                                                          JUL. 31      Jul. 31
                                              Note         1997         1996
                                              ----      ----------   ----------

ASSETS
CURRENT:
Cash & short-term investments                           $  590,788   $  647,896
Marketable Securities - trading                            248,884            -
Marketable Securities - restricted               3         411,533      164,697
Accounts receivable & work in progress                     215,290      339,784
Income & investment tax credits receivable                       -            -
Prepaid expenses & sundry assets                            20,028        3,179
                                                        ----------   ----------
                                                         1,486,523    1,155,556
                                                        ----------   ----------

LONG TERM:
Accounts Receivable and Work in Progress                $  352,334   $   82,345
Other Investments                                                -       13,423
Capital assets                                   4          78,490       48,476
                                                        ----------   ----------
                                                           430,824      144,244
                                                        ----------   ----------

TOTAL ASSETS                                             1,917,347    1,299,800
                                                        ==========   ==========
LIABILITIES
Current:
Accounts payable & accrued liabilities                  $  108,345   $   82,602
Income taxes payable - net                                 110,438       82,923
Vehicle loan                                                     -            -
Unearned revenue                                            52,457        3,954
                                                        ----------   ----------
                                                           271,240      169,479
                                                        ----------   ----------

LONG TERM:
Loans payable to directors                       5      $   79,158   $   31,203
Loan Payable                                                     -      100,000
Deferred Income Taxes                                      246,400            -
                                                        ----------   ----------
                                                           325,558      131,203
                                                        ----------   ----------

                                                           596,798      300,682
                                                        ----------   ----------
STOCKHOLDERS' EQUITY
Capital stock                                    7      $  245,468   $  226,448
Share Purchase Warrants                                     16,000            -
Retained Earnings                                        1,087,029      848,448
Unrealized Gain of Investments                              46,867            -
Foreign exchange adjustment                                (74,815)     (75,778)
                                                        ----------   ----------
                                                         1,320,549      999,118
                                                        ----------   ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 1,917,347    1,299,800
                                                        ==========   ==========

                               ALPHA BYTES, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS

                          QUARTER ENDED JULY 31, 1997
                          (Expressed in U.S. Dollars)


                                        NOTES       QTR END    QTR END
REVENUE                                           JUL.31,'97  JUL.31,'96
                                                  ----------  ----------
Sales                                             $  366,592  $  626,275
Cost of Sales                                         10,546         237
                                                  ----------  ----------
Gross Profit                                         356,046     626,038

Investment Income                                      8,750           -
                                                  ----------  ----------
                                                     364,796     626,038
                                                  ----------  ----------
EXPENSES

Wages, management & consulting fees               $  125,788  $   91,290
Administrative                                        93,344      21,072
Travel & promotion                                    16,944      17,772
Amortization                                           7,015       5,560
Interest/Foreign exchange gain/loss                     (441)     (3,258)
R&D tax credits claimed                              (26,700)    (29,800)
                                                  ----------  ----------
                                                     215,950     102,636
                                                  ----------  ----------


EARNINGS (LOSS) BEFORE INCOME TAXES               $  148,846     523,402

Provision for income taxes:                           69,800     188,100
                                                  ----------  ----------

NET EARNINGS (LOSS)                               $   79,046  $  335,302
                                                  ==========  ==========

EARNINGS (LOSS) PER SHARE                   8          0.012       0.047
                                                  ==========  ==========


                               ALPHA BYTES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      AS AT JULY 31, 1997 - (SEE NOTE 7)
                          (Expressed in U.S. Dollars)


                                         Capital Stock           Options
                                        -----------------   -----------------
                                                                                           Unrealized  Foreign
                                        Number              Number              Retained   Gain on     Exchange
                                        of Shares  Amount   of Shares   Amount  Earnings   Investment  Adjustment     TOTAL
                                        ---------  -------  ----------  ------  ---------  ----------  ----------   ---------
BALANCE AS AT
JANUARY 31, 1996                        7,135,002  225,748                        529,841                 (76,050)    679,539

Net earnings 1997                                                                 342,284                             342,284
Foreign exchange
 adjustment for 1996                                                                                       11,632      11,632
Unrealized holding gain on
 restricted marketable sec.                                                                   343,267                 343,267
Shares issued as compensation
 for services received                                          157,850  16,000                                        16,000
Shares issued as compensation
 for services received                     278,000   19,720                                                            19,720
                                         ---------  -------  ----------  ------ ---------  ----------  ----------   ---------
BALANCE AS AT
JANUARY 31, 1997                         7,413,002  245,468     157,850  16,000   872,125     343,267     (64,418)  1,412,442

Net earnings for quarter                                                           79,046                              79,046
Foreign exchange adjustment                                                                                 5,535       5,535
Unrealized holding loss on
 restricted marketable securities                                                             (82,465)                (82,465)
                                         ---------  -------  ----------  ------ ---------  ----------  ----------   ---------
BALANCE AS AT
JULY 31, 1997                            7,413,002  245,468     157,850  16,000 1,007,985      46,867     (74,815)  1,320,549
                                         =========  =======  ==========  ====== =========  ==========  ==========   =========

                            See accompanying notes

                               ALPHA BYTES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                          QUARTER ENDED JULY 31, 1997
                          (Expressed in U.S. Dollars)

                                                   QTR END        Qtr End
                                                JUL 31, 1997   Jul 31, 1996
                                                -------------  -------------
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES

Net earnings (loss)                                $  79,046       $335,302
Loss on note receivable & sundry investments               -              -

Amortization                                           7,015          5,560
Deferred income taxes                                      -              -
                                                   ---------       --------
                                                      86,061        340,862
Changes in non-cash working capital items:
Accounts receivable & work in progress                12,750         64,224
Income & investment tax credits received                   0         62,045
Prepaid expenses & sundry assets                       6,247          1,973
Accounts payable & accrued liability                  43,844          1,495
Income taxes payable (net of ITC)                      2,347         82,923
Unearned revenue                                      49,800        (    22)
                                                   ---------       --------
                                                     201,049        553,498
                                                   ---------       --------


FINANCING ACTIVITIES
Issue of shares                                            -            700
Loans payable to directors                           (15,831)       (27,303)
Vehicle loan                                               -        ( 1,121)
Foreign exchange adjustment                            5,535         (3,808)
                                                   ---------       --------
                                                     (10,296)       (31,532)
                                                   ---------       --------

INVESTING ACTIVITIES
Long term accounts receivable                              -            770
Net purchase of capital assets                       (24,020)       (11,644)
Other Investments                                          -              -
Investments                                          (84,284)         1,533
                                                   ---------       --------
                                                    (108,304)       ( 9,341)
                                                   ---------       --------

INCREASE (DECREASE) IN CASH                           42,797        512,625

CASH & SHORT TERM INVESTMENTS AT THE
 BEGINNING OF THE PERIOD                             465,542        135,271
                                                   ---------       --------

CASH & SHORT TERM INVESTMENTS AT THE
END OF PERIOD                                        508,339        647,896
                                                   =========       ========

                               ALPHA BYTES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED JULY 31, 1997
                          (Expressed in U.S. dollars)

1.   ACCOUNTING POLICIES

(a)  PRINCIPLES OF CONSOLIDATION
     All subsidiaries have been included in the consolidated financial statements. The consolidated wholly-owned subsidiaries at July 31, 1997, were as follows:

     Alphabytes Computer Corporation (Canada) - ("Alphabytes Canada") Alpha Bytes Computer Corporation (USA) - ("Alpha Bytes US")

(b)  CAPITAL ASSETS
     Capital assets are stated at cost less accumulated amortization. Amortization is calculated at the following annual rates:

     Furniture and equipment      -     20% declining balance
     Vehicles                     -     30% declining balance
     Computer hardware            -     30% declining balance
     Computer software            -     100% declining balance

(c)  FOREIGN CURRENCY
     The financial statements are expressed in U.S. dollars. Current assets and liabilities denominated in Canadian dollars at quarter end are translated into U.S. dollars at the rates of exchange prevailing on that date. Transactions in foreign currencies are recorded in U.S. dollars at the rates of exchange prevailing on the date of transactions. Exchange gains and losses are reflected in the income.

     Exchange gains and losses resulting from the consolidation of the Canadian subsidiary are reflected as an adjustment to the stockholders equity.

(d)  WORK IN PROCESS
     The company uses the percentage of completion method of revenue recognition for its long-term development contracts. The value of unbilled services is calculated using the contracted billing rates and is included with accounts receivable and work in process on the balance sheet. The total work in process at July 31, 1997 is approximately $230,000.

(e)  INVESTMENT TAX CREDITS
     Investment tax credits are accounted for as a reduction of research and development costs in the year the credits become available, provided there is reasonable assurance that they will be realized. Otherwise they are reflected in the year claimed as a reduction of other expresses.

2.   INCOME AND INVESTMENT TAX CREDIT RECEIVABLE

     The company has approximately $27,000 of unclaimed investment tax credits available to reduce future taxes payable. The tax effect of approximately 27,000 of these credits has been reflected in these consolidated financial statements as a reduction of deferred taxes otherwise payable.

3.   INVESTMENTS

     During the year ended January 31, 1996 the company received as partial payment of an account receivable, shares of the customers capital stock valued at $164,666. This customer is a publicly traded corporation; however, the company is restricted from selling these share until March, 1997 and consequently, the investment is carried at cost. The customer has guaranteed that the shares value will not be less than the above value.

     The market value of these shares at July 31, 1997 is approximately
     $410,000.

                               ALPHA BYTES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED JULY 31, 1997
                          (Expressed in U.S. dollars)

4.  CAPITAL ASSETS

                                       Accumulated                  Balance
                                    Cost      Depreciation    31, JUL 97   31, Jul 96
     Furniture & equipment          $ 46,324     $ 28,126       $ 18,198     $ 22,747
     Vehicles                         38,315       31,213          7,102       10,146
     Computer hardware                57,136       19,415         37,721        8,214
     Computer software                56,243        5,344            279        5,065
                                    --------     --------       --------     --------
                                    $147,398     $ 84,098       $ 63,300     $ 46,172
                                    --------     --------       --------     --------

5.  LOANS PAYABLE TO DIRECTORS
    The loans payable to directors are unsecured, non-interest bearing with no set terms of repayment.

6.  LOAN PAYABLE
    There were no outstanding loans payable.

7.  CAPITAL STOCK
    The company is authorized to issue 30,000,000 common shares. The company had outstanding options to purchase shares as follows:

    DATE ISSUED       # OF SHARES    EXERCISE PRICE   EFFECTIVE DATE  EXPIRY DATE
    Oct 31, 1995      54,500         $ 0.01           May 01, 1996    Oct 31, 2000
    May 31, 1996      54,500         $ 0.01           Oct 31, 1996    May 31, 2001
    Nov. 01, 1996     54,500         $ 0.01           Apr 30, 1997    Nov 01, 2001

8.  EARNINGS (LOSS) PER SHARE
    Earnings per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption would be as follows:

    Quarter Ended Jul. 31, 1997        -       $7,413,002

9.  RELATED PARTY TRANSACTIONS
    Rent paid to a shareholder company amount to $4,500 for the quarter ended Jul 31, 1996.

10. COMMENTS - LEASES OF PREMISES
    The company is committed under existing leases to the following minimum annual rents:

    Year ending January 31, 1998 - $ 38,000
                            1999 - $ 38,000
                            2000 - $ 39,000
                            2001 - $ 40,000
                            2002 - $ 41,000

                                     PART I
                                     ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

        Alpha Bytes Computer Corporation and Alphabytes Computer Corporation (together called the Alphabytes Group) work in conjunction with each other in producing, marketing, installing, and supporting the software produced by these companies. Alpha Bytes, INC. has no active income save for the activities of the Alphabytes Group. Therefore, the financial information regarding the parent company and its two subsidiaries are presented on a consolidated basis.

        For the first quarter ending July 31, 1997 revenues were $366,592 as compared to $626,275 for the similar period ending July 31, 1996. Cost of goods sold primarily the cost of hardware and non-Alphabytes Group software, was $10,546 for quarter ended July 31, 1997 as compared to $237 for the quarter ended on July 31, 1996. The gross profit for the quarter ending on July 31, 1997 was $356,046 compared to $626,038 for the period ending July 31,1996



        The cash and Investment certificates position of the company was $508,339 on July 31, 1997, as compared to $647,896 on July 31, 1996.
        Retained earnings at the end of July 31, 1997 was $1,087,029 as compared to $848,448 on July 31, 1997.Total assets, as a whole increased from $1,299,800 on July 31, 1996 to $1,917,347 on July 31, 1997.

        For the six months ending July 31, 1997 revenues were $770,262 as compared to $769,786 for the six months ending July 31, 1996.

        Management believes that Alpha Bytes, INC. ("the Company") has the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set.

        However, to fully maximize the potential presented by the key events presented below, management believes that approximately $3,000,000 will need to be raised. The funds will be primarily used to increase the marketing effort and for the production of marketing material, as well as the continued development of H-NET(R). Marketing effort would be increased by hiring an appropriate number of sales staff, and by increasing the number of national and regional industry trade shows and conferences attended. It is anticipated that the funds will be raised through private placement or a secondary offering in the current fiscal year.

        CURRENT PLANS
        -------------

        The key events that occurred over the quarter end July 31, 1997 were the marketing of the cross-platform, windows (Registered Trade Mark of Microsoft, Inc.) compatible version of its Home Office Management (HO/2/) system, the Point Of Sale(POS/2/) system and the Lab Management (LAB/2/) systems. This integrated product line is currently being installed in some of the largest Ophthalmic chain in the world. The company also began work on the second of the major contracts executed in the previous year.

        During the current quarter the company plans to continue to aggressively market the POS/2/, LAB/2/ and HO/2/ software as well as continue to market the H-AID software. During this quarter the company plans to complete development of a managed care module that will be capable of administering hundreds to Insurance plans.

        This module will integrate with both the HO/2/ and LAB/2/ software and provide chains with a full complement of integrated, managed care related software products for the Ophthalmic community.

        The company will also continue its development of the H-NET(R).

                                    PART II
                                    -------

ITEM 1. LEGAL PROCEEDINGS
------- -----------------

             The Company is not a party to any material litigation, except a claim by HEARx that the company is not entitled to the shares issued to it on March 15, 1995 for services rendered. Management feels the claim is without merit. It is not possible to determine when this matter will be resolved, and consequently, the total due has been reflected in these financial statements as a long term asset.

ITEM 2. CHANGES IN SECURITIES
------- ---------------------

             There were no changes in the Security position of the Company during the current quarter.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
------- -------------------------------

             NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

             NONE

ITEM 5. OTHER INFORMATION
------- -----------------

             NONE

ITEM 6. EXHIBITS AND REPORTS ON FROM 8-K
------- --------------------------------

             NONE.

                                  SIGNATURES
                                  ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Bytes INC.

By      /s/ Anton Stephens
        -----------------------------
        Anton Stephens
        President and Director
        (Principal Executive Officer)


Date    Sep 12, 1997


By      /s/ Christine Stephens
        -----------------------------
        Christine Stephens
        Secretary and Director

Date:   Sep 12, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By      /s/ Anton Stephens
        -----------------------------
        Anton Stephens
        President and Director
        (Principal Executive Officer)

Date:   Sep 12, 1997


By      /s/ Christine Stephens
        -----------------------------
        Christine Stephens
        Secretary and Director

Date:   Sep 12, 1997