Form 10-Q
period 1997-10-31
ALPHA BYTES INC
filed 1997-12-15
CIK 831232

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FROM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
      THE SECURITIES EXCHANGE ACT OF 1994.
      For the Quarterly period ended Oct 31, 1997

[  ]  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
      THE SECURITIES EXCHANGE ACT OF 1934.
      For the transition period from............to...........

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
There were 7,463,002 shares of common stock outstanding having a par value of $.0002 per share as of October 31, 1997

                                     INDEX
                                     -----

PART I                         FINANCIAL INFORMATION                     PAGE NUMBER
------                         ---------------------                     -----------
  Item 1     Consolidated Balance Sheet,                                      3
             October 31, 1997 (unaudited)

             Consolidated Statement of Stockholders' Equity,                  3
             October 31, 1997 (unaudited)

             Consolidated Statement of Earnings for Quarter ended             4
             October 31, 1997 (unaudited)

             Consolidated Statement of Cash Flow For the Quarter ended        6
             October 31, 1997 (unaudited)

             Notes to Financial Statements                                    7 - 8

  Item 2     Management Discussion and Analysis of Financial Conditions       9
             and Results of Operations

PART II   OTHER INFORMATION                                                  10
-------   -----------------

                               ALPHA BYTES, INC.

                           CONSOLIDATED BALANCE SHEET

                             AS AT OCTOBER 31, 1997
                          (EXPRESSED IN U.S. DOLLARS)

                                                                        OCT. 31      Oct. 31
                                                             Note         1997         1996
                                                          ----------   ----------   ----------
ASSETS
CURRENT:
Cash & short-term investments                                          $  148,474      600,594
Marketable Securities - trading                                           523,364         -
Marketable Securities - restricted                             3          461,065      168,896
Accounts receivable & work in progress                                    311,551      386,473
Income & investment tax credits receivable                                   -            -
Prepaid expenses & sundry assets                                           19,973       10,192
                                                                       ----------   ----------
                                                                        1,464,427    1,166,155
                                                                       ----------   ----------
LONG TERM:
Accounts Receivable and Work in Progress                               $  352,334   $   82,345
Other Investments                                                            -          13,835
Capital assets                                                 4           82,761       48,547
                                                                       ----------   ----------
                                                                          435,095      144,727
                                                                       ----------   ----------

TOTAL ASSETS                                                            1,899,522    1,310,882
                                                                       ==========   ==========
LIABILITIES
Current:
Accounts payable & accrued liabilities                                 $   57,265   $   64,309
Income taxes payable - net                                                128,525      112,401
Vehicle loan                                                                    -            -
Unearned revenue                                                            2,657        4,015
                                                                       ----------   ----------
                                                                          188,447      180,725
                                                                       ----------   ----------
LONG TERM:
Loans payable to directors                                     5       $   52,165   $   33,296
Loans Payable                                                                -            -
Deferred Income Taxes                                                     246,400         -
                                                                       ----------   ----------
                                                                          298,565       33,296
                                                                       ----------   ----------

                                                                          487,012      214,021
                                                                       ----------   ----------
STOCKHOLDERS' EQUITY
Capital stock                                                  7       $  250,468   $  226,458
Share Purchase Warrants                                                    16,000            -
Retained Earnings                                                       1,135,896      932,498
Unrealized Gain of Investments                                             96,399            -
Foreign exchange adjustment                                               (86,253)     (62,095)
                                                                       ----------   ----------
                                                                        1,412,510    1,096,861
                                                                       ----------   ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                1,899,522    1,310,882
                                                                       ==========   ==========

                               ALPHA BYTES, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS

                         QUARTER ENDED OCTOBER 31, 1997
                          (EXPRESSED IN U.S. DOLLARS)

                                                       NOTES           QTR END          QTR END
REVENUE                                                               OCT.31,'97       OCT.31,'96
                                                                      ----------       ----------
Sales                                                                 $  416,714       $  357,677
Cost of Sales                                                              1,699            3,494
                                                                      ----------       ----------
Gross Profit                                                             415,015         354,183

Investment Income                                                        (38,056)           -
                                                                      ----------       ----------
                                                                         376,959          354,183
                                                                      ----------       ----------
EXPENSES

Wages, management & consulting fees                                   $  114,315       $  134,575
Administrative                                                           135,055           32,796
Travel & promotion                                                        28,808           18,792
Bad debts                                                                      -           46,173
Amortization                                                               5,448            5,030
Interest/Foreign exchange gain/loss                                           39            1,367
R&D tax credits claimed                                                  (30,000)         (14,000)
                                                                      ----------       ----------
                                                                         253,665          224,733
                                                                      ----------       ----------

EARNINGS (LOSS) BEFORE INCOME TAXES                                   $  123,294          129,450

Provision for income taxes:                                               49,427           45,400
                                                                      ----------       ----------

NET EARNINGS (LOSS)                                                   $   73,867       $   84,050
                                                                      ==========       ==========

EARNINGS (LOSS) PER SHARE                                8                 0.010            0.011
                                                                      ==========       ==========


                               ALPHA BYTES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     AS AT OCTOBER 31, 1997 - (SEE NOTE 7)
                          (EXPRESSED IN U.S. DOLLARS)


                                     Capital Stock               Options                        Unrealized    Foreign
                               -----------------------   -----------------------                ----------   ----------
                                Number                     Number                   Retained     Gain on      Exchange
                               of Shares      Amount      of Shares     Amount      Earnings    Investment   Adjustment    TOTAL
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------  ----------
BALANCE AS AT
JANUARY 31, 1996                7,135,002      225,748                                529,841                   (76,050)    679,539

Net earnings 1997                                                                     342,284                               342,284
Foreign exchange
 adjustment for 1996                                                                                             11,632      11,632
Unrealized holding gain on
 restricted marketable sec.                                                                        343,267                  343,267
Shares issued as compensation
 for services received                                      157,850       16,000                                             16,000
Shares issued as compensation
 for services received            278,000       19,720                                                                       19,720
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------  ----------
BALANCE AS AT
JANUARY 31, 1997                7,413,002      245,468      157,850       16,000      872,125      343,267      (64,418)  1,412,442

Net earnings for six month prd.                                                       214,904                               214,904
Foreign exchange adjustment                                                                                     (10,397)    (10,397)
Unrealized holding loss on
 restricted mar. Securities                                                                       (296,400)                (296,400)

                               ----------   ----------   ----------   ----------   ----------   ----------   ----------  ----------
BALANCE AS AT
JULY 31, 1997                   7,413,002      245,468      157,850       16,000    1,087,029       46,867      (74,815)  1,320,549

NET EARNINGS FOR QUARTER                                                               73,867                                73,867
FOREIGN EXCHANGE ADJUSTMENT                                                                                     (11,438)    (11,438)
UNREALIZED HOLDING LOSS ON
 RESTRICTED MARKETABLE SEC.                                                                         49,532                   49,532
SHARES ISSUED FOR COMPENSATION     50,000        5,000
 FOR SERVICES RECEIVED
DIVIDENDS PAID                                                                        (25,000)
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------  ----------
BALANCE AS AT
OCTOBER 31, 1997                7,463,002      250,468      157,850       16,000    1,135,896       96,399      (86,253)  1,432,510
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========  ==========

                            See accompanying notes

                               ALPHA BYTES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                         QUARTER ENDED OCTOBER 31, 1997
                          (EXPRESSED IN U.S. DOLLARS)

                                                   QTR END        Qtr End
                                                OCT 31, 1997   Oct 31, 1996
                                                -------------  -------------
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES

Net earnings (loss)                                $  73,867      $  84,050
Loss on note receivable & sundry investments               -              -
Amortization                                           5,448          5,030
Deferred income taxes                                      -              -
                                                   ---------      ---------
                                                      79,315         89,080
Changes in non-cash working capital items:
Accounts receivable & work in progress               (96,261)       (46,689)
Income & investment tax credits received                   -              -
Prepaid expenses & sundry assets                          55         (7,013)
Accounts payable & accrued liability                 (51,080)       (18,293)
Income taxes payable (net of ITC)                     18,087         29,478
Unearned revenue                                     (49,800)            61
                                                   ---------      ---------
                                                     (99,684)        46,624
                                                   ---------      ---------

FINANCING ACTIVITIES
Issue of shares                                        5,000             10
Loans payable to directors                           (26,993)         2,093
Dividends paid                                       (25,000)             -
Vehicle loan                                               -              -
Foreign exchange adjustment                          (11,438)        13,684
Loan Payable                                               -       (100,000)
                                                   ---------      ---------
                                                     (58,431)       (84,213)
                                                   ---------      ---------

INVESTING ACTIVITIES
Long term accounts receivable                              -              -
Net purchase of capital assets                        (9,719)        (5,102)
Other Investments                                          -         (  412)
Investments                                         (274,480)        (4,199)
                                                   ---------      ---------
                                                    (284,199)        (9,713)
                                                   ---------      ---------

INCREASE (DECREASE) IN CASH                         (442,314)       (47,302)

CASH & SHORT TERM INVESTMENTS AT THE
 BEGINNING OF THE PERIOD                             590,788        647,896
                                                   ---------      ---------

CASH & SHORT TERM INVESTMENTS AT THE
END OF PERIOD                                        148,474        600,594
                                                   =========      =========

                               ALPHA BYTES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED OCTOBER 31, 1997
                          (EXPRESSED IN U.S. DOLLARS)

1.   ACCOUNTING POLICIES

(a)  PRINCIPLES OF CONSOLIDATION
     All subsidiaries have been included in the consolidated financial statements. The consolidated wholly-owned subsidiaries at October 31, 1997, were as follows:

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

(d)  WORK IN PROCESS
     The company uses the percentage of completion method of revenue recognition for its long-term development contracts. The value of unbilled services is calculated using the contracted billing rates and is included with accounts receivable and work in process on the balance sheet. The total work in process at October 31, 1997 is approximately $ 150,000.

(e)  INVESTMENT TAX CREDITS
     Investment tax credits are accounted for as a reduction of research and development costs in the year the credits become available, provided there is reasonable assurance that they will be realized. Otherwise they are reflected in the year claimed as a reduction of other expresses.

2.   INCOME AND INVESTMENT TAX CREDIT RECEIVABLE
     The company has approximately $30,000 of unclaimed investment tax credits available to reduce future taxes payable. The tax effect of approximately $30,000 of these credits has been reflected in these consolidated financial statements as a reduction of deferred taxes otherwise payable.

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

     The market value of these shares at October 31, 1997 is approximately $450,000.

                               ALPHA BYTES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED OCTOBER 31, 1997
                             (EXPRESSED IN U.S. DOLLARS)


4.     CAPITAL ASSETS

                                                           Accumulated                Balance
                                               Cost        Depreciation     31, OCT 97      31, Oct 96
                                          ------------    ------------    ------------    ------------
       Furniture & equipment              $     67,460    $     33,077    $     34,383    $     20,472
       Vehicles                                 38,315          31,213           7,102           4,604
       Computer hardware                        63,995          22,722          41,273          20,701
       Computer software                        13,803          13,800               3           2,770
                                          ------------    ------------    ------------    ------------
                                          $    183,573    $    100,812    $     82,761    $     48,547
                                          ------------    ------------    ------------    ------------

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
       May 31, 1996               54,500        $   0.01      Oct 31, 1996    May 31, 2001
       Nov. 01, 1996              54,500        $   0.01      Apr 30, 1997    Nov 01, 2001

8.     EARNINGS (LOSS) PER SHARE
       Earnings per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption would be as follows:
       Quarter Ended Oct. 31, 1997    -     $7,463,002

9.     RELATED PARTY TRANSACTIONS
       Rent paid to a shareholder company amount to $4,500 for the quarter ended Oct 31, 1997.

10.    COMMENTS - LEASES OF PREMISES
       The company is committed under existing leases to the following minimum annual rents:
        Year ending January 31, 1998 - $ 38,000
                                1999 - $ 38,000
                                2000 - $ 39,000
                                2001 - $ 40,000
                                2002 - $ 41,000

                                     PART I
                                     ------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

          Alpha Bytes Computer Corporation and Alphabytes Computer Corporation (together called the Alphabytes Group) work in conjunction in producing, marketing, installing, and supporting the software produced by these companies. Alpha Bytes, Inc. has no active income save for the activities of the Alphabytes Group. Therefore, the financial information regarding the parent company and its two subsidiaries are presented on a consolidated basis .

          For the first quarter ending October 31, 1997 revenues were $416,714 compared to $354,677 for the similar period ending October 31, 1996. Cost of goods sold primarily the cost of hardware and non-Alphabytes Group software, was $ 1,699 for quarter ended October 31, 1997 versus $3,494 for the quarter ended on October 31, 1996. The gross profit for the quarter ending on October 31, 1997 was $376,959 compared to $354,183 for the period ending October 31,1996

          The cash and Investment certificates position of the company was $671,838 on October 31, 1997, compared to $600,594 on October 31, 1996. Retained earnings at the end of October 31, 1997 was $1,135,896 compared to $932,498 on October 31, 1997. Total assets, as a whole increased to $1,899,522 on October 31, 1997 from $ 1,310,882 on
          October 31, 1996.

          For the nine months ending October 31, 1997 revenues were $1,186,976 versus $1,127,463 for the nine months ending October 31, 1996.

          Management believes that Alpha Bytes, Inc. ("the Company") has the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set.

          However, to fully maximize the potential presented by the key events presented below, management believes that approximately $3,000,000 will need to be raised. The funds will be primarily used to increase marketing efforts and for the production of marketing material, as well as the continued development of H-NET(R). Marketing efforts would be increased by hiring an appropriate number of sales staff, and by increasing the number of national and regional industry trade shows and conferences attended. It is anticipated that the funds will be raised through private placement or a secondary offering in the current fiscal year.

          CURRENT PLANS
          -------------

          The key events that occurred over the quarter end October 31, 1997 were the marketing of the cross-platform, windows (Registered Trade Mark of Microsoft, Inc.) compatible version of its Home Office Management (HO/2/) system, the Point Of Sale(POS/2/) system and the Lab Management (LAB/2/) systems. This integrated product line is currently being installed in some of the largest Ophthalmic chain in the world. The company also continued the work on the first and second major contracts executed in the previous year.

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

Alpha Bytes INC.

By        -----------------------------
          Anton Stephens
          President and Director
          (Principal Executive Officer)

Date      Dec 15, 1997


By        -----------------------------
          Christine Stephens
          Secretary and Director

Date:     Dec 15, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By        -----------------------------
          Anton Stephens
          President and Director
          (Principal Executive Officer)

Date:     Dec 15, 1997


By        -----------------------------
          Christine Stephens
          Secretary and Director

Date:     Dec 15, 1997