Form 10-K
period 1998-01-31
ALPHA BYTES INC
filed 1998-05-04
CIK 831232

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          __________________________


                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended         Commission File Number 33-20783-D
January 31, 1998

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

Registrant's telephone numbers, including area code:
(716)-284-2465 and 905-475-3249

Securities registered pursuant to Section 12 (b) of the Act: None. Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements
for the past 90 days YES   XX
                         ------  -------

The aggregate market value of voting stock held by non-affiliates of the Registrant was $3,500,252 based on trading reported in the NASD pink sheets on or about JANUARY 31, 1998.

There were 7,468,002 shares of common stock outstanding having a NO par value per share as of JANUARY 31, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                      ------------------------------------

Current Report on Form 8-K, filed on January 6, 1995.

First Amendment to Report on Form 8-K filed on January 16, 1995.

Second Amendment to Report on Form-8K, filed on February 16, 1995.

Articles of incorporation of Registrant dated May 16, 1996

Bylaws of Registrant, Warrant Agreement, and Underwriter's

Warrant, previously filed as an exhibit to the Company's Form S-18 Registration Statement, No. 33-20733-D, made effective August 3, 1988. The underwriter's warrants are no longer valid.


                                     PART I
                                     ------

ITEM 1    GENERAL DEVELOPMENT OF BUSINESS.
------    --------------------------------

     Alphabytes Computer Corporation (AB Canada), organized under the laws of the Canadian Province of Ontario in 1983, is a software applications development company to the health care industry in North America, the United Kingdom and European Community.

     Alpha Bytes Computer Corporation (AB New York), organized under the law of the State of New York in 1988, is engaged in marketing and supporting software products developed by Alphabytes Computer Corporation its Canadian affiliate.

     Both companies are owned by Alpha Bytes INC., a publicly held Colorado Corporation.

     Alpha Bytes INC. currently has an installed base of over 5,500 sites with over 1,800 sites contracted to be installed over the next 2 years (equivalent to more than 37,500 users) in the vision care industry, which it provides an integrated software product line. It has generated operating profits during fourteen of the last fifteen years.

     Neither corporation has ever been a party to any material reclassification, merger, consolidated, or purchase or sale of a significant amount of assets not in the ordinary course of business.

BACKGROUND INFORMATION
----------------------

     Alpha Bytes INC. began business in the Canadian City of Toronto, Ontario in 1983 with the objective of capitalizing on business opportunity provided by the evolving personal computer market in the area of easy to learn and operate applications software.

     Alpha Bytes INC. elected to specialize in the health care market because of management's perception that it afforded substantial sales volume, and because the health care business was (and is) a stable, essential, growing and prospering industry. After two years of producing specialized software, Alpha Bytes INC. decided to further narrow its niche to the vision care industry.

     Alpha Bytes INC. has become a leading software applications vendor in the international vision care business supporting its clients with offices in Toronto, Ontario and Niagara Falls, New York. Management believes that Alpha Bytes INC. has more contracts among the top 100 North American vision care chains than any other vendor. A partial list of its clients includes: Pearle Vision (Texas); Cole Vision (Cleveland); Eye Care Centers of America (San Antonio); LensCrafters (Cincinnati); Standard Optical (Toronto); D.O.C. (Detroit); Bensons (Minneapolis); Family Vision and Wal Mart (Fayetteville, Arkansas); the Bay Group (Toronto); Optica Lee Borinquen (Puerto Rico); Scrivens Optical (Great Britain) and, Macy's Group (New York).

     Management believes that Alpha Bytes INC. was the first vendor to offer a full line of integrated software products for retail corporate chains and independents. (the Alpha POS 1 system); home office management (the Alpha H.O. system); independent optometrists (the Alpha PM system); small labs & superstores (the Alpha Lab 1 system); and, large wholesale labs (the Alpha Lab 1 system).

Alpha Bytes INC. has an informal corporate development understanding with Merrill, Lynch, Pierce, Fenner & Smith, including a commitment to participate in the funding of provider receivables. Alpha Bytes INC. has enjoyed a long standing successful working relationship with Unisys and IBM in the joint marketing and technical support of vision care chain clients in North America and the United Kingdom. In addition, Bell Worldlinks (a leading network transaction processing company in addition to its telephone operations), NDC (a leading dental and pharmaceutical transaction processing company in North America) and NPA (a leading privately held vision care plan administrator with a provider base in the vision care industry) are parties to strategic alliances (expected to commence operations in the last quarter of 1999) with Alpha Bytes INC. for marketing of the H-NET Healthcare Network.

BUSINESS DEVELOPMENT
--------------------

     In 1983, personal computer software technology was being introduced in vision care industry laboratories to assist the mathematics of lens grinding and job tracking. Alpha Bytes INC. introduced what management believes was the first commercially successful designed developments for personal computer based practice management systems for optometrists.

     During the period from 1984 to 1986, Alpha Bytes INC. created the software and trained the staff to operate 450 stores throughout Canada (using two languages) for Standard Optical, the retail division of Imperial Optical. Between 1985 and 1986, Alpha Bytes developed medical billing applications allowing health care providers to electronically process claims to government agencies such as OHIP (the Ontario Govt. Health Care Ministry) & other Canadian provinces.

     In 1986, IBM selected Alpha Bytes INC. as its vision care software vendor for joint marketing of software, hardware and support, with the target market being chains and independent health care providers in North America and the United Kingdom. During the 1986 through 1987 period, Alpha Bytes INC. won chain contracts with Detroit Optical, Sterling, Bensons and others.

     In 1989, Price Waterhouse, working for LensCrafters, chose Alpha Bytes INC. to automate the chain's more than 700 locations. Alpha Bytes INC. develop a point of sale system to work on IBM's RISC 6000 computer. Its Alpha Lab II software program was the first to provide a software platform for use with the IBM RISC 6000 in large wholesale laboratories.

     Because clients require and demanded technology connecting their retail, laboratory and home office administrative operations in a compatible electronic environment, in 1990, Alpha Bytes INC. developed and became the first vendor to offer an "off-the-shelf price" for full product lines. They included the Alpha POS (point of sale) program for retail operations; the Alpha PM program for practice management; the Alpha Lab I & II programs for Laboratories; and, the Alpha H.O. program for home office management.

     In 1993, Family Vision Centers of Fayetteville (which operates the optical departments for Walmart and Sam Stores), retained Alpha Bytes to train its staff in 172 locations on the Alpha POS program running on IBM personal computers with prescriptions electronically transferred to the laboratory facilities. Optica Lee Borinquen, a leading vision care chain in Puerto Rico (with 42 stores) retained Alpha Bytes INC. technology to set up and connect its retail, laboratory, and home operations. Alpha Bytes INC. also began to automate one of the world's largest chains by providing software services to the Carribean operation of Pearle Vision Group.

     In addition to its vision care developments, in 1993, Alpha Bytes INC. developed a full point of sale and home office system for the hearing aid industry and won a contract with one of the largest chains in the U.S., HEARx, and, Alpha Bytes INC. penetrated the British market by beginning automation of Specialeyes, the third largest chain in the United Kingdom.

     In 1995, Alpha Bytes INC. began the initial investigations for the software necessary to offer transaction network processing services in real-time or batch mode to the United States vision care business, wherein no such services exists. Alpha Bytes INC. has initiated product development for a service to be called H-NET for order processing and claims processing between health care providers and their suppliers including the government agencies.

     In 1996, development began of the cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of its Point of Sale Software (POS/2/), Laboratory Management Software (LAB/2/), and its Home Office Software System (HO/2/) was released. Additionally, the company completed development of the Point of Sale Software for the Hearing Aid Retail Sales Industry (POSH).

Late 1997, the Windows based Point Of Sale/Practice Management System (POS/2/), Home Office System (HO/2/) and Lab Management System (LAB/2/) products were completed and active marketing began. The company also began development of H-NET in phases with and the introduction of on-line real-time third party claims adjudication of claims by National Prescription Administrators (NPA).

     Phase I of H-NET, the fully integrated information transmission network for the vision care industry, was market tested By National Prescription Administrators for adjudicating on-line claims in a real-time mode, and is now ready for the market. Other phases of H-NET will be developed on an on-going basis and will be actively marketed as these phases become available. Portion of the H-NET software is presently being imbedded in all the new software systems currently being sold.

     The Company also plans to increase its share of the ophthalmic software market by actively seeking the acquisition of, or strategic alliances with, one or more of its competitors over the next four quarters.

BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKET
-----------------------------------------------

     Using programs available through Alpha Bytes INC., health care providers can easily check product availability or inquire as to the status of existing orders. Suppliers are able to transmit price list, product data, statements or other provider specific information, facilitating direct communication between the two parties. E-Mail features available through Alpha Bytes INC. programs provide a direct advertising medium for suppliers permitting instant reaction to new trends, styles and promotions that are characteristic in the industry. As the user base grows H-NET will support electronic catalogues used either through access by modem or on discs or CD ROMS.

     Since the H-NET system can determine the value and validity of third party claims, a service can be offered for immediate payment to the health care provider of valid claims, at a discount, electronically. The network and applications software is also designed to transmit insurance claims to third Party payers, to permit health care providers to authorize customers credit card transactions and supports financial services such as paying bills, taxes and debit accounts.

     The term "suppliers" (as used in this section) refers to retail and wholesale laboratories and lens manufacturers. The OCA (Optical Manufacturers Association) has partially completed development of the general supplier (manufacturer) interface. Alpha Bytes INC., as part of the H-NET services, has already developed the personal computer end of the interface which will allow E.I. messaging over the Bell Worldlinks network, as well as over other networks.

     Currently, H-NET can communicate on a real time basis to NPA for adjudication of claims. Alpha Bytes INC. is working with other insurers, including Medicaid , Medicare and various Blue Cross and Blue Shield plans, to bring them on line as soon as practicable.

     A key challenge facing the Company is that virtually no insurance companies are able to directly process vision care claims outside normal medical claim parameters. Management knows of no entities other than Alpha Bytes INC. that is attempting to interface directly with insurance companies for the direct transmission of vision care non-medical claims (e.g. claims involving frames, lenses and accessories).

DEMAND FOR SERVICES
-------------------

     The marketing of applications software is related to the benefits of real-time network transaction processing. In the opinion of management, Alpha Bytes INC. enjoys an advantage over R.I., EYE-COM & B.C., its major competitors, as a result of its ability to offer prospective corporate chain clients a complimentary service not available from such sources. The Group's chain clients enjoy a significant financial advantage, since not only is their order processing info automatically integrated into their applications software but their product order service is paid for by "suppliers".

     Health care providers risk fraudulent third party claims unless they are willing to verify claims by telephone prior to dispensing products or services. Claims processing in a hard copy environment is costly and time consuming, requiring of a number of steps including: data entry, data transmission, processing time, reconciliation, and depositing. As a rule of thumb electronic processing reduces health care provider costs in the order of 75%. It is therefore in health care providers interest to pay for electronic transaction eligibility checking and processing.

     Health care providers do not generally pay transaction fees for placement of product orders to frame, lens, medical good or laboratory suppliers. Those service fees are paid by the suppliers, not only because it is good customer service, but because receiving an order electronically is less costly (by about 60%) than any other order entry process.

     Electronic claims processing appears to be perceived as more productive than hard copy claims processing by governments at all levels, which are requiring such procedures as exclusive methods for payment. Some governments contribute to the costs of transactions processing. Management believes that such trend will become pervasive by the end of the decade.

STRATEGIC ALLIANCES
-------------------

     H-NET services are made possible through the joint efforts of industry leaders in areas that make up the H-NET communications superhighway. Strategic alliance partners and their roles in H-NET are as follows: Alpha Bytes Computer Corporation, the H-NET coordinator, software development and support services; National Data Corporation, responsible for third party processing communication development and services, and for financial services communication; Bell Worldlinks, responsible for general H-NET communication services and financial services communications; NPA and NPA, responsible for data bank services such as real-time eligibility and adjudication services; Merrill Lynch, Pierce Fenner & Smith, responsible for financial services and receivables factoring.

     National Data Corporation, based in Atlanta, Georgia, is the largest independent real-time claims processor in the world. With 25 years experience, NDC annually processes over 200 million health claims and another 2 billion transaction per year for credit cards, financial, and other commercial services.

     Bell Worldlinks, through its Worldwide communications capability, handles all the communications needs of H-NET. Through Bell Worldlinks, H-NET offers a "local network" that spans the globe, and offers H-NET customers full worldwide E.I. communications without long distance charges.

     NPA and NPA, National Prescription Administrators, also based in New Jersey, along with its subsidiary National Vision Administrators, is the fourth largest administrator of vision prescription plans in the United States. On a consolidated basis, they presently handle in excess of 2 million "real-time" claims annually and have a panel of over 5,600 vision care providers covering a base of 6,000,000 plan participants.

     Merrill Lynch, Pierce Fenner & Smith, one of the major financial services organizations in the world, through its offices in Washington, offers H-NET clients a full range of factoring and financial services.

ANTICIPATED DEVELOPMENTS
------------------------

     In conjunction with Bell Worldlinks, NDC and NPA, Alpha Bytes INC. is presenting products introducing the "Vision Care Superhighway," which management believes will be actively marketed in 1999.

     Alpha Bytes INC. re-designed and re-programmed its entire line using what management believes to be the most technologically advanced features the industry. The re-designed line was released in the last quarter of 1997. Alpha Bytes INC. plans to aggressively market its application products worldwide and to seek out other opportunities in the health care industry with the goal of expanding its business into other market niches and expanding the limits of its present niche. In the immediate future Alpha Bytes INC. plans to aggressively market third party processing packages and to market practice management systems.

     Alpha Bytes INC. will continue marketing its applications software and hardware services in traditional fashion by availing itself of opportunities to demonstrate products and their effect on a clients return on investment. This is accomplished through personal interview obtained through introductory letters, telephone calls, referrals and trade shows. Sales will be under the supervision of Alpha Bytes INC.'s current management working with a commissioned sales staff. Presently, Alpha Bytes INC. plans to attend the seven major trade shows in the United States.

     Alpha Bytes INC.'s expertise in the vision care industry is expected by management to provide the credibility, experience and products under the H-NET umbrella, to market a third part processing package and other non-vision care specific services through H-NET to general health care providers, including hospitals, clinics, homes for the aged, medical and dental practitioners. Marketing of H-NET to the general health care marketplace is expected to be through a brokerage system on straight commissioned salesmen.

     Alpha Bytes INC. is able to offer health care providers a package offering seven distinct, money and time saving advantages, transaction prices, free software as well as financing of receivables. The typical existing transaction price for services starts at $0.75.Billing companies typically charge between 4% and 10% of a claims value for their services. The POS/2/ software is priced between $3,000 - $ 3500, the HO/2/ software is priced between $5,000 - $100,000 and the LAB/2/ software is priced between $ 5,000 - $25,000.

     Alpha Bytes INC. Group is able to offer the health care providers claims processing at a minimum baseline per transaction charge of less than $0.75 in concert with a more competitive percentage charge based value levels of claim, each of which is tracked in the network administrative software. Alpha Bytes INC.'s strategy is to earn its revenue from transaction processing pre-billed to the health care provider. Thus Alpha Bytes INC. will provide the software (H-NET only) at no cost other than minimum telephone support expenses and annual update fees of approximately $50 - $100. The software also offers extra features such as a payment reconciliation module and patient recall service. Thus, Alpha Bytes INC. technology deliver more competitive prices and greater savings to health care providers.

     Alpha Bytes INC. also offers health care providers a program for financing their electronic claims receivables to assist in their cash flow management. Claims processing on a real time basis is possible to NPA/NPA, and standard transmission of claims is being expanded to include major carriers such as Blue Cross and Blue Shield. Medical claims can currently be transmitted to all major insurance carriers. Management anticipates that insurance carriers will be added throughout 1998/9 as the required interfaces are developed for vision care, non-medical claims.

     However, to accomplish its plans in completing the development of marketing H-NET over the next fiscal year, management feels that Alpha Bytes INC. will require about $3,000,000 in debt or equity financing.

FACTORING SERVICES
------------------

     Many health care providers are interested in selling their accounts receivable in order to alleviate their monthly cash flow requirements. This practice has grown because health care providers such as physicians, clinics, hospitals, etc., rely on compensation from third party sources which in result in administrative costs and slow payment. Vision care providers are expected to be slower to avail themselves of receivable financing opportunities because financing receivables involves a new concept.

     Management believes that Alpha Bytes INC.'s ability to assist in arranging for receivables financing provides it with a competitive edge over other electronic service providers in the health care business. In addition, it generates significant profits with minimum risks since Alpha Bytes INC. controls the material transactional aspect (e.g., eligibility verification and payment), including payment guarantees from whose ability and willingness to pay claims are the chief risk element.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES
------------------------------------------------

MARKETING PLANS AND DISTRIBUTION
--------------------------------

     Management believes that there are intrinsically linked opportunities in North America, the United Kingdom and European Community. They involve the possible increase of Alpha Bytes INC.'s share of applications software business among corporate chains; the possible establishment within the vision care industry of real-time transaction processing services; and, the establishment of an interactive real-time processing and ordering system for the medical community, coupled with general third party claims processing. The following software products connecting retail, laboratory, and home office are available from Alpha Bytes INC., and each can be customized to meet a customer's unique ways of doing business, while interfaced into Alpha Bytes INC.'s real-time transaction network:

     "Alpha POS/2/" a cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of its Point of Sale Software for the ophthalmic industry, and is used in operating a retail location. It keeps track of patient data, Rx information and inventory; automatically pricing prescriptions; manages all financial information; and, keeps track of staff performance. It also includes special features for optometrists, such as an exam recording module & a ledger system.

     "Alpha HO/2/" is a cross-platform, Windows (Trade Mark of Microsoft, INC.) compatible version of its administrative package for home office use. It keeps track of and consolidates information from all stores, most notably the "day sheet" data on financials and inventory, providing management with a complete and accurate business picture on a daily basis. HO/2/ is a flexible package, capable of handling the administration of small chains and large multi-national chains.

     "Alpha LAB/2/" is a cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of its Laboratory Management Software System, and is designed to accept electronic orders coming in from the Alpha POS/2/ system. The software automatically makes the calculations required for grinding prescription lenses, keeps track of inventory, manages financials, and has a job tracking features as prescriptions are processed through the laboratory. Alpha LAB/2/ is designed for either small laboratories, superstore retail laboratories, or for very large wholesale laboratories.

     "H-NET Transaction Network" is software product that allows the user to process payment claims and order goods and services with access to National Data Corp.'s electronic communications network. H-NET feature 12 services that will be market introduced over a 3 phase period over the next few years. The first phase involves spectacle insurance and government claims; healthcare provider claims; prescription ordering from laboratories; lens ordering from laboratories and suppliers; and, contact lens ordering to laboratories. The second phase involves eligibility checking; claims processing; frame ordering; contact lens ordering; and, factoring services on receivables. The final phase involves third party eligibility e-mail promotions; and, electronic banking. In addition to software sales, many clients prefer a single source purchase wherein Alpha Bytes INC. supplies hardware requirements and all service support (e.g., training, telephone support, and updates).

NEW CLIENT SOURCES
------------------

Alpha Bytes INC. has targeted 100 of the top chains in North America, the United Kingdom and the European Community as qualified prospects for applications software, hardware, and services. Management believes that the business potential for H-NET Transaction Network billable transactions is a very large and untapped market as is evident from the following estimates.


                                                             TOTAL ANNUAL     GROSS
SERVICE TYPE                                                 TRANSACTIONS     PROFIT
----------------------------------------------               ------------     ------
 1.  Spectacle Insurance and Government Claims                  27,200,000    $ 0.10
 2.  Health care provider Claims                             9,000,000,000    $ 0.10
 3.  Prescription Orders to Laboratories                        80,000,000    $ 0.10
 4.  Lens Orders to Supplier                                     6,200,000    $ 0.10
 5.  Frame Ordering                                             54,700,000    $ 0.10
 6.  Contact Lens Ordering                                       4,200,000    $ 0.10
 7.  Third Party Eligibility Checking                           27,200,000    $ 0.12
 8.  Credit Card Authorization                                  56,200,000    $0.005
 9.  Electronic Product Catalogues                              22,000,000    $0.005
10.  E-Mail Promotions                                           8,000,000    $ 1.18
11.  Factoring Services on Receivables                          27,200,000  (Note 10)
12.  Electronic Banking                                         27,200,000    $0.005

--------------------------------------------------------------------------------
-Notes and Sources of Data:
1. 35% of spectacle sales are estimated to be third party. Source, Survey of Alpha Bytes INC. chain clients. This estimate came from Towers Corp., the United States' largest health care insurance billing agency .

2. Every spectacle order goes to a laboratory and there were 80 million customers in 1997. Source: 20 and 20.
3. The typical laboratory places 125 orders to suppliers per month. 2,500 laboratories x 125 orders x 12 months (assuming the market to be 80% of all labs) .
4. Chain bulk buying accounts for 33% of the 80 million customers and the result is divided by 10% since chains order a frame in lots of 10. (80,000,000 x 33% x 10%)
5. The total number of transactions are reduced by 60% of 10.6 million customers in 1996 since most patients are served from health care providers inventory. Source, survey of Alpha Bytes INC.'s clients .
6. As in 1., every third party claim could be electronically checked for eligibility.
7. About 60% of the total 80 million customers in 1997 paid by credit card. This also includes balances not included in third party claims. Source:
     NDC.
8. The 600 suppliers issue a product catalogue once a year to the 75,000 professionals who work in an estimated 40,000 locations or (550 x 40,000). Estimates by Alpha Bytes INC. from data from OOA and AOA.
9.   The typical supplier runs 4 promotions per year. 550 x 40,000.
10. The potential is 1.8% of the total dollar volume of 4.63 $billion (35% of 13.22 $Billion total sales) or 800 $million.
11.  All third party customers are treated as potential banking transactions.
12 The cost of an average transaction is between $0.25 and 0.30 and the average selling price is $0.40. The average cost of a financial transaction is between $0.02 to $0.04 and the average selling price is between $0.03 and $0.05

Alpha Bytes INC. intends to introduce the first 4 services immediately as phase I, followed by introduction of more value added services over a one year period as warranted by market responses and the number of health care providers using the service.

MARKETING PERSONNEL
-------------------

     Marketing will be primarily in-house and through distributors, with the primary objective of selling to suppliers and laboratories which will re-sell to the health care providers. Health care providers will be primarily approached through mail shots, etc., to produce a classic push-pull marketing thrust. Supervision will initially be provided from existing Alpha Bytes INC staff members, including Anton Stephens Jerry Roberts, Doug Winter and Edwin Ham.

     Mr. Stephens, president of Alpha Bytes INC., whose background includes management and development of the nationwide MIS system used by Morguard Investments and development of the CBS Records financial computer systems. Mr. Stephens has also been involved with the co-ordination and development of the first computer software system for complete control of a large auto-dealership (for General Motors).

     Mr. Roberts, Alpha Bytes INC.'s Director of marketing, has extensive experience in the ophthalmic industry, including having worked as a consultant to Pearle, Lenscrafters, Cohen's and Sterling Optical.

     Mr. Winter, Alpha Bytes INC.'s Systems Manager has over 10 years experience with Alpha Bytes INC. and is an expert in the management of computer systems and development projects. Mr. Winter also provides marketing support.

     Mr. Edwin Ham, Alpha Bytes INC.'s Programming Manager has over 8 years experience with Alpha Bytes INC. and is an expert in the management of computer systems and development projects. Mr. Ham also provides marketing support.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICES
--------------------------------------------------------

H-NET HEALTHCARE NETWORK
------------------------

     Anticipating that regulatory authorities would move towards requiring health care providers to submit health care claims electronically in order to save money and control costs, during the past two years Alpha Bytes INC. developed software product technology allowing health care providers and related customers to communicate electronically with suppliers, to process private insurance and government third party claims and to order goods and services over a real-time network. The program is called H-NET Healthcare Network and it will allow a health care provider to select any one of the following transaction services from a single menu; eligibility checks for third party claims; payment processing for insurance and government claims; order processing frames, lens accessories, contact lenses; prescription laboratory orders; electronic product catalogues; e-mail service (promotions from suppliers); factoring services for verified receivables; financial services and electronic banking; and, debit card transactions.

     Alpha Bytes INC. is unaware of any competitor offering similar programming for the vision care business and anticipates that success will depend on its ability to establish the first and largest user base among health care providers. Since every health care provider spectacle sale needs a laboratory, laboratories will be targeted as a sales force to distribute H-NET software in by the health care provider. A similar co-operative program will be offered to frame suppliers. A direct mail, trade journal advertising, trade show promotion program will also target health care providers.

     Alpha Bytes INC.'s marketing plans for H-NET have been enhanced by the active marketing support available from Bell Worldlinks, NDC and NPA, which have recently agreed to actively market H-NET to their customers and to use it as an enticement to increase the growth of their own businesses. Management expects that its strategic partner, NPA, will target its 500 participating health care providers by bringing them "on-line". Alpha Bytes INC. will also directly approach its own user base and bring as many as possible on line in the first year. The currently available user base is expected to cause suppliers to either join the network or be left behind by their competitors.

     H-NET will be sold and serviced by a group of strategically located agents who will buy transaction services from Alpha Bytes INC., typically $0.40 per transaction. Working with a spread of $0.35, they re-sell the service to the health care provider at a price up to the competitive level of $0.75 as well as a percentage rate keyed to set claim dollar-value levels.

The key candidates as Agents are the many local billing services. Two sales and service executives will be assigned the tasks of locating, training, and supporting the network of agents. Sales development materials will principally rely upon direct mailings, trade shows, advertising in professional trade publications and seminars.

SECOND GENERATION POINT OF SALE, HOME OFFICE, AND LABORATORY MANAGEMENT SOFTWARE
--------------------------------------------------------------------------------

     Alpha Bytes INC. has completed development of, and is actively marketing, its cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible versions of its previous line of products for the ophthalmic industry. The main objective in the development, incorporating a state of the art Graphical User Interface, was to enhance the usability of the software, and to develop an industry standard database that would allow users more complete access to the wealth of information that could be accumulated in Alpha System environment.

     In addition, as more users of the existing Alpha Bytes software were expressing an interest in taking a more active role in the development of unique features for the software, it was necessary to develop software packages that could be enhanced directly by users with the desire and ability to do so.

     A third consideration was the desire of most users to take a more "visual" approach to the data analysis process as a means to facilitate the extraction of useful information from the large amounts of data accumulated at a POS site. This desire was expressed most frequently as a concern that existing software solutions had a tendency to generate a great deal of paper output from which the user was expected to determine, on their own, which information would prove most useful. The objective of the project in this area was to prove the user with information at the level of detail desired by the user, with the ability to "drill down" to details where required. This was to be presented in the form of easily accessible visual displays, with hard copy provided only at the user's request.

     There has been an increase in pressure from users to provide a solution optimized for their own business practices, without having to suffer the increased cost in both time and money, that arise from the development of custom software solutions. A major objective of this project was to allow as much built-in customization of the package as possible, without overwhelming the user with a package that was too complicated and cumbersome to be used in the environment for which it was intended.

     Finally, there has been an increased desire on the part of users to have options as to the particular hardware/operating system platform on which they can implement the solution of choice. The objective of the project was to create an environment in which the same software and database could be operated on a number of platforms, with the opportunity for the user to "mix and match" as desired, to meet aesthetic and financial considerations.

     In response to these market pressures, Alpha Bytes INC. developed POS/2/, HO/2/ and LAB/2/, each of which has generated a tremendous amount of market enthusiasm. The products were introduced to the marketed, commencing in the last quarter of 1997, and the impact in fiscal 1998 was significant. It is anticipated by management, that as this product is better known throughout the ophthalmic community, its impact on income in fiscal 1999 will be even greater than in fiscal 1998.

COMPETITIVE BUSINESS CONDITIONS AND COMPETITIVE POSITION IN THE INDUSTRY AND
----------------------------------------------------------------------------
METHODS OF COMPETITION
----------------------

     Alpha Bytes INC.'s business has traditionally been targeted to the top 100 corporate chains in North America and the United Kingdom and to approximately 2,500 laboratories. Competition comes from two sources, in house systems operated by large accounts and other providers of services to retail chains.

     In-house systems appear to be dwindling as a result of the maintenance costs, lack of efficiency (personal and resources must be maintained on a full time basis, whether or not used), and an inability to keep pace both technically and in product development.

     As a result of such decline, Price Waterhouse recommended that LensCrafters replace its in house system with a specialized third party solution by Alpha Bytes INC., now encompassing over 700 sites.

     Material competition for corporate chain business is, to the best of management's knowledge, limited to Alpha Bytes INC. and two other companies. It is most significantly impacted by product efficacy, the availability of a full product line capable of connecting operations, price and terms information, on-
going support and updates capabilities, and prior operating history.   The Alpha
Bytes Group's major competitor is R.I., a company based in Peoria, Illinois, with a limited base chain clients.

     Competition for laboratory business centers on the ability to modernize old systems. There are three major competitors, B.C., DVI and CC Systems, which have a combined customer base of approximately 500 clients. Alpha Bytes INC. is not aware of any material competitors offering single source comprehensive vision care claims and product order processing service.

The concept is well understood and discussed in a futuristic sense in trade journals but no other enterprise has, to management's knowledge, yet been able to assemble the software technology and resources necessary to successful compete with Alpha Bytes INC.

     Current transaction processing operates on a proprietary and fragmented basis. For example: Lens manufacturers such as Sola or American Optical have provided a proprietary order entry software package to their largest customers. Some laboratories have offered similar services. There are no frame ordering services and if there were, they would probably be proprietary. Some vendors give health care providers the ability to capture the government claims (HCFA form) electronically and send it to the payer via modem.

     Alpha Bytes INC.'s competitors in the third party medical processing industry offer similar services but at higher prices and generally do not have the ability to transmit orders to supplier.

     Management believes that Alpha Bytes INC. has certain competitive advantages that will permit it to retain a leadership position in its industry niche. The retail arena poses difficult start-up challenges because profitability is tied to success in retail sales, an area in which Alpha Bytes INC. has a two to three year lead over competitors. Alpha Bytes INC. was the first vendor to offer corporate chains compatible products connecting retail establishments, laboratory and home offices. Management believes that this combination delivers the most productive return on investment and no competitors have reported a comparable level of performance.

     Management is not aware of any other vendor in its niche market that have entered into strategic alliances with major companies (such as Bell Worldlinks or NDC) offering single source services comparable to Alpha Bytes INC.'s H-NET, that have as many software products performing at either end of the network, that have as many retail chain and independent market customers; or that operates in North America, the United Kingdom, the European Community, Latin American and the Caribbean.

     Management believes that Alpha Bytes INC.'s leadership in the introduction of software systems and products has made its customers reliant thereon, with little material likelihood that they will change product and service sources unless a competitor provided dramatic price and performance superiority. Such opinion is based on the observations that the average health care provider deals with between 15 to 25 suppliers and would not normally change multiple supplier proprietary directories requiring payment for and maintain of the hard drive space required for order processing. In management's opinion, Alpha Bytes INC.'s customers require a single directory system like H-NET for all services, and to the best of management's knowledge, no other such services are reasonably available.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS
------------------------------------------------------------------------------

     The Company's services are not reliant on the availability of raw materials but rather, involve development of software computer applications, advice on selection of computer hardware and operation of interactive data networks. Sources from all materials required in conjunction with the foregoing are readily available from a large number of suppliers, none of which would be difficult to replace.

DEPENDENCE ON ONE OR FEW MAJOR CUSTOMERS
----------------------------------------

     No customer, except Cole Vision of Cleveland , Ohio and Eyecare Centers of America of San Antonio, Texas, account for more than 5% of its continuing business.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR
-----------------------------------------------------------------------------
LABOR CONTRACTS, INCLUDING DURATION
-----------------------------------

     None.

SERVICE MARK AND COPYRIGHTS
---------------------------

     Alpha Bytes INC. (subsidiaries of the Company) use the service mark "H-NET" registered with the United States Patent Office (Number 185884) on October 18, 1994. The service mark has a term of six years, and is renewable for an additional five year period. All of Alpha Bytes INC.'s software is believed subject to common law but unregistered copyrights.

LICENSES
--------

     Alpha Bytes INC. grants its customers licenses to use its software program on a non-transferable but permanent basis. Licenses granted by Alpha Bytes INC. provide for a limited 90 day warranty period, after which Alpha Bytes INC. has no further liability, unless the license has entered into a separate maintenance agreement.

     There are no outstanding claims under any license or maintenance agreements, or, to the best of Alpha Bytes INC.'s management's knowledge, any likely claims.

     Copies of Alpha Bytes INC.'s material license and maintenance agreements are included as exhibits to the report on Form 8-K filed on January 6, 1995. OTHER INTELLECTUAL RIGHTS
-------------------------

     No other patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts are used by the Company.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES
------------------------------------------------------------------

     To the best of the Company's knowledge, there are no special requirements for government approval of its principal products or services, not generally applicable to normal business operations.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS
-----------------------------------------------------------------------

     The Company is unaware of any probable regulation of its business, other than as will apply to business in general.

ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON
------------------------------------------------------------------------
RESEARCH AND DEVELOPMENT ACTIVITIES, AND IF APPLICABLE THE EXTENT TO WHICH THE
------------------------------------------------------------------------------
COST OF SUCH ACTIVITIES ARE BORNE DIRECTLY BY CUSTOMERS
-------------------------------------------------------

     Alpha Bytes INC. has revamped its product line and made inroads into the British vision care software applications industry. Management believes that the keys to Alpha Bytes INC's success are a focused effort in our niche market; a superior product line that is constantly upgraded; hands on sales and support by Alpha Bytes INC.'s top executives, so they are never far from the marketplace; a positive return on investment by its clients; and, financial stability to develop new products and strategies to meet market challenges.

     During the past two years, management believes that Alpha Bytes INC. has spent approximately $750,000 on research and development activities, none of which has been borne directly by its customers, although all of it will be amortized as a portion of the goods and services sold as a result of developments derived from such research.

COSTS AND EFFECTS OF COMPLIANCE WITH FEDERAL, STATE AND LOCAL ENVIRONMENTAL LAWS
--------------------------------------------------------------------------------

     The Company, a service business, is not aware of any expenses directly attributable to compliance with federal, state or local environment laws or regulations.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEE
----------------------------------------------------------

     The Company has twenty full time employees, all of whom are employed through its subsidiaries. The Company and its subsidiaries use part time employees and consultants, on occasion, as required; however, no fix number can be provided except that no part time employees are being currently used and generally, the range of part time personnel is between three and four persons.

EQUIPMENT
---------

     The fixed assets of the Company as valued for accounting purposes have a depreciated book value of $71,979. Furniture consists of two sets of board room furniture, two set of waiting room furniture, six sets of executive office furniture, and desks, filing cabinets, bookcases and occasional furniture for the staff.

     The key equipment consist of an IBM RISC 6000 computer; 24 Pentium computers, 2 486/DX4/166 computers, 8 dot matrix printers, 2 color ink-jet printers, and 7 laser printers; three photocopiers, three fax machines; communications equipment and modems; tape storage equipment; Novell 4.0, LANTASTIC, Windows NT, CITRIX networks; and, both a 24 station phone system (Toronto), and a 6 station phone system (Niagara Falls).

INVESTMENT POLICIES
-------------------

     The Company has no investment policies with respect to investments.


ITEM 2.   PROPERTIES
-------   ----------

     The Company shares office space with Alpha Bytes Computer Corporation, its wholly owned New York subsidiary. Its address is 521 Buffalo Avenue; Niagara Falls, New York 14303. Its phone number is (716) 284-2465 and its fax number is
(716) 284-2478. The Company's other subsidiary, Alphabytes Computer Corporation (Ontario) is headquartered at 205-7050 Woodbine Avenue; Markham, Ontario L3R 4G8. Its phone number is (905) 475-3249 and its fax number is (905) 475-8629.

     The Niagara falls facility is a two and one half story brick building compressed of approximately 2,000 square feet. The annual rental, on a triple net basis, is approximately $7,500. The lease expires on December 01, 1999. The building is leased from THE SCS Group.

     The Ontario facility has been leased from V & A Properties Limited since October of 1982 under a five year lease. The annual base rental was $23,500 for the year ending in January 31 1998 and the rent is expected to be the same for fiscal 1999. The premises comprises of 4500 sq feet.

     Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities will be required, however the current facilities are expected to suffice until after December 31, 1998.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

     Alpha Bytes INC. is not a party to any material litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

     NONE

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------    -----------------------------------------------------------------
     MATTERS.
     --------

PRICE RANGE OF COMMON STOCK AND DIVIDENDS
-----------------------------------------

     The Common Stock of the Company commenced trading in the May 1994. The following table sets forth for the periods indicated the range of high and low representative bid quotations for the Company's Common Stock which were obtained form market makers and are between dealers, do not include retail mark-ups mark-downs- or other fees or commissions, and represent the lack of any material transactions.

                               ASK    Bid
                              -----  -----

          Quarter Ended       High   Low
----------------------------  -----  -----

          April 30, 1997      $0.56  $0.50

          July 31, 1997       $0.87  $0.68

          October 31, 1997    $0.53  $0.40

          January 31,1998     $0.46  $0.37

     The number of record holders of Common Stock of the Company as of January 31, 1998, was 176. Additional holders of the Company's Common Stock hold such stock in street name with various brokerage firms. The Company has reason to believe that such additional shareholders total approximately 85.

     Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. A dividend was declared on October 14, 1997 to its common stockholders of record as of April 18, 1997. This dividend came in the form of one TRB Systems (TRBSI trading in Niphix) for roughly 29 shares of Alpha Bytes INC.

     This dividend was as a result of a software consulting agreement with TRB systems.

ITEM 6.   SELECTED FINANCIAL DATA.
-------   ------------------------

          The following table summarized selected historical financial information of Alpha Bytes, INC. as of January 31,1997, and 1998, and for the fiscal years ended January 31, 1996,1997, and 1998.


CONDENSED BALANCE SHEET INFORMATION:
------------------------------------------------
                                                  Years Ended January 31,
                                                      1998         1997
------------------------------------------------   ----------   ----------
Current Assets                                     $1,606,042   $1,451,601
Capital Assets                                         71,979       63,300
Marketable Securities-restricted                            0      164,666
Accounts Receivable & Work In Proce                         0      352,334
TOTAL ASSETS                                        1,678,021    1,867,235
------------------------------------------------   ----------   ----------

TOTAL LIABILITIES                                     302,299      454,793
------------------------------------------------   ----------   ----------

Stockholders' Equity                                1,375,722    1,412,442
------------------------------------------------   ----------   ----------

CONDENSED STATEMENT OF OPERATIONS INFORMATION:
------------------------------------------------
                                                      1998         1997       1996
                                                   ----------   ----------  ----------
Sales                                              $1,761,402   $1,373,697  $  969,584
Expenses                                              786,016      786,016     775,049
Gross Profit                                          805,719      595,084     138,806
Net Gain (Loss)                                       500,768      342,284      80,313
Net Earnings (Loss) Per Share                           0.067        0.048       0.012
------------------------------------------------   ----------   ----------  ----------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its years ended January 31, 1997 and January 31, 1998.

ALPHA BYTES INC. DISCUSSION OF FINANCIAL INFORMATION
----------------------------------------------------

Alpha Bytes Computer Corporation and Alphabytes Computer Corporation (together called Alpha Bytes INC.) work in conjunction with each other in producing, marketing, installing and supporting the software produced by these companies. The financial information regarding the parent company and its two subsidiaries are presented on a consolidated basis.

Revenues were $1,761,402 for the fiscal year ended Jan 31, 1998 generating a gross profit of $805,789 as compared to revenues of $1,373,697 for the fiscal year ended Jan 31, 1997 which generated a gross profit of $595,084.

Expenses were $955,683 for the fiscal year ended Jan 31,1998 as compared to $778,613 for the period ending on Jan 31, 1997.

Earnings were $500,768 for the fiscal year ended Jan 31,1998 as compared to $342,284 for the period ending Jan 31, 1997.

Overall, the major costs were wages and commissions, management fees, office and general, and rents for both periods, and through careful cost tracking and expense control were kept virtually constant in the current fiscal year as compared to the last fiscal year.

The company realized significant margin improvement over the last fiscal year. Operating margin for the year ended January 31, 1998 increased to 45.7%, compared to 43.3 for fiscal 1997. Profit margin increased from 24.9% for the year ended January 31, 1997 to 28.8% in fiscal 1998.

The company posted an increase of 40% in earnings per share.

The cash position of the company increased to $ 921,191 from $610,142 in the previous fiscal year, providing a healthy cash reserve. Retained earnings rose from $872,125 on Jan 31, 1997 to $1,347,893 reflecting a very successful year for the company. Current assets as a whole changed from $1,451,601 to $1,606,042.

During fiscal 1998, the company settled its action against HEARx INC. The company received 197,600 free trading shares in exchange for the 263,466 restricted shares that it had previously received and agreed to write off the $352,334 it had previously reflected as a long term receivable. This extra ordinary event reduced the Long term asset value of the company, and cleared out a potentially uncollectible work in progress amount. The value of this unrestricted stock as at Jan 31, 1998 was approximately $ 350,000.

Despite taking this write-down, the overall increases in revenue and earnings were greater than expected due to wider acceptance of the new products marketed in the 1998 fiscal year. It is expected that as these products are aggressively marked through fiscal 1999, the impact will be even greater.

MATERIAL EVENTS
---------------

ACQUISITION OF ALPHA BYTES INC
------------------------------
We adopt all previous disclosures from prior filings.

LIQUIDITY
---------

     Management believes that Alpha Bytes, INC. ("the Company") has the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set. However, to fully maximize the potential presented by the key events presented below, management believes that approximately $3,000,000 will need to be raised. The funds will be primarily used to increase the marketing effort and for the production of marketing material, as well as the continued development of H-NET. Marketing effort would be increased by hiring a sales staff of six salesmen, and increasing the number of national and regional industry trade shows and conferences attended. It is anticipated that the funds will be raised through private placement of funds.

CURRENT PLANS
-------------

     The key events that are anticipated by management to occur over the next year are the aggressive marketing of the cross-platform, Windows (Windows is a trademark of Microsoft, INC.) compatible version of its Point of Sale Software (POS/2/), Laboratory Software (LAB/2/), and Home Office Software (HO/2/), the aggressive marketing of H-NET software, the aggressive marketing of the Point of Sale Software for the Hearing Aid Retail Sales Industry (POSH), and the introduction of on-line real-time third party claim adjudication.

     The Company also plans to increase its share of the ophthalmic software market by actively seeking the acquisition of one or more of its competitors. Additionally, the Company plans to utilize its technology to expand into Medical information processing field through possible acquisition or merger.

     During fiscal 1998, as well as adding new sites through the expansion of the current chains carrying Alpha Software, three new chains adopted Alpha Software technology in their strategy of updating their management and information systems, namely Cole Vision, Scrivens, and Eye Centers of America.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

          Included at Pages F-1 through F-12 hereof.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------   ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE.
          ------------------------------------

              The Company has not had any reported or material disagreement with its accountants on any matter of accounting principals, practices, or financial statement disclosure.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

     The following sets forth the names and ages of all the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.

                                  FIRST ELECTED
NAME                         AGE  OR APPOINTED/TERM           POSITION
---------------------------  ---  -----------------  --------------------------------------------
Anton Stephens                46        *            Chairman of the Board of Directors,
                                                     Director, President, Chief Executive Officer
                                                     and Treasurer, Chief Financial Officer.

Christine Stephens            43        **           Secretary and Director.
-------------------------------------------------------------------------------------------------

Notes to table:

* Re-elected on December 3, 1997, by the board of directors of the Company, to serve as a director until the next annual meeting of the Company's stockholders, and until his successors are elected, qualified and assume their offices. Service as an officer is at the pleasure of the board of directors.

**   Re-elected on December 3, 1997, by the board of directors at the recommendation of the Company's stockholders, to serve as a director until the next annual meeting of the Company's stockholders, and until her successors are elected, qualified and assume their offices. Service as an officer is at the pleasure of the board of directors.

BIOGRAPHIES OF DIRECTORS, OFFICERS AND DIRECTOR NOMINEES
--------------------------------------------------------

ANTON STEPHENS
--------------

     Mr. Stephens, age 46, has been president of Alphabytes Computer Corporation, a corporation organized under the laws of the Canadian Province of Ontario, since 1983, and has been the president of Alpha Bytes Computer Corporation, a New York Corporation, since its organization in 1988. Both corporations are engaged in business of software development and marketing, specializing in the dental, medical and vision care industries. Alpha Bytes INC has been accepted as business partners by IBM, Unisys and NCR, and are believed by management to be the world's largest supplier of POS related applications to the vision care industry. Both companies develop, market, service and enhance software for the health care industry, with a high degree of specialization and expertise in the vision care industry. Mr. Stephens is responsible for the overall management of both entities, and along with the management team, all key decisions with respect to strategic planning, product development, marketing, and finances.

     Mr. Stephens graduated from Brunel University (United Kingdom) in 1974 with a bachelor of science degree in computer sciences. Prior to 1984, Mr. Stephens was employed as a systems analyst at the Kent County Council (United Kingdom) and at Molins Manufacturing; he served as a computer industry consultant in Canada, where his clients included the Ontario Provincial Government (part of the design and implementation team which developed the Ontario health care system), General Motors (developed leasing and sales systems) and CBS (development of royalty payment system). He thereafter served as the director of data processing for Morguard Property Investments (Canada's second largest property management company).

CHRISTINE STEPHENS
------------------

     Mrs. Stephens has during the past 6 years, consecutively and without interruption, performed internal accounting for Alpha Bytes Computer Corporation and Computer Corporation, and has served as President of Alpha Bytes Management INC. since 1994.

     From 1980 to 1984 Mrs. Stephens was a customer service representative at the Bank of Montreal in Toronto, Canada, prior to which, from 1971 to 1978 she was an assistant accountant at Barclays Bank (Stock Exchange Branch) in London, England. Mrs. Stephens' educational background consists of both an "O" and "A" level G.C.E. obtained at Bognor Regis Grammar School in Sussex, England (1971). Mrs. Stephens has also successfully passed the British Banking Exams in Economics, English, Business and accounting.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

GENERAL
-------
                          SUMMARY, COMPENSATION TABLE
                          ---------------------------

ANNUAL COMPENSATION                   AWARDS                            PAYOUTS
------------------------------------  ------                          ------------
                              OTHER   REST-
                             ANNUAL               RICTED
                             COMPEN-  STOCK     AW-
NAME AND                     SATION                     ARDS   SUOP   SARS   LTIP   OTHER
Position               Year  Salary     (     )$Bonus    ($)    ($)    ($)    (#)    ($)    ($)
---------------------  ----  -------  ------  --------  -----  -----  -----  -----  ------  ----
Anton Stephens         1997    ***      **      ***      ***    ***    ***    ***    ***    ***
Christine Stephens+    1997    ***      **      ***      ***    ***    ***    ***    ***    ***
Doug Winter (1)        1997  $60,000  ***          (4)    (4)  ***    ***    ***    ***     ***
Edwin Ham (2)          1997  $50,000  ***          (4)    (4)  ***    ***    ***    ***     ***
------------------------------------------------------------------------------------------------

LEGEND: SOUP is Securities Underlying Options/Payouts; Other is all other Compensation
Notes:
*    Chief Executive Officer, President and Chairman of the Board of Directors.
+    Secretary and Director

**   Alpha Bytes INC. paid an annual management fee of $77,000 ($145,000 in
1997) and is owed $41,000 as at January 31, 1998, to Alpha Bytes Management, INC.., a corporation organized under the laws of the Canadian Province of Ontario. Alpha Bytes Management, INC., one of the Company's principal stockholders, is wholly owned by the Stephens family.

     Mr. Stephens is provided with use of a vehicle on which Alpha Bytes INC. spent $4,000.

     Mr. Stephens received payments of $10,500 as triple net rental payments for use of the Niagara Falls building by Alpha Bytes Computer Corporation.

***  None.

(1)  Mr. Winter is Alpha Bytes INC.'s Systems Manager.
(2)  Mr. Ham is a program manager with Alpha Bytes INC..
(3) Expected to be among the persons to whom from a 500,000 share reserved block will be awarded, when criteria for award is developed by the Board of Directors.
________________________________________________________________________________

LONG-TERM INCENTIVE PLAN ("LTIP)
--------------------------------

     Neither the Company nor any subsidiary thereof has any long term incentive plans. However, the Company's Board of Directors has authorized the reservation of 500,000 shares of its common stock for use in compensating professional advisors, consultants and employees of Alpha Bytes INC.. To date, 264,000 such shares have been reserved and options thereto issued to employees. The options are valid from May 1, 1996 to October 31, 2002 at a price of $.01 per share.

COMPENSATION OF DIRECTORS
-------------------------

STANDARD ARRANGEMENTS
---------------------

     All members of the Company's board of directors are paid a per diem fee of $300 for attendance at meetings of the board of directors and committees thereof. In addition, if required, they are reimbursed for travel expenses and lodging is arranged for them, at the Company's expense. At such time as adequate funds are available, all director (and officers) of the Company will be covered by liability insurance. Outside directors (those who are not officers or employees of the Company) will generally be issued 10,000 shares of the Company's common stock (post reverse split) as an inducement to become directors; however, the stock is subject to total forfeiture in the event that the director does not serve in such role for a least 365 days. Directors are reimbursed for all out of pocket expenses incurred in the performance of their roles, subject to provision of receipts in form and substance adequate to satisfy Internal Revenue Service audit requirements (e.g., long distance telephone, postage, etc.).

OTHER ARRANGEMENTS
------------------

     Neither the Company nor any of its subsidiaries have any other arrangements to compensate its directors, other than the management agreement pursuant to which Alpha Bytes INC. paid an annual management fee during the 1997 fiscal year of $77,000 to Alpha Bytes Management INC., a corporation organized under the laws of the Canadian Province of Ontario. Alpha Bytes Management, INC., one of the Company's principal stockholders, is wholly owned by the Stephens family.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PARENTS OF THE COMPANY
----------------------

     The following table discloses all persons who are parent of the Company (as such term is defined in Securities and Exchange Commission Regulation C), showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.

                                       PERCENTAGE    OTHER
                                       OF VOTING    BASIS
                      BASIS FOR        SECURITIES   FOR
NAME                  CONTROL          OWNED        CONTROL
--------------------  ---------------  ----------   -------
Pinewood Resources    Stock Ownership       72%      None

TRANSACTION WITH PROMOTERS, IF ORGANIZED WITHIN THE PAST FIVE YEARS
-------------------------------------------------------------------
     Neither the Company nor its subsidiaries were organized within the past five years.

PRINCIPAL STOCKHOLDERS

     The following sets forth the security ownership of Management of the Company and any holders of the Company's common stock known to own 5% or more of the Company's issued and outstanding common stock, as of January 31, 1998.

     As of the date of this Current Report, the following persons (including any "group" are, based on information available to the Company, beneficial owners of more than five percent of the Company's common stock (its only class of voting securities):

                                   NAME AND             AMOUNT AND
                               TITLE ADDRESS OF          NATURE OF        PERCENT
                                 OF BENEFICIAL          BENEFICIAL           OF
CLASS                                OWNER                 OWNER           CLASS
---------------------------  ---------------------  -------------------  ----------
Common                       Pinewood Resources     Record &                    72%
Stock                        c/o Merrill Lynch      Beneficial
                             c/o Merrill Lynch      5,500,000 shares
                             1850 K Street, N.W
                             Suite 700, Washington
                             D.C. 20006
-----------------------------------------------------------------------------------

SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------

      As of the date of this Current Report, the following table discloses, as to each class of equity securities of the registrant or any of its parents or subsidiaries other than directors' qualifying shares, beneficially owned by all directors and nominees, the names of each executive officer (as defined in Item 402[a] [2] of Securities and Exchange Commission regulation S-B), and directors and executive officers of the registrant as a group, the total number of shares beneficially owned and the percent of class so owned. Of the number of shares shown, the associated footnotes indicate the amount of shares with respect to which such persons have the right to acquire beneficial ownership as specified as specified in Securities and Exchange Commission Rule (13) (d) (1).


TITLE OF       NAME AND ADDRESS OF               AMOUNT AND NATURE    RECENT OF
CLASS          BENEFICIAL OWNER                  OF BENEFICIAL OWNER  CLASS
Common         Pinewood Resources                Record &                72%
Stock          c/o Merrill Lynch                 Beneficial
               1850 K Street, N.W                5,500,000 shares
               Suite 700, Washington. DC 20006

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

          The following information pertains to all transaction during the last two years, or proposed transactions, to which the Company was or is to be a part, in which any of the following persons had or is to have a direct or indirect material interest: any director or executive officer of the Company: any nominee for election as a director; any principal security holder listed above; and, any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons.

                   RELATIONSHIP                            NATURE OF INTEREST  AMOUNT OF  FISCAL
NAME               TO COMPANY                               IN THE COMPANY    INTEREST    YEAR
-----------------  ---------------------------------------  ------------------  ---------  ------
Anton Stephens     Officer, Director                               *, **        $10,500     1998
                                                                   +            $ 4,000     1988
                                                                   *, **        $18,000     1997
                                                                   +            $ 4,332     1997

Notes:  *       Mr. Stephens received these funds as triple net rental payment for use of the Niagara Falls building by Alpha Bytes Computer Corporation. Management is of the opinion that despite the non-arms length nature of the transaction, the payments are in line with those otherwise available, although no assurances can be provided that better terms could not have been obtained from an independent party.
**      Alpha Bytes INC. paid an annual management fee of $77,000, of which
$41,000 remains unpaid in the Fiscal year ending January 31, 1998 to Alpha Bytes Management, INC., a corporation organized under the laws of the Canadian Province of Ontario. Alpha Bytes Management, INC., one of the Company's principal stockholders, is owned by the Stephens family.
+       Mr. Stephens is provided with use of a vehicle for which Alpha Bytes
 INC. pays.
                                    PART IV
                                    -------

        Item 14.Exhibits, Financial Statement Schedules, and Reports on
        ---------------------------------------------------------------
                                   Form 8-K.
                                   ---------
         (a)The following documents are filed as a part of this Report:
(1)Financial Statement.  The following Financial Statements are filed as part of
   --------------------
this Report:

                                                                      Page
                                                                      ----
Report of Independent Public Accountants.............................  F-3
Balance Sheets, January 31, 1998  and January 31, 1997...............  F-4
Statements of Operations, Year Ended January 31, 1998................  F-5
Year Ended January 31, 1998 and
Year Ended January 31, 1997.
Statement of Cash Flows, Year Ended
January 31, 1998.....................................................  F-7
Year Ended January 31, 1997 and Year Ended
January 31, 1996.
Statement of Stockholders' equity....................................  F-6
Notes to Financial Statements........................................  F-8

       (2)       Exhibits.   The following exhibits are filed as part of this
                             Report:
 Exhibit No.             Item
-------------  ----------------------------------------------------
     2.0       + Current Report on Form 8-K
     2.1       ++ First Amendment to Report on Form 8-K
     2.2       +++ Second Amendment to Report on Form 8-K
     3.1       *Articles of Incorporation of Registrant dated
               May 16, 1986
     4.0       + Resolution of the Shareholders of Alpha Bytes, INC.
     3.2       **Bylaws of Registrant.
     4.1       *Warrant Agreement
     4.2       *Underwriter's Warrant
Notes:
+    Filed on January 6, 1995, and incorporated by reference
++   Filed on January 16, 1995, and incorporated by reference.
+++  Filed on February 16, 1995, and incorporated by reference.
*    Previously filed as an exhibit to the Company's Form S-18
     Registration Statement, No.33-20733-D, made effective August 3, 1988. The underwriter's warrants are no longer valid.
** Filed on May 15, 1995, in the Report on Form 10-K at page 38, and incorporated by

                               ALPHA BYTES, INC.


                       CONSOLIDATED FINANCIAL STATEMENTS


                          YEAR ENDED JANUARY 31, 1998
                          (Expressed in U.S. Dollars)

                               ALPHA BYTES, INC.

                                JANUARY 31, 1998



                                     INDEX



         1      AUDITORS' REPORT


         2      CONSOLIDATED BALANCE SHEET


         3      CONSOLIDATED STATEMENT OF EARNINGS


         4      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


         5      CONSOLIDATED STATEMENT OF CASH FLOW


         6-11   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
ALPHA BYTES, INC.:


We have audited the accompanying consolidated balance sheet of Alpha Bytes, INC. as at January 31, 1998 and January 31, 1997, and the consolidated statements of earnings, stockholders' equity and cash flow for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at January 31, 1998 and January 31, 1997 and the results of its operations and its cash flow for the years then ended in conformity with United States generally accepted accounting principles.



Shimmerman Penn Burns Becker

Chartered Accountants

Toronto, Canada

February 24, 1998

                               ALPHA BYTES, INC.

                           CONSOLIDATED BALANCE SHEET

                             AS AT JANUARY 31, 1998
                          (Expressed in U.S. Dollars)

                                                   Note         1998       1997
                                                -----------  -----------  -------
ASSETS

CURRENT:
Cash and equivalents                                         $  921,191   $  610,142
Marketable securities - restricted                       3            -      707,933
Accounts receivable and work in process                         666,234       79,072
Income and investment tax credits receivable                          -       31,684
Prepaid expenses and sundry assets                               18,617       22,770
                                                             ----------   ----------
                                                              1,606,042    1,451,601
                                                             ----------   ----------

LONG TERM:
Accounts receivable and work in process                               -      352,334
Capital assets                                           4       71,979       63,300
                                                             ----------   ----------

                                                                 71,979      415,634
                                                             ----------   ----------

TOTAL ASSETS                                                 $1,678,021   $1,867,235
                                                             ==========   ==========

LIABILITIES

CURRENT:
Accounts payable and accrued liabilities                     $   92,424   $  183,686
Income taxes payable                                            155,285            -
Unearned revenue                                                      -       24,707
Deferred income taxes payable                                    54,590      246,400
                                                             ----------   ----------

TOTAL LIABILITIES                                               302,299      454,793
                                                             ----------   ----------

STOCKHOLDERS' EQUITY

Capital stock                                            5      250,968      245,468
Employee share options                                           17,000       16,000
Retained earnings                                             1,347,893      872,125
Unrealized gain on investment                                         -      343,267
Foreign exchange adjustment                                    (127,807)     (64,418)
                                                             ----------   ----------
Less treasury stock at cost                              6     (112,332)           -
                                                             ----------   ----------
                                                              1,375,722    1,412,442
                                                             ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $1,678,021   $1,867,235
                                                             ==========   ==========


ON BEHALF OF THE BOARD:                  DIRECTOR                 DIRECTOR

                             See accompanying notes

                               ALPHA BYTES, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS

                          YEAR ENDED JANUARY 31, 1998
                          (Expressed in U.S. Dollars)

                                                     Note         1998         1997      1996
                                                  -----------  -----------  ----------  -------

REVENUE                                                       $1,761,402   $1,373,697    $969,584
                                                              ----------   ----------    --------
EXPENSES
Professional fees                                                230,900       52,437      18,121
Wages, management and consulting fees                            521,545      508,770     419,213
General and administrative                                       138,111      215,427     224,435
Travel and promotion                                             144,013       95,862     150,071
Amortization                                                      21,205       21,043      14,943
Interest                                                           2,352        5,438       1,759
Loss on note receivable and sundry investments                         -            -      44,265
Research and development tax credits claimed                    (102,443)    (120,364)    (42,029)
                                                              ----------   ----------    --------

                                                                 955,683      778,613     830,778
                                                              ----------   ----------  ----------

EARNINGS BEFORE INCOME TAXES                                     805,719      595,084     138,806
                                                              ----------   ----------    --------

Provision for income taxes:

Current                                                          293,121      206,400      58,493
Deferred                                                          11,830       46,400           -
                                                              ----------   ----------    --------

                                                                 304,951      252,800      58,493
                                                              ----------   ----------    --------

NET EARNINGS                                                  $  500,768   $  342,284    $ 80,313
                                                              ==========   ==========    ========

EARNINGS PER SHARE                                         7      $0.067       $0.048      $0.012
                                                              ==========   ==========    ========

                             See accompanying notes

                               ALPHA BYTES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                          (Expressed in U.S. Dollars)

                                          Capital Stock            Options             Treasury Stock
                                        Number                 Number                 Number
                                       of Shares   Amount     of Shares   Amount     of Shares   Amount
                                       ---------  --------    ---------  --------    ---------  --------
BALANCE AS AT JANUARY 31, 1995         5,700,000  $211,483           -     $     -          -  $       -
Net earnings for 1996                          -         -           -           -          -          -
Foreign exchange adjustment for 1996           -         -           -           -          -          -
Additional shares issued  pursuant
 to original acquisition  of
 subsidiaries                            500,000         -           -           -          -          -
Employee share options issued as
 compensation for services received            -         -       5,250           -          -          -
Shares issued as  compensation for
 services received                       935,002    14,265           -           -          -          -
                                       ---------  --------    --------  ----------    -------  ---------
BALANCE AS AT JANUARY 31,  1996        7,135,002   225,748       5,250           -          -          -
Net earnings for 1997                          -         -           -           -          -          -
Foreign exchange adjustment for 1997           -         -           -           -          -          -
Unrealized holding gain on restricted
 marketable securities                         -         -           -           -          -          -
Employee share options issued as
 compensation for services
 received - net                                -         -     158,750      16,000          -          -
Shares issued as compensation for
 services received                       278,000    19,720           -           -          -          -
                                       ---------  --------    --------  ----------    -------  ---------
BALANCE AS AT JANUARY 31, 1997         7,413,002   245,468     164,000      16,000          -          -
Net earnings for 1998                          -         -           -           -          -          -
Foreign exchange  adjustment for 1998          -         -           -           -          -          -
Unrealized holding gain on
 restricted marketable securities              -         -           -           -          -          -
Employee share options issued as
 compensation for services
 received - net                                -         -     100,000       1,000          -          -
Shares issued as compensation for
 services received                        55,000     5,500           -           -          -          -
Purchase of stock on open market               -         -           -           -    145,000   (112,332)
Dividend paid                                  -         -           -           -          -          -
                                       ---------  --------    --------  ----------    -------  ---------
BALANCE AS AT JANUARY 31,  1998        7,468,002  $250,968     264,000     $17,000    145,000  $(112,332)
                                       =========  ========    ========  ==========    =======  =========





                                                      Unrealized   Foreign
                                          Retained    Gain on      Exchange
                                          Earnings    Investment   Adjustment      TOTAL
                                        ------------  -----------  -----------  ------------


BALANCE AS AT JANUARY 31, 1995           $  449,528    $       -    $ (79,288)   $  581,723
Net earnings for 1996                        80,313            -            -        80,313
Foreign exchange adjustment for 1996              -            -        3,238         3,238
Additional shares issued pursuant
 to original acquisition  of
 subsidiaries                                     -            -            -             -
Employee share options issued as
 compensation for services received               -            -            -             -
Shares issued as compensation
 for services received                            -            -            -        14,265
                                         ----------   ----------    ---------    ----------
BALANCE AS AT JANUARY 31, 1996              529,841            -      (76,050)      679,539
Net earnings for 1997                       342,284            -            -       342,284
Foreign exchange adjustment for 1997              -            -       11,632        11,632
Unrealized holding gain on
 restricted marketable securities                 -      343,267            -       343,267
Employee share options issued as
 compensation for services received - net         -            -            -        16,000
Shares issued as compensation for
 services received                                -            -            -        19,720
                                         ----------   ----------    ---------    ----------
BALANCE AS AT JANUARY 31, 1997              872,125      343,267      (64,418)    1,412,442
Net earnings for 1998                       500,768            -            -       500,768
Foreign exchange adjustment for 1998              -            -      (63,389)      (63,389)
Unrealized holding gain on restricted
 marketable securities                            -     (343,267)           -      (343,267)
Employee share options  issued as
 compensation for services received - net         -            -            -         1,000
Shares issued as compensation for
 services received                                -            -            -         5,500
Purchase of stock on open market                  -            -            -      (112,332)
Dividend paid                               (25,000)           -            -       (25,000)
                                         ----------   ----------    ---------    ----------
BALANCE AS AT JANUARY 31, 1998           $1,347,893    $       -    $(127,807)   $1,375,722
                                         ==========   ==========    =========    ==========


                             See accompanying notes

                               ALPHA BYTES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                          YEAR ENDED JANUARY 31, 1998
                          (Expressed in U.S. Dollars)

                                                        1998        1997        1996
                                                     ----------  ----------  ----------
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net earnings                                         $ 500,768   $ 342,284   $  80,313
Loss on note receivable and sundry investments               -           -      44,265
Amortization                                            21,205      21,043      14,943
Deferred income taxes                                   11,830      46,400           -
                                                     ---------   ---------   ---------
                                                       533,803     409,727     139,521
                                                     ---------   ---------   ---------

CHANGES IN NON-CASH WORKING CAPITAL ITEMS:
Accounts receivable and work in process               (587,162)    345,035    (161,517)
Income taxes payable                                   186,969      34,281     197,941
Prepaid expenses and sundry assets                       4,153     (17,033)     (5,064)
Accounts payable and accrued liabilities               (91,262)    105,796     (26,635)
Unearned revenue                                       (24,707)      8,501       2,043
                                                     ---------   ---------   ---------
                                                      (512,009)    476,580       6,768
                                                                 ---------   ---------

                                                        21,794     886,307     146,289
                                                     ---------   ---------   ---------

FINANCING ACTIVITIES
Issue of shares                                          5,500      19,720      14,265
Issue of employee share options                          1,000      16,000           -
Purchase of stock for treasury                        (112,332)          -           -
Foreign exchange adjustment                            (63,389)     11,632       3,238
Dividend paid                                          (25,000)          -           -
Loans payable to directors                                   -     (88,507)    (24,345)
Vehicle loan                                                 -      (2,206)     (4,332)
Loan payable                                                 -    (100,000)    100,000
                                                     ---------               ---------
                                                      (194,221)   (143,361)     88,826
                                                                             ---------

INVESTING ACTIVITIES
Long term accounts receivable and work in process      352,334    (270,000)    (82,334)
Net purchase of capital assets                         (29,884)    (38,171)    (35,380)
Sundry investments - net                                     -      13,422      22,135
Marketable securities - restricted                     161,026           -    (164,666)
                                                     ---------   ---------
                                                       483,476    (294,749)   (260,245)
                                                     ---------

INCREASE (DECREASE) IN CASH                            311,049     448,197     (25,130)

Cash and equivalents at the beginning of the year      610,142     161,945     187,075
                                                     ---------   ---------   ---------

CASH AND EQUIVALENTS AT THE END OF THE YEAR          $ 921,191   $ 610,142   $ 161,945
                                                     =========   =========   =========




                             See accompanying notes

                               ALPHA BYTES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED JANUARY 31, 1998
                          (Expressed in U.S. Dollars)



1.  ACCOUNTING POLICIES

    (A)  PRINCIPLES OF CONSOLIDATION

         All subsidiaries have been included in the consolidated financial statements. The consolidated wholly-owned subsidiaries at January 31, 1998, were as follows:

Alphabytes Computer Corporation (Canada)  - ("AlphaBytes Canada")
Alpha Bytes Computer Corporation (U.S.A.) - ("Alpha Bytes U.S.")

          In accordance with the reverse takeover method of accounting, as referred to in note 2, these consolidated financial statements of the company include the accounts of Alphabytes Canada and Alpha Bytes U.S. together with the results of Alpha Bytes, INC. from the date of the business combination.

(B)  WORK IN PROCESS

          The company uses the percentage of completion method of revenue recognition for its long term development contracts. The value of unbilled services is calculated using the contracted billing rates and is included with accounts receivable and work in process on the balance sheet.

(C)  CAPITAL ASSETS

          Capital assets are stated at cost less accumulated amortization. Amortization is calculated at the following annual rates:

Furniture and equipment                     20% declining balance
Vehicles                                    30% declining balance
Computer hardware                           30% declining balance
Computer software                           100% declining balance

(D)  FOREIGN CURRENCY

     The financial statements are expressed in U.S. dollars.

     Current assets and liabilities denominated in Canadian dollars at year end are translated into U.S. dollars at the rates of exchange prevailing on that date. Transactions in foreign currencies are recorded in U.S. dollars at the rates of exchange prevailing on the date of transactions. Exchange gains and losses are reflected in income.


1.   ACCOUNTING POLICIES (continued)

     (D)  FOREIGN CURRENCY (continued)

          Exchange gains and losses resulting from the consolidation of the Canadian subsidiary are reflected as an adjustment to stockholders' equity.

     (E)  INVESTMENT TAX CREDITS

          Investment tax credits are accounted for as a reduction of research and development costs in the year the credits become available, provided there is reasonable assurance that they will be realized. Otherwise they are reflected in the year claimed as a reduction of other expenses.

2.    BUSINESS COMBINATION

Pursuant to an agreement dated December 3, 1995, and effective December 13, 1995 Alpha Bytes, INC. (formerly Uptick Ventures, Inc.) issued 225,000,000 common shares in exchange for all of the outstanding shares in the capital of Alphabytes Canada and Alpha Bytes U.S. Subsequently, the company's shareholders authorized a reverse stock split of all outstanding shares on a fifty shares for one share (50 for 1) basis. A further 1,000,000 shares were issued after the reverse stock split, as part of the consideration.

                               ALPHA BYTES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED JANUARY 31, 1998
                          (Expressed in U.S. Dollars)


As a result of this transaction, control of the combined companies passed to the former stockholders of Alphabytes Canada and Alpha Bytes U.S. as a group. This business combination situation is referred to as a "reverse takeover". Legally Alpha Bytes, INC. would be regarded as the parent or continuing company; however, generally accepted accounting principles require that the former stockholders of Alphabytes Canada and Alpha Bytes U.S. be identified as the acquirer and that Alpha Bytes, INC. be treated as the acquired company. Accordingly, control of the assets and business of Alpha Bytes, INC. has been acquired by Alphabytes Canada and Alpha Bytes U.S. in consideration for the issuance of common shares.

3.      MARKETABLE SECURITIES - RESTRICTED

        Pursuant to an agreement in the settlement of a lawsuit with a customer in 1994, the company received payment for an account receivable of $164,666 in the form of the customer's capital stock. At that time, the customer acknowledged an additional amount outstanding of $82,334. This receivable was due in March 1997. The customer is a publicly traded company and pursuant to the Securities Act, this company was restricted from selling the shares for a two year period ending in March 1997. During the 1996 fiscal year, the company provided the customer with additional services totalling $270,000 which

3.      MARKETABLE SECURITIES - RESTRICTED (continued)

was also due in March 1997. The company did not receive payment for these services or the $82,334 account receivable noted above and initiated a legal action for payment.

In January 1997, the customer initiated an action against the company. Alleging breach of contract once again, they disputed the $270,000 claim for services and the $82,334 account receivable, seeking the return of the shares issued pursuant to the prior legal settlement mentioned above and claiming an unspecified amount for costs and damages.

In November 1997, a final settlement was reached with this customer. The company received 197,600 free trading shares in exchange for the 263,466 restricted shares that it had previously received and agreed to write off the $352,334 it had previously reflected as a long term receivable.

The free trading shares have been included with other marketable securities as cash and equivalents and the unrealized gain on the restricted investment has been eliminated.

4.                          CAPITAL ASSETS

                                          Accumulated         Balance
                                 Cost     Amortization      1998      1997
                               --------   ------------    -------   -------
 Furniture and equipment       $ 59,372     $ 31,251      $28,121   $18,198
 Vehicles                        38,315       33,344        4,971     7,102
 Computer hardware               63,641       24,754       38,887    37,721
 Computer software               13,802       13,802            -       279
                               --------     --------      -------   -------

                               $175,130     $103,151     $71,979   $63,300
                               ========     ========      =======   =======

5.    CAPITAL STOCK

The company is authorized to issue 30,000,000 common shares.

In addition to the shares issued on the business combination as described in note 2, the company issued 55,000 shares during 1998, 278,000 shares during 1997 and 935,002 shares during 1996 as compensation for services rendered to the company. The value assigned to these shares was $5,500, $19,720 and $14,265 respectively.

The company has granted outstanding options to purchase shares as follows:

    54,750  employee share options with an exercise price of $0.01 per share expiring October 31, 2000
    54,750  employee share options with an exercise price of $0.01 per share expiring May 31, 2001
    54,500  employee share options with an exercise price of $0.01 per share expiring October 31, 2001
   100,000  employee share options with an exercise price of $0.01 per share commencing January 1, 1998 and expiring
            October 31, 2002

                               ALPHA BYTES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED JANUARY 31, 1998
                          (Expressed in U.S. Dollars)


6.  SHARES HELD IN TREASURY

    During the year, the Board of Directors authorized a stock repurchase plan whereby the company will purchase up to 500,000 shares of the company's common stock to be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other corporate purposes. During 1998, the company purchased 145,000 common shares for treasury at a cost of $112,332.

7.  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 Earnings Per Share which required the company to change the method used for computing earnings per share. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options is excluded.

    Earnings per share has been calculated using the weighted average number of common shares outstanding excluding the dilutive effect of stock options and all prior periods have been restated. The average number of shares outstanding under this assumption would be as follows:


Year ended January 31,    1998     $7,434,276
                          1997      7,183,647
                          1996      6,533,454

8.    RELATED PARTY TRANSACTION

During the year, the company was charged $77,000 (1997 - $145,000) for the management services of the president and vice-president by a related company, $41,000 (1997 - $119,000) of which remains unpaid at the year end and is included in accounts payable. Rent paid to a shareholder company amounted to $10,500 (1997 - $18,000).

 9.    COMMITMENTS

LEASES OF PREMISES

The company is committed under existing leases for premises to the following minimum annual rents:

Year ending January 31,    1999      $19,000
                           2000       21,000
                           2001       22,000
                           2002       24,000
                           2003        4,000


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Bytes, INC.

By
        -----------------------------------------
           Anton Stephens, President and Director
                     (Principal Executive Officer)

Date:                     April 30, 1998

By
        -----------------------------------------
                               Christine Stephens
                           Secretary and Director

Date:                              April 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By
        -----------------------------------------
           Anton Stephens, President and Director
                     (Principal Executive Officer)

Date:                               April 30,1998


By
        -----------------------------------------
                               Christine Stephens
                           Secretary and Director

Date:                               April 30,1998