Form 10-Q
period 1998-04-30
ALPHA BYTES INC
filed 1998-06-15
CIK 831232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
     THE SECURITIES EXCHANGE ACT OF 1994.
     For the Quarterly period ended April 30, 1998

[  ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
     THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from............to...........

Commission File Number: 33-20783-D

                               ALPHA BYTES, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 COLORADO                           84-1064958
        --------------------------------------------------------------
        (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)          Identification Number)

           521 BUFFALO AVENUE, NIAGARA FALLS, NEW YORK     14303
           -------------------------------------------    --------
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS
There were 7,468,002 shares of common stock outstanding having a par value of $.0002 per share as of April 30, 1998

                                     INDEX
                                     -----

PART I       FINANCIAL INFORMATION                                       PAGE NUMBER
------       ---------------------                                       -----------
   Item 1    Consolidated Balance Sheet,                                         3
             April 30, 1998 (unaudited)

             Consolidated Statement of Stockholders' Equity,                     3
             April 30, 1998 (unaudited)

             Consolidated Statement of Earnings for Quarter ended                4
             April 30, 1998 (unaudited)

             Consolidated Statement of Cash Flow For the Quarter ended           6
             April 30, 1998 (unaudited)

             Notes to Financial Statements                                       7 - 8

  Item 2     Management Discussion and Analysis of Financial Conditions          9
             and Results of Operations

PART II      OTHER INFORMATION                                                  10
-------      -----------------

                               ALPHA BYTES, INC.

                          CONSOLIDATED BALANCE SHEET

                             AS AT APRIL 30, 1998
                          (EXPRESSED IN U.S. DOLLARS)

                                                          APR. 30      Apr. 30
                                            Note 0         1998         1997
                                            ----        ----------   ----------
ASSETS
CURRENT:
Cash & equivalents                                      $1,263,236    1,166,937
Accounts receivable & work in progress                     338,902      228,040
prepaid expenses & sundry assets                            21,465       26,275
                                                        ----------   ----------
                                                         1,623,603    1,421,252
                                                        ----------   ----------

LONG TERM:
Accounts Receivable and Work in Progress                $     -      $  352,334
Capital assets                                2             76,465       61,485
                                                        ----------   ----------
                                                            76,465      413,819
                                                        ----------   ----------

TOTAL ASSETS                                             1,700,068    1,835,071
                                                        ==========   ==========
LIABILITIES
CURRENT:
Accounts payable & accrued liabilities                  $   59,459   $   64,500
Income taxes payable - net                                 127,403      108,091
Deferred Income Taxes                                       54,590      246,400
Unearned revenue                                              -           2,657
                                                        ----------   ----------
                                                           241,452      421,648
                                                        ----------   ----------

LONG TERM:
Loans payable to directors                              $     -      $   94,989
                                                        ----------   ----------
                                                           241,452      516,637
                                                        ----------   ----------

STOCKHOLDERS' EQUITY
Capital stock                                 3         $  250,968   $  245,468
Less Treasury Stock at cost                               (123,160)        -
Share Purchase Warrants                                     17,000       16,000
Retained Earnings                                        1,436,253    1,007,984
Unrealized Gain of Investments                                -         129,332
Foreign exchange adjustment                               (122,445)     (80,350)
                                                        ----------   ----------
                                                         1,458,616    1,318,434
                                                        ----------   ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 1,700,068    1,835,071
                                                        ==========   ==========

                               ALPHA BYTES, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS

                         QUARTER ENDED APRIL 30, 1998
                          (EXPRESSED IN U.S. DOLLARS)

                                              APR. 30   Apr. 30
                                       Note    1998      1997
                                             --------  ---------
REVENUE                                      $423,767  $ 396,279
                                             --------  ---------
EXPENSES

Professional fees                              11,812       -
Wages, management & consulting fees           131,138   $104,089
General and administrative                     36,219     48,834
Travel & promotion                             34,823     40,485
Amortization                                    4,885      4,251
Interest                                          149       (893)
Loss on investments                            68,781       -
R&D tax credits claimed                          -       (30,700)
                                             --------  ---------
                                              287,807    166,066
                                             --------  ---------


EARNINGS (LOSS) BEFORE INCOME TAXES          $135,960    230,213

Provision for income taxes:                    47,600     94,353
                                             --------  ---------

NET EARNINGS (LOSS)                          $ 88,360   $135,860
                                             ========  =========

EARNINGS (LOSS) PER SHARE               4       0.012      0.018
                                             ========  =========

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      AS AT APRIL 30, 1998 - (SEE NOTE 7)
                          (EXPRESSED IN U.S. DOLLARS)

                           Capital Stock           Options        Treasury Stock
                        --------------------   ---------------  ------------------
                                               Number           Number                           Unrealized   Foreign
                          Number                 of               of                  Retained    Gain on     Exchange
                        of Shares    Amount    Shares   Amount  Shares    Amount      Earnings   Investment  Adjustment     TOTAL
                        ---------   --------   -------  ------  -------  ---------   ----------  ----------  ----------   ---------

BALANCE AS AT
JANUARY 31, 1997        7,413,002    245,468   164,000  16,000                          872,125    343,267     (64,418)   1,412,442
Net earnings 1998                                                                       500,768                             500,768
Foreign exchange
  adjustment for 1998                                                                                          (63,389)     (63,389)
Unrealized holding
  gain on restricted
  marketable sec.                                                                                 (343,267)                (343,267)
Employee Share Opt.
  Issued as comp, for
  services recd                                100,000   1,000                                                                1,000
Shares iss. as
  compensation for
  services received        55,000      5,500                                                                                  5,500
Purchase of stock on
  open mkt.                                                     145,000  (112,332)                                         (112,332)
Dividend paid                                                                            (5,000)                            (25,000)
                        -----------------------------------------------------------------------------------------------------------

BALANCE AS AT
JANUARY 31, 1998        7,468,002    250,968   264,000  17,000  145,000  (112,332)    1,347,893          0    (127,807)   1,375,722

Net earnings for
  3 month prd.                                                                           88,360                              88,360
Foreign exchange
  adjustment                                                                                                     5,362        5,362
Purchase of Stock
  on open mkt                                                    22,500   (10,828)
                        -----------------------------------------------------------------------------------------------------------

BALANCE AS AT
APRIL 30, 1998          7,468,002    250,968   264,000  17,000  167,500  (123,160)    1,436,253          0    (122,445)   1,458,616
                        ===========================================================================================================

                            See accompanying notes

                               ALPHA BYTES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                         QUARTER ENDED APRIL 30, 1998
                          (EXPRESSED IN U.S. DOLLARS)

                                               APR. 30      Apr. 30
                                                 1998         1997
                                              ----------   ---------
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES

Net earnings (loss)                           $   88,360   $ 135,860
Amortization                                       4,885       4,251
Deferred income taxes                               -           -
                                              ----------   ---------
                                                  93,245     140,111
Changes in non-cash working capital items:
Accounts receivable & work in progress           327,332    (148,968)
Income & investment tax credits received            -         31,684
Income taxes payable                             (27,882)    108,091
Prepaid expenses & sundry assets                  (2,848)     (3,505)
Accounts payable & accrued liability             (32,965)   (119,185)
Unearned revenue                                    -        (22,051)
                                              ----------   ---------
                                                 356,882     (13,823)
                                              ----------   ---------


FINANCING ACTIVITIES
Issue of shares                                     -           -
Issue of employee share options                     -           -
Purchase of stock for treasury                   (10,828)       -
Foreign exchange adjustment                        5,362     (15,932)
Dividends paid                                      -           -
Loans payable to directors                          -         94,989
Vehicle loan                                        -           -
Loan Payable                                        -           -
                                              ----------   ---------
                                                  (5,466)     79,057
                                              ----------   ---------

INVESTING ACTIVITIES
Long term accounts receivable                       -           -
Net purchases of capital assets                   (9,371)     (2,346)
Sundry investments - net                            -        (20,000)
Marketable securities - restricted                  -           -
                                              ----------   ---------
                                                  (9,371)    (22,436)
                                              ----------   ---------

INCREASE (DECREASE) IN CASH                      342,045      42,797

CASH & EQUIVALENTS BEGINNING OF THE PERIOD       921,191     465,542
                                              ----------   ---------

CASH & EQUIVALENTS AT THE END OF PERIOD        1,263,236     508,339
                                              ==========   =========

                               ALPHA BYTES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED APRIL 30, 1998
                          (EXPRESSED IN U.S. DOLLARS)

1.   ACCOUNTING POLICIES

(a)  PRINCIPLES OF CONSOLIDATION
     All subsidiaries have been included in the consolidated financial statements. The consolidated subsidiaries at April 30, 1998 were as follows:

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

(d)  INVESTMENT TAX CREDITS
     Investment tax credits are accounted for as a reduction of research and development costs in the year the credits become available, provided there is reasonable assurance that they will be realized. Otherwise they are reflected in the year claimed as a reduction of other expresses.

2.   CAPITAL ASSETS
                                         Accumulated            Balance
                                Cost     Amortization    APR 30, 98  Apr 30, 97
     Furniture & equipment    $ 58,209      $( 32,377)      $25,832     $18,198
     Vehicles                   38,315       ( 33,716)        4,599       7,102
     Computer hardware          72,004       ( 27,984)       44,020      37,721
     Computer software          15,108       ( 13,965)        1,143         279
     Leasehold Improvements      1,163           (291)          872           -
                              --------      ---------       -------     -------
                              $184,799      $ 108,333       $76,466     $63,300
                              --------      ---------       -------     -------

3.   CAPITAL STOCK
     The company is authorized to issue 30,000,000 common shares. The company had outstanding options to purchase shares as follows:

     DATE ISSUED    # OF SHARES  EXERCISE PRICE   EFFECTIVE DATE    EXPIRY DATE
     Oct 31, 1995        54,750    $    0.01       May 01, 1996    Oct 31, 2000
     May 31, 1996        54,750    $    0.01       Oct 31, 1996    May 31, 2001
     Nov 01, 1996        54,500    $    0.01       Apr 30, 1997    Nov 01, 2001
     Oct 01, 1997       100,000    $    0.01       Oct 01, 1997    Oct 01, 2002

                               ALPHA BYTES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED APRIL 30, 1998
                          (EXPRESSED IN U.S. DOLLARS)

4.   EARNINGS (LOSS) PER SHARE
     Earnings per share is calculated using the weighted average number of common shares outstanding excluding the dilutive effect of stock options and all prior periods have been restated. The average number of shares outstanding under this assumption would be as follows:

     Quarter Ended April 30, 1997  -    $ 7,468,002

5.   COMMENTS - LEASES OF PREMISES
     The company is committed under existing leases to the following minimum annual rents:
     Year ending January 31, 1999 - $ 19,000
                             2000 - $ 21,000
                             2001 - $ 22,000
                             2002 - $ 24,000
                             2003 - $  4,000

                               ALPHA BYTES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED APRIL 30, 1998
                          (EXPRESSED IN U.S. DOLLARS)

                                    PART I
                                    ------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

          Alpha Bytes Computer Corporation and Alphabytes Computer Corporation (together called Alpha Bytes Inc.) work in conjunction with each other in producing, marketing, installing, and supporting the software produced by these companies. The financial information regarding the parent company and its two subsidiaries is presented on a consolidated basis.

          For the quarter ending April 30, 1998 revenues were $423,767 compared to $396,279 for the similar period ending April 30, 1997. Expenses were $ 287,807 quarter ended April 30, 1998 versus $166,066 for the quarter ended on April 30, 1997. The gross profit for the quarter ending on April 30, 1998 were $135,960 compared to $230,213 for the period ending April 30, 1997 and the net profit was $ 88,360 on April 30, 1998 compared to $135,860 on April 30, 1997.

          The cash and Investment certificates position of the company was $1,263,236 on April 30, 1998, compared to $508,339 on April 30, 1997.
          Retained earnings at the end of April 30, 1998 were $1,436,253 compared to $1,007,984 on April 30, 1997.

          In this quarter, the company decided invest its own funds in an effort to expedite the development of H-NET(R), rather than wait for the required capital investment to be raised. The company hired Ray Coty as Vice President of Operations, for the H-NET(R) group & two senior systems personnel to assist him in this process. The company also invested in the appropriate hardware required to implement the first phase of this project. Although overall sales increased, the decline in the net profits reflect the expenses incurred for these events.

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

          CURRENT PLANS
          -------------

          The key events that occurred over the quarter end April 30, 1998 were the marketing of the cross-platform, windows (Registered Trade Mark of Microsoft, Inc.) compatible version of its Home Office Management (HO/2/) system, the Point Of Sale(POS/2/) system and the Lab Management (LAB/2/) systems. This integrated product line is currently being installed in some of the largest Ophthalmic chains in the world. The company also continued in the implementation of the large contracts executed during fiscal 1997.

          During the current quarter the company plans to continue to aggressively market the POS/2/, LAB/2 and HO/2/ software. During this quarter the company expects to release the 32bit version of the HO/2/ system and to start development of the 32bit version of the POS/2/ system.

          The company will also continue its development of the H-NET(R) system. Additional capital commitments made by the company during the first quarter, will assist in expediting the release of phase I of the H-NET(R) system.

                               ALPHA BYTES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED APRIL 30, 1998
                          (EXPRESSED IN U.S. DOLLARS)


                                    PART II
                                    -------

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

          The Company is not a party to any material litigation.

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

Alpha Bytes INC.


By        /s/ Anton Stephens
          -----------------------------------
          Anton Stephens
          President and Director
          (Principal Executive Officer)

Date      Jun 15, 1998


By        /s/ Christine Stephens
          -----------------------------------
          Christine Stephens
          Secretary and Director

Date:     Jun 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By
          -----------------------------------
          Anton Stephens
          President and Director
          (Principal Executive Officer)

Date:     Jun 15, 1998


By        /s/ Christine Stephens
          -----------------------------------
          Christine Stephens
          Secretary and Director

Date:     Jun 15, 1998