Form 10-Q
period 1998-07-31
ALPHA BYTES INC
filed 1998-09-15
CIK 831232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FROM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
     THE SECURITIES EXCHANGE ACT OF 1994.
     For the Quarterly period ended Jul 31, 1998

[_]  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
     THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from............to...........

Commission File Number: 33-20783-D

                               ALPHA BYTES, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               COLORADO                            84-1064958
          -------------------------------------------------------------
          (State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization)       Identification Number)

          521 BUFFALO AVENUE, NIAGARA FALLS, NEW YORK            14303
          -------------------------------------------         ----------
          (Address of principal executive offices)            (Zip Code)

                                 716-284-2465
          -------------------------------------------------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such reports), and (2) had been subject to such filing requirements for the past 90 days.

                            [X]  YES        [_] NO


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13, or 15 (d) of the Securities exchange Act of 1934.
                             [_] YES        [_] NO


                     APPLICABLE ONLY TO CORPORATE ISSUERS
There were 7,468,002 shares of common stock outstanding having a par value of $.0002 per share as of July 31, 1998

                                     INDEX
                                     -----

PART I       FINANCIAL INFORMATION                                       PAGE NUMBER
------       ---------------------                                       -----------
  Item 1     Consolidated Balance Sheet,                                      3
             July 31, 1998 (unaudited)

             Consolidated Statement of Stockholders' Equity,                  3
             July 31, 1998 (unaudited)

             Consolidated Statement of Earnings for Quarter ended             4
             July 31, 1998 (unaudited)

             Consolidated Statement of Cash Flow For the Quarter ended        6
             July 31, 1998 (unaudited)

             Notes to Financial Statements                                    7 - 8

  Item 2     Management Discussion and Analysis of Financial Conditions       9
             and Results of Operations

PART II      OTHER INFORMATION                                               10
-------      -----------------

                               ALPHA BYTES, INC.

                          CONSOLIDATED BALANCE SHEET

                              AS AT JULY 31, 1998
                          (EXPRESSED IN U.S. DOLLARS)

                                                          JULY 31       July 31
                                               Note         1998         1997
                                               ----     ------------  -----------
ASSETS
CURRENT:
Cash & equivalents                                       $1,131,599   $1,251,205
Accounts receivable & work in progress                      508,866      215,290
prepaid expenses & sundry assets                             24,914       20,028
                                                         ----------   ----------
                                                          1,665,379    1,486,523
                                                         ----------   ----------

LONG TERM:
Accounts Receivable and Work in Progress                 $      -     $  352,334
Capital assets                                       2      101,301       78,490
                                                         ----------   ----------
                                                            101,301      430,824
                                                         ----------   ----------

TOTAL ASSETS                                              1,766,680    1,917,347
                                                         ==========   ==========
LIABILITIES
Current:
Accounts payable & accrued liabilities                   $   47,936   $  108,345
Income taxes payable - net                                  117,384      110,438
Deferred Income Taxes                                        54,590      246,400
Unearned revenue                                                  -       52,457
                                                         ----------   ----------
                                                            219,910      517,640
                                                         ----------   ----------

LONG TERM:
Loans payable to directors                               $      -     $   79,158
                                                                      ----------
                                                            219,910      596,798
                                                         ----------   ----------

STOCKHOLDERS' EQUITY
Capital stock                                        3   $  250,968   $  245,468
Less Treasury Stock at cost                                (123,160)           -
Share Purchase Warrants                                      17,000       16,000
Retained Earnings                                         1,575,038    1,087,029
Unrealized Gain of Investments                                    -       46,867
Foreign exchange adjustment                                (173,076)     (74,815)
                                                         ----------   ----------
                                                          1,546,770    1,320,549
                                                         ----------   ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  1,766,680    1,917,347
                                                         ==========   ==========

                               ALPHA BYTES, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS

                          QUARTER ENDED JULY 31, 1998
                          (EXPRESSED IN U.S. DOLLARS)

                                       NOTES   JULY 31      July 31
                                                 1998        1997
                                                 ----        ----
REVENUE                                         $502,974    $364,796
                                                --------  ----------


EXPENSES

Professional fees                                 32,080           -
Wages, management & consulting fees              161,336    $125,788
General and administrative                        42,043      93,344
Travel & promotion                                19,974      16,944
Amortization                                       4,887       7,015
Interest                                             175        (441)
Loss on investments                               24,283           -
R&D tax credits claimed                                -     (26,700)
                                                --------  ----------
                                                 284,778     215,950
                                                --------  ----------



EARNINGS (LOSS) BEFORE INCOME TAXES             $218,196    $148,846

Provision for income taxes:                       79,411      69,800
                                                --------  ----------

NET EARNINGS (LOSS)                             $138,785    $ 79,046
                                                ========  ==========

EARNINGS (LOSS) PER SHARE                  4       0.019       0.012
                                                ========  ==========

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      AS AT JULY 31, 1998 - (SEE NOTE 7)
                          (EXPRESSED IN U.S. DOLLARS)

                                Capital Stock                  Options            Treasury Stock                       Unrealized
                             --------------------              -------            ------------------                   -----------
                               Number                     Number                   Number                  Retained      Gain on
                             of Shares     Amount       of Shares     Amount     of Shares     Amount      Earnings     Investment
                             ----------   --------      ---------     -------    ---------    ---------   ----------    ----------
BALANCE AS AT
JANUARY 31, 1997             7,413,002    245,468       164,000       16,000                               872,125       343,267
Net earnings 1998                                                                                          500,768

Foreign exchange
  adjustment for 1998
Unrealized holding gain on
  restricted marketable
  sec.                                                                                                                  (343,267)

Employee Share Opt. Issued
 as
  comp, for services recd                              100,000         1,000
Shares issued as
 compensation
  for services received         55,000      5,500
Purchase of stock on open
 mkt.                                                                            145,000      (112,332)
Dividend paid                                                                                              (25,000)
                             ----------------------------------------------------------------------------------------------------

BALANCE AS AT
JANUARY 31, 1998             7,468,002    250,968      264,000       17,000      145,000      (112,332)  1,347,893             0
Net earnings for 3 month
 prd.                                                                                                       88,360
Foreign exchange adjustment
Purchase of Stock on open
 mkt                                                                              22,500       (10,828)
                             ----------------------------------------------------------------------------------------------------

BALANCE AS AT
APRIL 30, 1998               7,468,002    250,968      264,000       17,000      167,500      (123,160)  1,436,253             0

Net earnings for 3 month
 prd.                                                                                          138,785
Foreign exchange adjustment
                             ----------------------------------------------------------------------------------------------------
BALANCE AS AT
JULY 31, 1998                7,468,002    250,968      264,000       17,000      167,500      (123,160)  1,575,038             0
                             ====================================================================================================



                                   Foreign
                                 ----------
                                  Exchange
                                 Adjustment            TOTAL
                                -----------          ----------
BALANCE AS AT
JANUARY 31, 1997               (64,418)              1,412,442
Net earnings 1998                                      500,768
Foreign exchange
  adjustment for 1998          (63,389)                (63,389)
Unrealized holding gain on
  restricted marketable
  sec.                                                (343,267)
Employee Share Opt. Issued
 as
  comp, for services recd                                1,000
Shares issued as
 compensation
  for services received                                  5,500
Purchase of stock on open
 mkt.                                                 (112,332)
Dividend paid                                          (25,000)
                              ---------------------------------

BALANCE AS AT
JANUARY 31, 1998              (127,807)              1,375,722

Net earnings for 3 month
 prd.                                                   88,360
Foreign exchange adjustment      5,362                   5,362
Purchase of Stock on open
 mkt
                              ---------------------------------

BALANCE AS AT
APRIL 30, 1998                (122,445)              1,458,616

Net earnings for 3 month
 prd.                                                  138,785
Foreign exchange adjustment    (50,631)                (50,631)
                              ---------------------------------
BALANCE AS AT
JULY 31, 1998                 (173,076)              1,546,770
                              =================================

                            See accompanying notes

                               ALPHA BYTES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                          QUARTER ENDED JULY 31, 1998
                          (EXPRESSED IN U.S. DOLLARS)

                                                   JULY 31        July 31
                                                     1998           1997
                                                     ----           ----
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES

Net earnings (loss)                              $  138,785      $  79,046
Amortization                                          4,887          7,015
Deferred income taxes                                  -              -
                                                 ----------      ---------
                                                    143,672         86,061
Changes in non-cash working capital items:
Accounts receivable & work in progress             (169,964)        12,750
Income & investment tax credits received               -              -
Income taxes payable                                (10,019)         2,347
Prepaid expenses & sundry assets                     (3,449)         6,247
Accounts payable & accrued liability                (11,523)        43,844
Unearned revenue                                       -            49,800
                                                 ----------      ---------
                                                    (51,283)       201,049
                                                 ----------      ---------


FINANCING ACTIVITIES
Issue of shares                                        -              -
Issue of employee share options                        -              -
Purchase of stock for treasury                         -              -
Foreign exchange adjustment                         (50,631)         5,535
Dividends paid                                         -              -
Loans payable to directors                             -           (15,831)
Vehicle loan                                           -              -
Loan Payable                                           -              -
                                                 ----------      ---------
                                                    (50,631)       (10,296)
                                                 ----------      ---------

INVESTING ACTIVITIES
Long term accounts receivable                          -              -
Net purchases of capital assets                     (29,723)       (24,020)
Sundry investments - net                               -           (84,284)
Marketable securities - restricted                     -              -
                                                 ----------      ---------
                                                    (29,723)      (108,304)
                                                 ----------      ---------

INCREASE (DECREASE) IN CASH                        (131,637)        82,449

CASH & EQUIVALENTS BEGINNING OF THE PERIOD        1,263,236        508,339
                                                 ----------      ---------

CASH & EQUIVALENTS AT THE END OF PERIOD           1,131,599        590,788
                                                 ==========      =========

                               ALPHA BYTES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED JULY 31, 1998
                          (EXPRESSED IN U.S. DOLLARS)

1.   ACCOUNTING POLICIES

(a)  PRINCIPLES OF CONSOLIDATION

     All subsidiaries have been included in the consolidated financial statements. The consolidated wholly-owned subsidiaries at July 31, 1998 were as follows:

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

2.   CAPITAL ASSETS

                                                  Accumulated              Balance
                                     Cost         Depreciation    31 JUL, 98     31 Jul 97
     Furniture & equipment         $ 59,372         $ 34,087        $ 25,285       $18,198
     Vehicles                        38,315           34,089           4,226         7,102
     Computer hardware              103,668           33,589          70,079        37,721
     Computer software               16,083           14,372           1,711           279
                                   --------         --------        --------       -------
                                   $217,438         $116,137        $101,301       $63,300
                                   --------         --------        --------       -------

3.   CAPITAL STOCK

     The company is authorized to issue 30,000,000 common shares. The company had outstanding options to purchase shares as follows:

     DATE ISSUED         # OF SHARES     EXERCISE PRICE     EFFECTIVE DATE      EXPIRY DATE
     Oct 31, 1995           54,500           $ 0.01         May 01, 1996        Oct 31, 2000
     May 31, 1996           54,500           $ 0.01         Oct 31, 1996        May 31, 2001
     Nov 01, 1996           54,500           $ 0.01         Apr 30, 1997        Nov 01, 2001
     Oct 01, 1997          100,000           $ 0.01         Oct 01, 1997        Oct 01, 2002

4.   EARNINGS (LOSS) PER SHARE

     Earnings per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption would be as follows:

     Quarter Ended Jul. 31, 1998   - $ 7,468,002

5.   COMMENTS - LEASES OF PREMISES

     The company is committed under existing leases to the following minimum annual rents:

     Year ending January 31, 1998  -  $ 38,000
                 January 31, 1999  -  $ 38,000
                 January 31, 2000  -  $ 39,000
                 January 31, 2001  -  $ 40,000
                 January 31, 2002  -  $ 41,000

                                    PART I
                                    ------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         Alpha Bytes Computer Corporation and Alphabytes Computer Corporation (together called the Alpha Bytes Inc.) work in conjunction with each other in producing, marketing, installing, and supporting the software produced by these companies. The financial information regarding the parent company and its two subsidiaries are presented on a consolidated basis.

         For the quarter ending July 31, 1998 revenues were $502,974 compared to $364,796 for the similar period ending July 31, 1997. Expenses were 284,778 quarter ended July 31, 1998 versus $ 215,950 for the quarter ended July 31, 1997. The gross profit for the quarter ending on July 31, 1998 were $218,196 compared to $148,846 for the period ending July 31, 1997.

         The cash and Investment certificates position of the company was $1,131,599 on July 31, 1998, compared to $590,788 on July 31, 1997.
         Retained earnings at the end of July 31, 1998 were $1,575,038 compared to $1,087,029 on July 31, 1997.

         In this quarter, the company continued to invest its own funds in an effort to expedite the development of H-NET(R) rater than wait for the capital investment to be raised. The company's expanded its H-NET(R) operations by adding one more technical analyst to this team headed by Ray Coty, Vice President of H-NET Operations.

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

         CURRENT PLANS
         -------------

         The key events that occurred over the quarter end July 31, 1998 were the marketing of the cross-platform, windows (Registered Trade Mark of Microsoft, Inc.) compatible version of its Home Office Management (HO/2/) system, the Point Of Sale(POS/2/) system and the Lab Management (LAB/2/) systems. This integrated product line is currently being installed in some of the largest Ophthalmic chain in the world.

         The company was accepted by Microsoft as a "Certified Solution Provider Partner". This allows the company to;

            - use the Microsoft name against its products
            - join in Microsoft advertising and trade shows
            - utilize Microsoft services in all aspects of product development
            - use Microsoft's systems labs to test against existing and to-be-
              released products
            - accept referral business from Microsoft

         The company completed development of its 32 bit version of the HO/2/ system and began development of the 32 bit version of the POS/2/ system. Upon completion of this project the company expects to start development of its 32 bit version of the LAB/2/.

         The company will also continue its development of the H-NET(R). Additional capital commitments made by the company during the first and second quarters, will assist in expediting the release of Phase I of the H-NET(R) transaction driven network for the vision care industry.

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

Alpha Bytes INC.

By      _________________________________________
        Anton Stephens
        President and Director
        (Principal Executive Officer)

Date    Sep 15, 1998


By      _________________________________________
        Christine Stephens
        Secretary and Director

Date:   Sep 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By      _________________________________________
        Anton Stephens
        President and Director
        (Principal Executive Officer)

Date:   Sep 15, 1998


By      _________________________________________
        Christine Stephens
        Secretary and Director

Date:   Sep 15, 1998