Form 10-Q
period 1998-10-31
ALPHA BYTES INC
filed 1998-12-15
CIK 831232

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
     THE SECURITIES EXCHANGE ACT OF 1994.
     For the Quarterly period ended Oct 31, 1998

[  ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
     THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from............to...........

Commission File Number: 33-20783-D

                         ALPHA BYTES, INC.
     ----------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               COLORADO                           84-1064958
     ----------------------------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)      Identification Number)

     521 BUFFALO AVENUE, NIAGARA FALLS, NEW YORK         14303
     -------------------------------------------      ----------
     (Address of principal executive offices)         (Zip Code)

                               716-284-2465
     -----------------------------------------------------------
            (Registrant's telephone number, including area code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
There were 7,468,002 shares of common stock outstanding having a par value of $.0002 per share as of October 31, 1998

                                     INDEX
                                     -----


PART I                         FINANCIAL INFORMATION                     PAGE NUMBER
------       ----------------------------------------------------------  -----------

   Item 1    Consolidated Balance Sheet,                                           3
             October 31, 1998 (unaudited)

             Consolidated Statement of Stockholders' Equity,                       3
             October 31, 1998 (unaudited)

             Consolidated Statement of Earnings for Quarter ended                  4
             October 31, 1998 (unaudited)

             Consolidated Statement of Cash Flow For the Quarter ended             6
             October 31, 1998 (unaudited)

             Notes to Financial Statements                                     7 - 8

  Item 2     Management Discussion and Analysis of Financial Conditions            9
             and Results of Operations

PART II      OTHER INFORMATION                                                       10
-------      -----------------

                               ALPHA BYTES, INC.

                           CONSOLIDATED BALANCE SHEET

                             AS AT OCTOBER 31, 1998
                          (EXPRESSED IN U.S. DOLLARS)

                                                           Oct 31       Oct 31
                                               Note         1998         1997
                                            ----------  ------------  -----------

ASSETS
CURRENT:
Cash & equivalents                                       $1,247,880   $1,132,903
Accounts receivable & work in progress                      413,540      311,551
Prepaid expenses & sundry assets                             29,180       19,973
                                                         ----------   ----------
                                                          1,690,600    1,464,427
                                                         ----------   ----------

LONG TERM:
Accounts Receivable and Work in Progress                 $        -   $  352,334
Capital assets                                       2       96,203       82,761
                                                         ----------   ----------
                                                             96,203      435,095
                                                         ----------   ----------

TOTAL ASSETS                                              1,786,803    1,899,522
                                                         ==========   ==========
LIABILITIES
Current:
Accounts payable & accrued liabilities                   $   50,623   $   57,265
Income taxes payable - net                                  118,586      128,525
Deferred Income Taxes                                        54,590      246,400
Unearned revenue                                                  -        2,657
                                                         ----------   ----------
                                                            223,799      434,847
                                                         ----------   ----------

LONG TERM:
Loans payable to directors                               $        -   $   52,165
                                                         ----------   ----------
                                                                  -       52,165
                                                         ----------   ----------

STOCKHOLDERS' EQUITY
Capital stock                                        3   $  250,968   $  250,468
Less Treasury Stock at cost                                (123,160)           -
Share Purchase Warrants                                      17,000       16,000
Retained Earnings                                         1,619,632    1,135,896
Unrealized Gain of Investments                                    -       96,399
Foreign exchange adjustment                                (201,436)     (86,253)
                                                         ----------   ----------
                                                          1,563,004    1,412,510
                                                         ----------   ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  1,786,803    1,899,522
                                                         ==========   ==========

                               ALPHA BYTES, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS

                         QUARTER ENDED OCTOBER 31, 1998
                          (EXPRESSED IN U.S. DOLLARS)


                                               Oct 31      Oct 31
                                     Notes      1998        1997
                                    --------   --------   --------

REVENUE                                        $425,624   $416,714
                                               --------   --------


EXPENSES

Professional fees                                27,888          -
Wages, management & consulting fees             166,688   $114,315
General and administrative                       49,820    135,055
Travel & promotion                               14,505     28,808
Amortization                                     10,759      5,448
Interest                                            181         39
Loss on investments                              89,696          -
R&D tax credits claimed                               -    (30,000)
                                               --------   --------
                                                359,537    253,665
                                               --------   --------



EARNINGS (LOSS) BEFORE INCOME TAXES            $ 66,087   $123,294

Provision for income taxes:                      21,493     49,427
                                               --------   --------

NET EARNINGS (LOSS)                            $ 44,594   $ 73,867
                                               ========   ========

EARNINGS (LOSS) PER SHARE                  4       0.01       0.01
                                               ========   ========

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       AS AT JULY 31, 1998 - (SEE NOTE 7)
                          (EXPRESSED IN U.S. DOLLARS)

                                               Capital Stock            Options            Treasury Stock
                                           ---------------------  --------------------  ---------------------
                                             Number                 Number                Number
                                           of Shares     Amount   of Shares    Amount   of Shares    Amount
                                           ---------   ---------  ---------  ---------  ---------   ---------

BALANCE AS AT
JANUARY 31, 1997                           7,413,002     245,468    164,000     16,000
Net earnings 1998
Foreign exchange
  adjustment for 1998
Unrealized holding gain on
  restricted marketable sec.
Employee Share Opt. Issued as
  comp, for services recd                                           100,000      1,000
Shares issued as compensation
  for services received                      55,000        5,500
Purchase of stock on open mkt.                                                             145,000    (112,332)
Dividend paid
                                         ----------------------------------------------------------------------
BALANCE AS AT
JANUARY 31, 1998                          7,468,002      250,968     264,000    17,000     145,000    (112,332)

Net earnings for 3 month prd.
Foreign exchange adjustment
Purchase of Stock on open mkt                                                               22,500     (10,828)
                                         ----------------------------------------------------------------------
BALANCE AS AT
APRIL 30, 1998                            7,468,002      250,968     264,000    17,000     167,500    (123,160)

Net earnings for 3 month prd.
Foreign exchange adjustment
                                         ----------------------------------------------------------------------
BALANCE AS AT
JULY 31, 1998                             7,468,002     250,968     264,000     17,000     167,500     (123,160)

Net earnings for 3 month prd.
Foreign exchange adjustment
                                         ----------------------------------------------------------------------
BALANCE AS AT
OCTOBER 31, 1998                          7,468,002     250,968    264,000      17,000     167,500     (123,160)
                                          =====================================================================


                                                     Unrealized    Foreign
                                                     -----------  ----------
                                           Retained    Gain on     Exchange
                                           Earnings   Investment  Adjustment     TOTAL
                                          ---------  ----------  -----------  ----------

BALANCE AS AT
JANUARY 31, 1997                             872,125     343,267      (64,418)   1,412,442
Net earnings 1998                            500,768                               500,768
Foreign exchange
  adjustment for 1998                                                 (63,389)     (63,389)
Unrealized holding gain on
  restricted marketable sec.                            (343,267)                 (343,267)
Employee Share Opt. Issued as
  comp, for services recd                                                            1,000
Shares issued as compensation
  for services received                                                              5,500
Purchase of stock on open mkt.                                                    (112,332)
Dividend paid                                (25,000)                              (25,000)
                                           -----------------------------------------------
BALANCE AS AT
JANUARY 31, 1998                           1,347,893           0    (127,807)    1,375,722

Net earnings for 3 month prd.                 88,360                                88,360
Foreign exchange adjustment                                            5,362         5,362
Purchase of Stock on open mkt                                                      (10,828)
                                           -----------------------------------------------

BALANCE AS AT
APRIL 30, 1998                             1,436,253           0    (122,445)    1,458,616

Net earnings for 3 month prd.                138,785                               138,785
Foreign exchange adjustment                                          (50,631)      (50,631)
                                           -----------------------------------------------
BALANCE AS AT
JULY 31, 1998                              1,575,038           0    (173,076)    1,546,770

Net earnings for 3 month prd.                 44,594                                44,594
Foreign exchange adjustment                                          (28,360)      (28,360)
                                           -----------------------------------------------
BALANCE AS AT
OCTOBER 31, 1998                           1,619,632           0    (201,436)    1,563,004
                                           ===============================================



                                   See accompanying notes

                               ALPHA BYTES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                         QUARTER ENDED OCTOBER 31, 1998
                          (EXPRESSED IN U.S. DOLLARS)



                                                Oct 31       Oct 31
                                                 1998         1997
                                              -----------  ----------

CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES

Net earnings (loss)                           $   44,594   $   73,867
Amortization                                      10,759        5,448
Deferred income taxes                                  -            -
                                              ----------   ----------
                                                  55,353       79,315
Changes in non-cash working capital items:
Accounts receivable & work in progress            95,326      (96,261)
Income & investment tax credits received               -            -
Income taxes payable                               1,202       18,087
Prepaid expenses & sundry assets                  (4,266)          55
Accounts payable & accrued liability               2,687      (51,080)
Unearned revenue                                       -      (49,800)
                                              ----------   ----------
                                                 150,302      (99,684)
                                              ----------   ----------


FINANCING ACTIVITIES
Issue of shares                                        -        5,000
Issue of employee share options                        -            -
Purchase of stock for treasury                         -            -
Foreign exchange adjustment                      (28,360)     (11,438)
Dividends paid                                         -      (25,000)
Loans payable to directors                             -      (26,993)
Vehicle loan                                           -            -
Loan Payable                                           -            -
                                              ----------   ----------
                                                 (28,360)     (58,431)
                                              ----------   ----------

INVESTING ACTIVITIES
Long term accounts receivable                          -            -
Net purchases of capital assets                   (5,661)      (9,719)
Sundry investments - net                               -     (274,480)
Marketable securities - restricted                     -            -
                                              ----------   ----------
                                                  (5,661)    (284,199)
                                              ----------   ----------

INCREASE (DECREASE) IN CASH                      116,281     (442,314)

CASH & EQUIVALENTS BEGINNING OF THE PERIOD     1,131,599    1,575,217
                                              ----------   ----------

CASH & EQUIVALENTS AT THE END OF PERIOD        1,247,880    1,132,903
                                              ==========   ==========

                               ALPHA BYTES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED OCTOBER 31, 1998
                          (EXPRESSED IN U.S. DOLLARS)

1.   ACCOUNTING POLICIES

(a)  PRINCIPLES OF CONSOLIDATION
     All subsidiaries have been included in the consolidated financial statements. The consolidated wholly-owned subsidiaries at October 31, 1998 were as follows:

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

2.   CAPITAL ASSETS

                                           Accumulated                 Balance
                                        Cost      Depreciation   31 Oct, 98   31 Oct 97
      Furniture & equipment            $  59,372   $  35,503     $ 23,869    $ 34,383
      Vehicles                            38,315      34,462        3,853       7,102
      Computer hardware                  103,153      37,948       65,205      41,273
      Computer software                   19,044      15,768        3,276           3
                                       ---------   ---------     --------    --------
                                       $ 219,884   $ 123,681     $ 96,203    $ 82,761
                                       ---------   ---------     --------    --------


3.   CAPITAL STOCK
     The company is authorized to issue   30,000,000 common shares. The company
     had outstanding options  to purchase shares as follows:

 DATE ISSUED           # OF SHARES   EXERCISE PRICE     EFFECTIVE DATE    EXPIRY DATE
    Oct 31, 1995          54,500        $  0.01         May 01, 1996      Oct 31, 2000
    May 31, 1996          54,500        $  0.01         Oct 31, 1996      May 31, 2001
    Nov 01, 1996          54,500        $  0.01         Apr 30, 1997      Nov 01, 2001
    Oct 01, 1997         100,000        $  0.01         Oct 01, 1997      Oct 01, 2002
    Oct 01, 1998         100,000        $  0.01         Oct 01, 1998      Oct 01, 2003

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

         For the quarter ending October 31, 1998 revenues were $425,624 compared to $416,714 for the similar period ending October 31, 1997, reflecting a 2% increase. Expenses were 359,537 quarter ended October 31, 1998 versus $ 253,665 for the quarter ended October 31, 1997. The gross profit for the quarter ending on October 31, 1998 were $66,087 compared to $123,294 for the period ending October 31, 1997.

         The cash and Investment certificates position of the company was $1,247,880 on October 31, 1998, compared to $1,132,903 on October 31,
         1997. Retained earnings at the end of October 31, 1998 were $1,619,632 compared to $1,135,896 on October 31, 1997.

         For the nine months ending October 31, 1998, the company revenues were $1,352,365 compared to revenues of $1,138,034 a year ago, an increase of 19%. Net earnings were $271,739 compared with $288,771 in the 3/rd/ quarter of 1997.

         In this quarter, the continued expenditures of H-NET, the company's Internet transaction processing system is the reason earnings declined while revenue increased 19%. Due to the high importance of this project that while seeking additional funding, the company is continuing development of H-NET with internally generated cash. The company's expanded its H-NET(R) operations by adding one more technical analyst to this team headed by Ray Coty, Vice President of H-NET Operations.

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

         The company was accepted by Microsoft as a "Certified Solution Provider Partner". This allows the company to;
         - use the Microsoft name against its products and accept referral business from Microsoft
         - join in Microsoft advertising, trade shows & utilize Microsoft services in all aspects of product development
         - use Microsoft's systems labs to test against existing and to-be-released products

     The company completed development of its 32 bit version of the POS/2/ system and began development of the 32 bit version of the LAB/2/ system.

     The company will also continue its development of the H-NET(R). With additional capital commitments. Portions of Phase I of this Internet driven transaction network are due to be released in the 1/st/ quarter of '99.

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

Alpha Bytes INC.

By     /s/ Anton Stephens
       -----------------------------
       Anton Stephens
       President and Director
       (Principal Executive Officer)

Date   Dec 15, 1998


By     /s/ Christine Stephens
       -----------------------------
       Christine Stephens
       Secretary and Director

Date:  Dec 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By     /s/ Anton Stephens
       -----------------------------
       Anton Stephens
       President and Director
       (Principal Executive Officer)

Date:  Dec 15, 1998


By     /s/ Christine Stephens
       -----------------------------
       Christine Stephens
       Secretary and Director

Date:  Dec 15, 1998