Form 10-K
period 1999-01-31
ALPHA BYTES INC
filed 1999-05-03
CIK 831232

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          __________________________


                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    For fiscal year ended January 31, 1999

                       Commission File Number 33-20783-D


                               ALPHA BYTES, INC.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)


      Colorado                                   84-1064958
--------------------                             ----------
(State or other jurisdiction of                  (I.R.S. Employer
Incorporation or organization)                   Identification Number)


521 BUFFALO AVENUE, NIAGARA FALLS, NEW YORK      14303
-------------------------------------------      --------
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, Including area code: 716-284-2465 and 905-475-3249 Securities registered pursuant to Section 12 (b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days YES    XX
                                      -----------

The aggregate market value of voting stock held by non-affiliates of the Registrant was $3,734,000 based on trading reported in the NASD pink sheets on or about JANUARY 31, 1999.

There were 7,468,002 shares of common stock outstanding having a NO par value per share as of JANUARY 31, 1999.

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

     Alpha Bytes Inc. currently has an installed base of over 6,000 sites (equivalent to more than 39,000 users) in the vision care industry, which it provides an integrated software product line. It has generated operating profits during fourteen of the last fifteen years.

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

     Management believes that Alpha Bytes INC. was the first vendor to offer a full line of integrated software products for retail corporate chains and independents using the Internet for electronic communications, (the Alpha POS system); home office management (the Alpha H.O. system); independent optometrists (the Alpha PM system); small labs & superstores (the Alpha Lab system); and, large wholesale labs (the Alpha Lab system).

     Alpha Bytes INC. has an informal corporate development understanding with Merrill, Lynch, Pierce, Fenner & Smith, Including a commitment to participate in the funding of provider receivables. Alpha Bytes INC. has enjoyed a long standing successful working relationship with Unisys and IBM in the joint marketing and technical support of vision care chain clients in North America and the United Kingdom. In addition, Microsoft, Compaq, Bell Microlinks (a leading network transaction processing company in addition to its telephone operations), NDC (a leading dental and pharmaceutical transaction processing company in North America) and NPA (a leading privately held vision care plan administrator with a provider base in the vision care industry) are parties to strategic alliances (expected to commence operations in the last quarter of 1998) with Alpha Bytes INC. for marketing of the H-NET Healthcare Internet Based Network.

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

     Because clients require and demanded technology connecting their retail, laboratory and home office administrative operations in a compatible electronic environment, in 1990 Alpha Bytes INC. developed and became the first vendor to offer an "off-the-shelf price" for full product lines. They Included the Alpha POS (point of sale) program for retail operations; the Alpha PM program for practice management; the Alpha Lab I & II programs for Laboratories; and the Alpha H.O. program for home office management.

     In 1993, Family Vision Centers of Fayetteville (which operates the optical departments for Walmart and Sam Stores), retained Alpha Bytes to train its staff in 172 locations on the Alpha POS program running on IBM personal computers with prescriptions electronically transferred to the laboratory facilities. Optica Lee Borinquen, a leading vision care chain in Puerto Rico (with 42 stores), retained Alpha Bytes INC. technology to set up and connect its retail, laboratory and home operations. Alpha Bytes INC. also began to automate one of the world's largest chains by providing software services to the Carribean operation of Pearle Vision Group.

     In addition to its vision care developments, in 1993, Alpha Bytes INC. developed a full point of sale and home office system for the hearing aid industry and won a contract with one of the largest chains in the U.S., HEARx, and Alpha Bytes INC. penetrated the British market by beginning automation of Specialeyes.

     In 1995, Alpha Bytes INC. began the initial investigations for the software necessary to offer transaction network processing services in real-time or batch mode to the United States vision care business, wherein no such services exist. Alpha Bytes INC. has initiated product development for a service to be called H-NET for order processing and claims processing between health care providers and their suppliers including the government agencies.

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

     In 1998, the company concentrated in marketing the new "Windows" driven systems plus accumulating all required material for the design of the H-NET system. In the 4th Qtr the company hired three software specialists, and an internet specialist to embark on creating H-NET and the company purchased server high power Compaq computers to house the networks. Additionally, the over all network Internet based network, the digital link and the network communications of a cross platform were created in this quarter.

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

     Since the H-NET system can determine the value and validity of third party claims, a service can be offered for immediate payment to the health care provider of valid claims, at a discount, electronically. The network and applications software is also designed to transmit insurance claims to third Party payers, to permit providers to authorize credit/debit card transactions and supports financial services such as paying bills.

     The term "suppliers" (as used in this section) refers to retail and wholesale laboratories and lens/frame manufacturers. The OMA (Optical Manufacturers Association) has partially completed development of the general supplier (manufacturer) interface. Alpha Bytes INC., as part of the H-NET services, has already developed the personal computer end of the interface which will allow messaging over the Bell Microlinks/other networks.

     Currently, H-NET can communicate on a real time basis through the Internet to NPA for adjudication of claims. Alpha Bytes INC. is working with other insurers, Including Vision Services Plan, Medicaid, Medicare and various Blue Cross and Blue Shield plans, to bring them on line as soon as practicable.

     A key challenge facing the Company is that virtually no insurance companies are able to directly process vision care claims outside normal medical claim parameters. Management knows of no entity other than Alpha Bytes INC. that is attempting to interface directly through the Internet with insurance companies for the direct transmission of vision care non-medical claims (e.g. claims involving frames, lenses, add-on's and accessories).

DEMAND FOR SERVICES
-------------------

     The marketing of applications software is related to the benefits of real-time network transaction processing. In the opinion of management, Alpha Bytes INC. enjoys an advantage over R.L.I., EYE-COM and B.R.C., its major competitors, as a result of its ability to offer prospective corporate chain clients a
complimentary service not available from such sources.   Alpha Bytes' chain
clients enjoy a significant financial advantage, since not only is their order processing info automatically integrated into their applications software but their product order service is paid for by "suppliers".

     Health care providers risk fraudulent third party claims unless they are willing to verify claims by telephone prior to dispensing products or services. Claims processing in a hard copy environment is costly and time consuming, requiring of a number of steps including data entry, data transmission, processing time, reconciliation and depositing. As a rule of thumb electronic processing reduces health care provider costs in the order of 75%. It is therefore in the health care provider's interest to pay for electronic transaction eligibility checking/processing.

     Health care providers do not generally pay transaction fees for placement of product orders to frame, lens, medical goods or laboratory suppliers. Those service fees are paid by the suppliers, not only because it is good customer service, but because receiving an order electronically is less costly (by about 60%).

     Electronic claims processing appears to be perceived as more productive than hard copy claims processing by governments at all levels, which are requiring such procedures as exclusive methods for payment. Some governments contribute to the costs of transactions processing. Management believes that such trend will become pervasive by the end of the decade where the Internet will play a large part.

STRATEGIC ALLIANCES
-------------------

     H-NET services are made possible through the joint efforts of industry leaders in areas that make up the H-NET communications superhighway. Strategic alliance partners and their roles in H-NET are as follows: Alpha Bytes Computer Corporation, the H-NET co-ordinator, software development and support services; Microsoft for Operating Systems/Databases/Application software, NDC for Claims processing; Bell Microlinks, responsible for general H-NET communication services and financial services communications; NPA and NVA, responsible for data bank services such as real-time eligibility and adjudication services; Merrill Lynch, Pierce Fenner & Smith, responsible for financial services and receivables factoring and Compaq for hardware.

     National Data Corporation, based in Atlanta, Georgia, is the largest independent real-time claims processor in the world. With 25 years experience, NDC annually processes over 200 million health claims and another 2 billion transactions per year for credit cards, financial, and other commercial services.

Bell Microlinks, through its worldwide communications capability, handles all the communications needs of H-NET. Through Bell Microlinks, H-NET offers a "local network" that spans the globe and provides worldwide access.

     NPA and NVA, National Prescription Administrators, also based in New Jersey, along with its subsidiary National Vision Administrators, is the fourth largest administrator of vision prescription plans in the United States. On a consolidated basis, they presently handle in excess of 2 million "real-time" claims annually and have a panel of over 5,600 vision care providers covering a base of 6,000,000 plan participants.

     Merrill Lynch, Pierce Fenner & Smith, one of the major financial services organizations in the world, through its offices in Washington, offers H-NET clients a full range of factoring and financial services.

ANTICIPATED DEVELOPMENTS
------------------------

     In conjunction with Microsoft, Compaq, NDC and NPA, Alpha Bytes INC. is presenting products introducing the "Internet Based Vision Care Superhighway", which management believes will be actively marketed in 1999.

     Alpha Bytes INC. re-designed and re-programmed its entire line using what management believes to be the most technologically advanced features the industry. The re-designed line was released in the last quarter of 1997. Alpha Bytes INC. plans to aggressively market its application products world-wide and to seek out other opportunities in the health care industry, with the goal of expanding its business into other market niches and expanding the limits of its present niche. In the immediate future, Alpha Bytes INC. plans to aggressively market third party processing packages and to market practice management systems.

     Alpha Bytes INC. will continue marketing its applications software, hardware services and Internet services in traditional fashion by availing itself of opportunities to demonstrate products and their effect on a client's return on investment. This is accomplished through personal interview obtained through introductory letters, telephone calls, referrals and trade shows. Sales will be under the supervision of Alpha Bytes Inc.'s current management, working with a commissioned sales staff. Presently, Alpha Bytes INC. plans to attend seven trade shows.

     Alpha Bytes INC.'s expertise in the vision care industry is expected by management to provide the credibility, experience and products, under the H-NET Internet based umbrella, to market a third party processing package and other non-vision care specific services through H-NET to general health care providers, including hospitals, clinics, homes for the aged, medical and dental practitioners. Marketing of H-NET to the general health care marketplace is expected to be through a brokerage system on straight commissioned salesmen.

     Alpha Bytes INC. is able to offer health care providers a package offering seven distinct money and time saving advantages, transaction prices, free software as well as financing of receivables. The typical existing transaction price for services starts at $0.50. Billing companies typically charge between 4% and 10% of a claims value for their services. The POS/2/ software is priced between $3,000 - $3500, the HO/2/ software is priced between $15,000 - $100,000 and the LAB/2/ software is priced between $ 5,000 - $25,000.

     Alpha Bytes INC. is able to offer the health care providers claims processing at a minimum baseline per transaction charge of less than $0.50 in concert with a more competitive percentage charge based on value levels of claims, each of which is tracked in the network administrative software. Alpha Bytes INC's strategy is to earn its revenue from transaction processing pre-billed to the health care provider. Alpha Bytes INC. will provide the software (H-NET only) at no cost other than minimum telephone support expenses and annual update fees of approximately $50 - $100. The software also offers extra features, such as a payment reconciliation module and patient recall service. Thus, Alpha Bytes INC's. Technology delivers more competitive prices and greater savings.

     Alpha Bytes INC. also offers health care providers a program for financing their electronic claims receivables to assist in their cash flow management. Claims processing on a real time basis is possible to NPA/NVA, and standard transmission of claims is being expanded to Include major carriers such as Blue Cross and Blue Shield. Medical claims can currently be transmitted to all major insurance carriers. Management anticipates that insurance carriers will be added throughout `99/'00 as the required interfaces are developed for vision care and non-medical claims. However, to accomplish its plans in completing development of marketing H-NET over the next fiscal year, management feels that Alpha Bytes INC. will require about $5,000,000 in debt or equity financing.

FACTORING SERVICES
------------------

     Many health care providers are interested in selling their account receivables in order to alleviate the monthly cash flow requirements. This practice has grown because health care providers such as physicians, clinics, hospitals, etc., rely on compensation from third party sources, which result in administrative costs and slow payment. Vision care providers are expected to be slower to avail themselves of receivable financing opportunities because financing receivables involves a new concept.

     Management believes that Alpha Bytes INC's ability to assist in arranging for receivables financing provides it with a competitive edge over other electronic service providers in the health care business. In addition, it generates significant profits with minimum risks due to verified/guaranteed eligibility.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES
------------------------------------------------

MARKETING PLANS AND DISTRIBUTION
--------------------------------

     Management believes that there are intrinsically linked opportunities in North America, the United Kingdom and the EEC. They involve the possible increase of Alpha Bytes INC.'s share of applications software business among corporate chains; the possible establishment within the vision care industry of real-time transaction processing services; and the establishment of an interactive real-time processing and ordering system for the medical community, coupled with general third party claims processing. The software products connecting retail, laboratory and home office are available from Alpha Bytes INC., and each can be customized to meet a customer's unique ways of doing business, while interfacing into Alpha Bytes INC's real-time transaction network.

     "Alpha POS/2/" a cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of its Point of Sale Software for the ophthalmic industry and is used in operating a retail location. It keeps track of patient data, Rx information and inventory; automatically prices prescriptions; manages all financial information; and keeps track of staff performance. It also includes special features for optometrists.

     "Alpha HO/2/" is a cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of its administrative package for home office use. It keeps track of and consolidates information from all stores, most notably the "day sheet" data on financials and inventory, providing management with a complete and accurate business picture on a daily basis. HO/2/ is a flexible package, capable of handling the administration of small chains and large multi-national chains.

     "Alpha LAB/2/" is a cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of its Laboratory Management Software System and is designed to accept electronic orders coming in from the Alpha POS/2/ system. The software automatically makes the calculations required for grinding prescription lenses, keeps track of inventory, manages financials, and has a job tracking features as prescriptions are processed through the laboratory. Alpha LAB/2/ is designed for either small laboratories, superstore/wholesale laboratories.

     The Internet based "H-NET Transaction Network" is a software product that allows the user to process payment claims and order goods and services with access to electronic communications networks. H-NET features 12 services that will be market introduced over a 3-phase period over the next few years. The first phase involves spectacle insurance and government claims; healthcare provider claims; prescription ordering from laboratories; lens ordering from laboratories and suppliers; and contact lens ordering to laboratories. The second phase involves eligibility checking; claims processing; frame ordering; contact lens ordering; and factoring services on receivables. The final phase involves third party eligibility e-mail promotions; and, electronic banking. In addition to software sales, many clients prefer a single source purchase wherein Alpha Bytes INC. supplies hardware requirements and all service support (e.g., training, telephone support and updates).

NEW CLIENT SOURCES
------------------

     Alpha Bytes INC. has targeted 100 of the top chains in North America, the United Kingdom and the European Community as qualified prospects for applications software, hardware and services. Management believes that the business potential for H-NET Transaction Network billable Internet transactions is a very large and untapped market as is evident from the following estimates.

                                                       TOTAL ANNUAL            GROSS
Service Type                                           TRANSACTIONS            PROFIT
------------                                           ------------            ------
 1.     Spectacle Insurance and Government Claims         27,200,000           $0.25
 2.     Health Care Provider Claims                    9,000,000,000           $0.25
 3.     Third Party Eligibility Checking                  27,200,000           $0.25
 4.     Prescription Orders to Laboratories               80,000,000           $0.25
 5.     Lens Orders to Supplier                           16,200,000           $0.25
 6.     Frame Ordering                                    54,700,000           $0.25

7.      Contact Lens Ordering                       16,200,000              $0.25
8.      Credit Card Authorization                   56,200,000             $0.005
9.      Electronic Product Catalogues               22,000,000             $0.005
10.     E-Mail Promotions                            8,000,000              $1.18
11.     Factoring Services on Receivables           27,200,000           (Note 10)
12.     ElectronicBanking                           27,200,000             $0.005
-----------------------------------------------------------------------------------

Notes and Sources of Data:
1. 35% of spectacle sales are estimated to be third party. Source, Survey of Alpha Bytes INC. chain clients.
     This estimate came from Towers Corp., the United States' largest health care insurance billing agency.
2. Every spectacle order goes to a laboratory and there were 80 million customers in 1997. Source: 20 and 20.
3. The typical laboratory places 125 orders to suppliers per month. 2,500 laboratories x 125 orders x 12 months (assuming the market to be 80% of all labs).
4. Chain bulk buying accounts for 33% of the 80 million customers and the result is divided by 10% sInce chains order a frame in lots of 10. (80,000,000 x 33% x 10%)
5. The total number of transactions are reduced by 60% of 10.6 million customers in 1997 sInce most patients are served from health care providers inventory. Source, survey of Alpha Bytes Inc.'s clients.
6. As in 1., every third party claim could be electronically checked for eligibility.
7. About 60% of the total 80 million customers in 1997 paid by credit card. This also Includes balances not Included in third party claims. Source:
     NDC.
8. The 600 suppliers issue a product catalogue once a year to the 75,000 professionals who work in an estimated 40,000 locations or (550 x 40,000). Estimates by Alpha Bytes INC. from data from OOA and AOA.
9.   The typical supplier runs 4 promotions per year. 550 x 40,000.
10. The potential is 1.8% of the total dollar volume of 4.63 $billion (35% of 13.22 $Billion total sales) or $800M.
11.  All third party customers are treated as potential banking transactions.
12 The cost of an average transaction is between $0.25 and 0.30 and the average selling price is $0.40. The average cost of a financial transaction is between $0.02 to $0.04 and the average selling price is between $0.03 and $0.05

Alpha Bytes INC. intends to introduce the first 3 services immediately as phase I, followed by introduction of more value added services over a one year period as warranted by market responses and the number of health care providers using the service.

MARKETING PERSONNEL
-------------------

     Marketing will be primarily in-house and through distributors, with the primary objective of selling to suppliers and laboratories, which will re-sell to the health care providers. Health care providers will be primarily approached through mail shots, etc., to produce a classic push-pull marketing thrust. Supervision will initially be provided by existing Alpha Bytes INC. staff members, including Anton Stephens, Ray Coty, Doug Winter and Kevin Walker.

     Mr. Stephens, president of Alpha Bytes INC., whose background includes management and development of the nation-wide MIS system used by Morguard Investments and development of the CBS Records financial computer systems. Mr. Stephens has also been involved with the co-ordination and development of the first computer software system for complete control of a large auto-dealerships.

     Mr. Coty, Alpha Bytes INC.'s Vice President of Operations, has over 15 years of experience in communications, network management and various other development projects.

     Mr. Winter, Alpha Bytes INC.'s Systems Manager has over 10 years experience with Alpha Bytes INC. and is an expert in the management of computer systems and development projects. Mr. Winter also provides marketing support.

     Mr. Walker, Alpha Bytes Inc.'s National Sales & Marketing Manager, is a licensed optician and has managed his own retail locations.

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

     Alpha Bytes INC. is unaware of any competitor offering similar programming for the vision care business and anticipates that success will depend on its ability to establish the first and largest user base among health care providers. Since every health care provider spectacle sale needs a laboratory, laboratories will be targeted as a sales force to distribute H-NET software in by the health care provider. A similar co-operative program will be offered to frame Lens and contact lens suppliers. A direct mail, trade journal advertising, trade show promotion program will also target health care providers.

     Alpha Bytes INC.'s marketing plans for H-NET have been enhanced by the active marketing support available from its alliance partners who have recently agreed to actively get involved in marketing H-NET to their customers and to use it as an enticement to Increase the growth of their own businesses. Alpha Bytes Inc. will also directly approach its own user base and bring as many as possible on line in the first year. The currently available user base is expected to cause suppliers to either join the network or be left behind by their competitors.

     H-NET will be sold and serviced by a group of strategically located agents who will buy transaction services from Alpha Bytes Inc., typically $0.40 per transaction. Working with a spread of $0.10, they re-sell the service to the health care provider at a price up to the competitive level of $0.75 as well as a percentage rate keyed to set claim dollar-value levels.

The key candidates as Agents are the many local billing services. Multiple sales and service executives will be assigned the tasks of locating, training and supporting the network of agents. Sales development materials will principally rely upon direct mailings, trade shows, advertising in professional trade publications and seminars.

SECOND GENERATION POINT OF SALE, HOME OFFICE, AND LABORATORY MANAGEMENT SOFTWARE
--------------------------------------------------------------------------------

     Alpha Bytes INC. has completed development of, and is actively marketing, its cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible versions of its previous line of products for the ophthalmic industry. The main objective in the development, incorporating a state of the art Graphical User Interface, was to enhance the usability of the software and to develop an industry standard database that would allow users more complete access to the wealth of information that is accumulated in the databases.

     In addition, as more users of the existing Alpha Bytes software were expressing an interest in taking a more active role in the development of unique features for the software, it was necessary to develop software packages that could be enhanced directly by users with the desire and ability to do so.

     A third consideration was the desire of most users to take a more "visual" approach to the data analysis process as a means to facilitate the extraction of useful information from the large amounts of data accumulated at a POS site. This desire was expressed most frequently as a concern that existing software solutions had a tendency to generate a great deal of paper output from which the user was expected to determine, on their own, which information would prove most useful. The objective of the project in this area was to provide the user with information at the level of detail desired by the user, with the ability to "drill down" to details where required. This was to be presented in the form of easily accessible visual displays, with hard copy provided only at the user's request.

     There has been an increase in pressure from users to provide a solution optimised for their own business practices, without having to suffer the increased cost in both time and money that arise from the development of custom software solutions. A major objective of this project was to allow as much built-in customisation of the package as possible, without overwhelming the user with a package that was too complicated and cumbersome to be used in the environment for which it was intended.

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

     In response to these market pressures, Alpha Bytes INC. developed POS/2/, HO/2/ and LAB/2/, each of which has generated a tremendous amount of market enthusiasm. The products were introduced to the market, commencing in 1998, and the impact in fiscal 1999 was significant. Management anticipates that, as this product is better known throughout the ophthalmic community, its impact on income in fiscal 2000 will be even greater than in fiscal 1999.

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

     As a result of such decline, Price Waterhouse recommended that LensCrafters replace its in house system with a specialized third party solution by Alpha Bytes INC., now encompassing over 800 sites.

     Material competition for corporate chain business is, to the best of management's knowledge, limited to Alpha Bytes INC. and two other companies. It is most significantly impacted by product efficacy, the availability of a full product line capable of connecting operations, price and terms information, on-going support and updates capabilities and prior operating history. Alpha Bytes INC.'s major competitor is R.L.I., a company based in Peoria, Illinois, with a limited base of chain clients.

     Competition for laboratory business centres on the ability to modernise old systems. There are three major competitors, B.R.C., DVI and CC Systems, which have a combined customer base of approximately 500 clients. Alpha Bytes INC. is not aware of any material competitors offering single source comprehensive vision care claims and product order processing service.

     The concept is well understood and discussed in a futuristic sense in trade journals but no other enterprise has, to management's knowledge, yet been able to assemble the software technology and resources necessary to successfully compete with Alpha Bytes INC.

     Current transaction processing operates on a proprietary and fragmented basis. For example: Lens manufacturers, such as Sola or American Optical, have provided a proprietary order entry software package to their largest customers. Some laboratories have offered similar services. There are no frame ordering services and, if there were, they would probably be proprietary. Some vendors give health care providers the ability to capture the government claims (HCFA form) electronically and send it to the payer via modem.

     Alpha Bytes INC.'s competitors in the third party medical processing industry offer similar services but at higher price and generally do not have the ability to transmit electronic orders to suppliers.

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

     Management is not aware of any other vendor in its niche market that have entered into strategic alliances with major companies (such as Bell Microlinks) offering single source services comparable to Alpha Bytes INC.'s H-NET, that have as many software products performing at either end of the network, that have as many retail chain and independent market customers; or that operates in North America, the United Kingdom, the European Community, Latin American and the Caribbean.

     Management believes that Alpha Bytes INC.'s leadership in the introduction of software systems and products has made its customers reliant thereon, with little material likelihood that they will change product and service sources unless a competitor provided dramatic price and performance superiority. Such opinion is based on the observations that the average health care provider deals with between 15 to 25 suppliers and would not normally change to multiple supplier proprietary directories. In management's opinion, Alpha Bytes INC.'s customers require a single directory system like H-NET for all services and, to the best of management's knowledge, no other such services are reasonably available.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS
------------------------------------------------------------------------------

     The Company's services are not reliant on the availability of raw materials but rather involve development of software computer applications, advice on selection of computer hardware and operation of interactive data networks. Sources from all materials required in conjunction with the foregoing are readily available from a large number of suppliers, none of which would be difficult to replace.

DEPENDENCE ON ONE OR FEW MAJOR CUSTOMERS
----------------------------------------

     No customer, except Cole Vision of Cleveland, Ohio and Eyecare Centres of America of San Antonio, Texas, account for more than 5% of its continuing business.


PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR
-----------------------------------------------------------------------------
LABOR CONTRACTS, INCLUDING DURATION
-----------------------------------

     None.

SERVICE MARK AND COPYRIGHTS
---------------------------

     Alpha Bytes INC. (subsidiaries of the Company) use the service mark "H-NET" registered with the United States Patent Office (Number 185884) on October 18, 1994. The service mark has a term of six years and is renewable for an additional five-year period. All of Alpha Bytes INC.'s software is believed subject to common law but unregistered copyrights.

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

ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON
------------------------------------------------------------------------
RESEARCH AND DEVELOPMENT ACTIVITIES AND, IF APPLICABLE, THE EXTENT TO WHICH THE
-------------------------------------------------------------------------------
COST OF SUCH ACTIVITIES ARE BORNE DIRECTLY BY CUSTOMERS
-------------------------------------------------------

     Alpha Bytes INC. has revamped its product line and made inroads into the British vision care software applications industry. Management believes that the keys to Alpha Bytes INC.'s success are a focused effort in our niche market; a superior product line that is constantly upgraded; hands on sales and support by Alpha Bytes INC.'s top executives, so they are never far from the marketplace; a positive return on investment by its clients; and financial stability to develop new products and strategies to meet market challenges.

     During the past two years, management believes that Alpha Bytes INC. has spent approximately $850,000 on research and development activities, none of which has been borne directly by its customers, although all of it will be amortized as a portion of the goods and services sold as a result of developments derived from such research. In Fiscal 1999 alone the company spent over $450,000 in R&D for the H-NET project.

COSTS AND EFFECTS OF COMPLIANCE WITH FEDERAL, STATE AND LOCAL ENVIRONMENTAL LAWS
--------------------------------------------------------------------------------

     The Company, a service business, is not aware of any expenses directly attributable to compliance with federal, state or local environment laws or regulations.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES
-----------------------------------------------------------

     The Company has twenty-one full time employees, all of whom are employed through its subsidiaries. The Company and its subsidiaries use part time employees and consultants on occasion, as required; however, no fixed number can be provided except that no part time employees are being currently used and generally, the range of part time personnel is between three and four persons.

EQUIPMENT
---------

     The capital assets of the Company, as valued for accounting purposes, have a depreciated book value of $95,538. Furniture consists of two sets of boardroom furniture, two sets of waiting room furniture, six sets of executive office furniture, desks, filing cabinets, bookcases and occasional furniture for the staff.

     The key equipment consists of an IBM RISC 6000 computer; 30 Pentium computers, 1 486/DX4/166 computers, 8 dot matrix printers, 2 color ink-jet printers, and 7 laser printers; three photocopiers, three fax machines; communications equipment and modems; tape storage equipment; Novell 4.0, LANTASTIC, Windows NT, CITRIX networks; and both a 24 station phone system (Toronto), and a 6 station phone system (NF).

INVESTMENT POLICIES
-------------------

     The Company has no investment policies with respect to investments.

ITEM 2. PROPERTIES
------------------

     The Company shares office space with Alpha Bytes Computer Corporation, its wholly owned New York subsidiary. Its address is 521 Buffalo Avenue; Niagara Falls, New York 14303. Its phone number is (716) 284-2465 and its fax number is
(716) 284-2478. The Company's other subsidiary, Alphabytes Computer Corporation (Ontario) is headquartered at 205-7050 Woodbine Avenue, Markham, Ontario L3R 4G8. Its phone number is (905) 475-3249 and its fax number is (905) 475-8629.

     The Niagara Falls facility is a two and one half-story brick building comprising of approximately 2,000 square feet. The annual rental, on a triple net basis, is approximately $7,500. The lease expires on December 01, 1999. The building is leased from The SCS Group. The Ontario facility has been leased from V & A Properties Limited since October of 1982 under five year leases. The annual base rental was $23,500 for the year ending in January 31 1999 and the rent is expected to be the same for fiscal 2000. The premises comprise of 5000 sq. feet. Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities may be required, after December 31, 1999.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

AlphaBytes Computer Corporation (AB), the Canadian subsidiary of Alpha Bytes INC., is a party to a litigation against Guther Slaton, Sally Engle and Profitable Packaging Concepts (PPC) Inc. stemming from perpetrated agreements relating to the operations of Systems By Design Inc (SDI), a company in the packaging business. In April 1997, an arbitrator in NY issued an award in favor of Slaton, Engle and PPC, against AB, Anton Stephens, SDI and Peter Markus jointly and severally. This award totals approximately $405,000, including interest.

A motion to vacate the award of the arbitrator has been granted by the New York Supreme Court in part, with reference by the Court to the Arbitrator to consider whether a previously undisclosed judgement held by Slaton against Peter Markus, who was to have represented Alpha Bytes and Stephens at the original arbitration, prejudiced their defence in that proceeding. Mr. Markus, purporting to be a New York attorney, failed to submit any documents in the defence of the claim and failed to put forth any counterclaim on behalf of Alpha Bytes or Stephens even though there was strong evidence available of losses sustained in this transaction which had been brokered by Markus.

In the event the order is not vacated, according to Canadian Law any order against a Canadian company will need to be re-heard in a Canadian Court prior to enforcement. In the opinion of Management, the ultimate disposition of these matters will have no material adverse effect on the company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

     NONE

                                    PART II
                                    -------

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------------------------------------------------------------------------
MATTERS.
--------

PRICE RANGE OF COMMON STOCK AND DIVIDENDS
-----------------------------------------

     The Common Stock of the Company commenced trading in the May 1994. The following table sets forth for the periods indicated the range of high and low representative bid quotations for the Company's Common Stock which were obtained from market makers.

                                              ASK       BID
                                              ---       ---
               Quarter Ended                  High      Low
               -------------                  ----     ----
               April 30, 1998                 $0.62    $0.56
               July 31, 1998                  $0.87    $0.68
               October 31, 1998               $0.68    $0.56
               January 31,1999                 0.50    $0.40

     The number of record holders of Common Stock of the Company as of January 31, 1999, were 169. Additional holders of the Company's Common Stock hold such stock in street name with various brokerage firms. The Company has reason to believe that such additional shareholders total approximately 92.

ITEM 6 SELECTED FINANCIAL DATA.
------ -----------------------

     The following table summarizes selected historical financial information of Alpha Bytes, Inc. as of January 31,1997, and 1998, and for the fiscal years ended January 31, 1997, 1998, and 1999.

Condensed Balance Sheet Information:
------------------------------------


                                 Years Ended January 31,
                                    1999         1998
                                    ----         ----
Current Assets                  $1,486,573    $1,606,042
Capital Assets                      95,538        63,300
TOTAL ASSETS                     1,582,111     1,678,021
TOTAL LIABILITIES                  302,299       302,299
Stockholders' Equity             1,334,248     1,375,722
--------------------            ----------    ----------


Condensed Statement of Operations Information:
---------------------------------------------

                                   1999          1998        1997
                                   -----         ----        ----
Revenue                         $1,644,821    $1,779,133   $1,432,268
Expenses                         1,014,208*      973,414      837,184
Gross Profit                       630,613       805,719      595,084
Net Gain (Loss)                    300,886       500,768      342,284
Net Earnings (Loss) Per Share        0.040         0.067        0.048
-----------------------------    ---------    ----------   ----------

 . INCLUDES H-NET R&D EXPENSE OF $364,363

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS.
--------------

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its years ended January 31, 1998 and January 31, 1999.

Alpha Bytes Computer Corporation and Alphabytes Computer Corporation (together called Alpha Bytes INC) work in conjunction with each other in producing, marketing, installing and supporting the software produced by these companies. Alpha Bytes, INC. has no active income save for the activities of the Alpha Bytes Group. Therefore, the financial information regarding the parent company and its two subsidiaries are presented on a consolidated basis.

Revenues were $1,644,821 for the fiscal year ended Jan 31, 1999 generating a gross profit of $630,613 as compared to revenues of $1,761,402 for the fiscal year ended Jan 31, 1998 which generated a gross profit of $805,789.

Expenses were $1,014,208 for the fiscal year ended Jan 31,1999 as compared to $955,638 for the period ending on Jan 31, 1998.

Earnings were $300,886 for the fiscal year ended Jan 31,1999 as compared to $500,768 for the period ending Jan 31, 1997.

Overall, the major costs were R&D for the H-NET project, which began in the 4th Qtr, wages and commissions, management fees, office and general, and rents for both periods. Despite investing over $465,000 ($364,363 with Investment Tax Credit) and through careful cost tracking, the company still turned a profit. The Revenue figures were lower in the 4th Qtr due to product implementation held back until the Phase I H-NET components are incorporated. Revenues declined by 8% and earnings declined by 66% over previous fiscal year, primarily due to the company investing its own cash for the development of H-NET.

The cash position of the company increased to $1,242,908 from $921,191 in the previous fiscal year, providing a healthy cash reserve. Retained earnings rose from $1,347,893 to $1,648,779 on Jan 31, 1999 reflecting a very successful year for the company. Current assets as a whole changed from $1,606,042 to $1,486,573.

The overall declines in the Revenue and Earnings are directly attributed to the company's R&D ( $465,028) investment into H-NET and its holdback on the release of the new versions of the systems till Phase I of H-NET is incorporated into these products. The company expects to be back on track from the 3 Qtr of next year with Phase I, H-NET incorporated. It is expected that these products will be marketed aggressively through fiscal 2000, where the impact will be even greater. The company received a credit of $ 100,665 against its R&D costs.

In order to achieve state-of-the-art communications and power, the company started building its infrastructure by hiring three software specialists and an Internet specialist. In addition, the company also purchased several high power, scalable Compaq computers to house the networks. A high speed digital ISDN Centrex micro-link was also installed as a carrier and the overall network infrastructure and platform, as well as the digital link, was activated.

In addition, a value added network with multiple web sites, an Intra net, an Extra net, a certificate site, multiple file transfer sites, a secure fund transfer site, a random cryptology key generator and a virtual data mapping/translating sites were created.

In the central hub, a powerful engine driven by two data base servers, a gateway between processor engine and Alpha Bytes INC's software and various trading partners was also created.

"Year 2000 Issue"
-----------------
All of the companies new systems are year 2000 compatible and the company does not expect the "Year 2000" issue to affect its operations, networks, operating systems or the computers.

MATERIAL EVENTS
---------------

ACQUISITION OF ALPHA BYTES INC.
-------------------------------
We adopt all previous disclosures from prior filings.

LIQUIDITY
---------

     Management believes that Alpha Bytes, INC. ("the Company") has the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set. However, to fully maximize the potential presented by the key events presented below, management believes that approximately $5,000,000 will need to be raised. The funds will be primarily used to complete development of the later phases of H-NET, increase the marketing effort and for the production of marketing material, as well seeking entry to NASDAQ small caps. Marketing effort would be increased by hiring a sales staff of six salesmen, and increasing the number of national/regional trade shows and conferences attended. It is anticipated that the funds will be raised through private placement of funds.

CURRENT PLANS
-------------

     The key events that are anticipated by management to occur over the next year are the aggressive marketing of the H-NET Internet based, transaction driven system in conjunction with the cross-platform, Windows (Windows is a trademark of Microsoft, INC.) compatible version of its Point of Sale Software (POS/2/), Laboratory Software (LAB/2/), and Home Office Software (HO/2/). The aggressive marketing of H-NET software with on-line real-time third party claims adjudication will begin late 2/nd/ Qtr.

     The Company also plans to increase its share of the ophthalmic software market by actively seeking the acquisition of one or more of its competitors. Additionally, the Company plans to utilize its technology to expand into Medical information processing field through possible acquisition or merger.

     During Fiscal 2000, the company expects to start updating existing users with new versions of the systems, containing Phase I H-NET components that provides Internet based technology with electronic eligibility checking, claim submission, Lab Order submission and various credit card/debit card functionality.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------

           Included at Pages 22 through 33 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

     The Company has not had any reported or material disagreement with its accountants on any matter of accounting principals, practices or financial statement disclosure.

                                   PART III
                                   --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------- --------------------------------------------------

     The following sets forth the names and ages of all the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.

                                 FIRST ELECTED
NAME                  AGE        OR APPOINTED/TERM       POSITION
----                  ---        -----------------       --------
Anton Stephens         47               *                Chairman and CEO

Christine Stephens     44               **               Secretary and Director.

--------------------------------------------------------------------------------

Notes to table:
* Elected on December 3, 1994, by the board of directors of the Company, to serve as a director until the next annual meeting of the Company's stockholders, and until his successors are elected, qualified and assume their offices. Service as an officer is at the pleasure of the board of directors.

**   Elected on December 18, 1994, by the board of directors at the recommendation of the Company's stockholders, to serve as a director until the next annual meeting of the Company's stockholders, and until her successors are elected, qualified and assume their offices. Service as an officer is at the pleasure of the board of directors.

BIOGRAPHIES OF DIRECTORS, OFFICERS AND DIRECTOR NOMINEES
--------------------------------------------------------

ANTON STEPHENS
--------------

     Mr. Stephens, age 47, has been president of Alphabytes Computer Corporation, a corporation organized under the laws of the Canadian Province of Ontario, since 1983, and has been the president of Alpha Bytes Computer Corporation, a New York Corporation, sInce its organization in 1988. Both corporations are engaged in business of software development and marketing, specializing in the dental, medical and vision care industries. The consolidated Alphabytes companies have been accepted as business partners by IBM, Unisys and NCR, and are believed by management to be the world's largest supplier of POS related applications to the vision care industry. Both companies develop, market, service and enhance software for the health care industry, with a high degree of specialization and expertise in the vision care industry. Mr. Stephens is responsible for the overall management of both entities, and along with the management team, all key decisions with respect to strategic planning, product development, marketing, and finances.

     Mr. Stephens is responsible for the overall strategic planning and Mrs. Stephens is responsible for the day to day operations. Mr. Stephens graduated from Brunel University (United Kingdom) in 1974 with a Bachelor of Science degree in computer sciences. Prior to 1984, Mr. Stephens was employed as a systems analyst at the Kent County Council (United Kingdom) and at Molins Manufacturing; he served as a computer industry consultant in Canada, where his clients Included the Ontario ProvIncial Government (part of the design and implementation team which developed the Ontario health care system), General Motors (developed leasing and sales systems) and CBS (development of royalty payment system). He thereafter served as the director of data processing for Morgard Property Investments (Canada's second largest property management company).

CHRISTINE STEPHENS
------------------

     Mrs. Stephens has during, the past 6 years, consecutively and without interruption, performed internal accounting for Alpha Bytes Computer Corporation and Alphabytes Computer Corporation, and served as a director and secretary of Alphabytes Management INC.

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

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

GENERAL
-------
                          SUMMARY, COMPENSATION TABLE
                          ---------------------------

                        ANNUAL COMPENSATION                     AWARDS                        PAYOUTS
                        -------------------                     ------                        -------
                                                    OTHER                REST-
                                                    ANNUAL               RICTED
                                                    COMPEN-              STOCK      AW-
NAME AND                                            SATION                          ARDS      SUOP     SARS      LTIP      OTHER
Position                      Year      Salary       ($)        Bonus    ($)        ($)       ($)      (#)       ($)       ($)
--------------------------------------------------------------------------------------------------------------------------------
Anton Stephens*               1998      ***         **          ***      ***        ***       ***      ***       ***       ***
Christine Stephens+           1998      ***         **          ***      ***        ***       ***      ***       ***       ***
Doug Winter (1)               1998      $65,000     ***         (4)      (4)        ***       ***      ***       ***       ***
Alex Nobre(2)                 1998      $50,000     ***         (4)      (4)        ***       ***      ***       ***       ***
Ray Coty(3)                   1998      $65,000     ***         (4)      (4)        ***       ***      ***       ***       ***
--------------------------------------------------------------------------------------------------------------------------------

LEGEND: SOUP is Securities Underlying Options/Payouts; Other is all other Compensation
Notes:
*    Chief Executive Officer, President and Chairman of the Board of Directors.
+    Secretary and Director
** The Alpha Bytes INC paid an annual management fee of $272,000, to Alphabytes Management, INC., a corporation organized under the laws of the Canadian ProvInce of Ontario and wholly owned by the Stephens Family. Mr. Stephens is provided with use of a vehicle on which the Alpha Bytes Inc. spent $4,000.
***  None.
(1)  Mr. Winter is a Systems Manager
(2)  Mr. Nobre is a Project manager
(3)  Mr. Coty is the Vice President of Operations
(4) Expected to be among the persons to whom a 500,000 share from a reserved block will be awarded, when the Board of Directors develops criteria for awards.
________________________________________________________________________________

LONG-TERM INCENTIVE PLAN ("LTIP)
--------------------------------

     Neither the Company nor any subsidiary thereof has any long-term incentive plans. However, the Company's Board of Directors has authorized the reservation of 500,000 shares of its common stock for use in compensating professional advisors, consultants and employees of the Alpha Bytes Inc. To date, 164,000 such shares have been reserved and options thereto issued to employees. The options are valid from May 1, 1996 to October 31, 2001 at a price of $.01 per share.

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

OTHER ARRANGEMENTS
------------------

Neither the Company nor any of its subsidiaries have any other arrangements to compensate its directors, other than the management agreement pursuant to which the Alpha Bytes INC. paid an annual management fee during the 1997 fiscal year of $36,000 of a total invoiced amount of $145,000 to Alphabytes Management INC., a corporation organized under the laws of the Canadian ProvInce of Ontario. Alphabytes Management, INC., one of the Company's principal stockholders, is wholly owned by the Stephens family.

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

                                               PERCENTAGE      OTHER
                                               OF VOTING       BASIS
                          BASIS FOR            SECURITIES      FOR
NAME                      CONTROL              OWNED           CONTROL
--------------------      ---------------      ----------      -------
Pinewood Resources        Stock Ownership      72%/*/          None

/*/ Majority owned by Anton and Christine Stephens

TRANSACTION WITH PROMOTERS, IF ORGANIZED WITHIN THE PAST FIVE YEARS
-------------------------------------------------------------------

     Neither the Company nor its subsidiaries were organized within the past five years.

PRINCIPAL STOCKHOLDERS

     The following sets forth the security ownership of Management of the Company and any holders of the Company's common stock known to own 5% or more of the Company's issued and outstanding common stock, as of January 31, 1999.

     As of the date of this Current Report, the following persons (including any "group" are, based on information available to the Company, beneficial owners of more than five percent of the Company's common stock (its only class of voting securities):

NAME AND                                  AMOUNT AND
TITLE          ADDRESS OF                 NATURE OF              PERCENT
OF             BENEFICIAL                 BENEFICIAL             OF
CLASS          OWNER                      OWNER                  CLASS
-----          -----                      -----                  -----
Common         Pinewood Resources         Record &               72%
Stock          c/o Merill Lynch           Beneficial
               1850 K Street N.W.         5,500,000 shares
               Suite 700, Washington
               DC 20006

The major stockholders of Pinewood Resources are Anton Stephens and Christine Stephens.

SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------

     As of the date of this Current Report, the following table discloses as to each class of equity securities of the registrant or any of its parents or subsidiaries other than directors' qualifying shares, beneficially owned by all directors and nominees, the names of each executive officer (as defined in Item 402[a] [2] of Securities and Exchange Commission regulation S-B), and directors and executive officers of the registrant as a group, the total number of shares beneficially owned and the percent of class so owned.

Of the number of shares shown, the associated footnotes indicate the amount of shares with respect to which such persons have the right to acquire beneficial ownership as specified as specified in Securities and Exchange Commission Rule
(13) (d) (1).

          NAME AND                          AMOUNT AND
TITLE     ADDRESS OF                        NATURE OF              PERCENT
OF        BENEFICIAL                        BENEFICIAL             OF
CLASS     OWNER                             OWNER                  CLASS
-----     -----                             -----                  -----
Common    Anton & Christine Stephens        Beneficial             72%
Stock     c/o Alpha Bytes                   5,500,000 Shares
          205-7050 Woodbine Avenue
          Markham, Ontario, Canada L3R 4G8

Owned of record by Pinewood Resources.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

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

                  RELATIONSHIP             NATURE OF INTEREST  AMOUNT OF
NAME              TO COMPANY               IN THE COMPANY      INTEREST   YEAR
----              ----------               --------------      --------   ----
Anton Stephens    Officer, Director                +           $4,000     1998
                  & Principal Stockholder          +           $4,000     1999

________________________________________________________________________________

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

**   Alpha Bytes INC. paid an annual management fee of $272,000 to  Alphabytes
Management, INC.,  a company, wholly owned by the Stephens family.

+    Mr. Stephens is provided with use of a vehicle for which Alpha Bytes pays.

                                    PART IV
                                    -------

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
----------  -------------------------------------------------------
            Form 8-K.
            ---------

            (a) The following documents are filed as a part of this Report:

            (1) Financial Statement.  The following Financial Statements are
                --------------------
                filed as part of this Report:

                                                              Page
                                                              ----
     Report of Independent Public Accountants                 F-3
     Balance Sheets, July 31, 1997 and January 31, 1996       F-4
     Statements of Operations, Year Ended January 31, 1997    F-5
     Year Ended January 31, 1996 and
     Year Ended January 31, 1995.
     Statement of Cash Flows, Year Ended January 31, 1997     F-7
     Year Ended January 31, 1996 and Year Ended
     January 31, 1995.
     Statement of Stockholders' equity                        F-6
     Notes to Financial Statements                            F-8

            (2) Exhibits.      The following exhibits are filed as part of this
                ---------
Report:

Exhibit No.         Item
-----------         ----

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

                               ALPHA BYTES, INC.


                       CONSOLIDATED FINANCIAL STATEMENTS


                          YEAR ENDED JANUARY 31, 1999
                          (Expressed in U.S. Dollars)

                               ALPHA BYTES, INC.

                               JANUARY 31, 1999




                                     INDEX



         24   AUDITORS' REPORT


         25   CONSOLIDATED BALANCE SHEET


         26   CONSOLIDATED STATEMENT OF EARNINGS


         27   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


         28   CONSOLIDATED STATEMENT OF CASH FLOW


         29-33NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
ALPHA BYTES, INC.:


We have audited the accompanying consolidated balance sheet of Alpha Bytes, INC. as at January 31, 1999 and January 31, 1998, and the consolidated statements of earnings, stockholders' equity and cash flow for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at January 31, 1999 and January 31, 1998 and the results of its operations and its cash flow for the years then ended in conformity with United States generally accepted accounting principles.






Shimmerman Penn Burns Becker, LLP

Chartered Accountants

Toronto, Canada

March 4, 1999

                               ALPHA BYTES, INC.

                          CONSOLIDATED BALANCE SHEET

                            AS AT JANUARY 31, 1999
                          (Expressed in U.S. Dollars)

                                                                Note        1999         1998
                                                            ----------  -----------  -----------
ASSETS

CURRENT:

Cash                                                                    $  283,722   $  171,752
Available-for-sale securities                                    2         959,186      749,439
Accounts receivable                                                        217,084      666,234
Prepaid expenses and sundry assets                                          26,581       18,617
                                                                        ----------   ----------

                                                                         1,486,573    1,606,042
LONG TERM:

Capital assets                                                   3          95,538       71,979
                                                                        ----------   ----------

TOTAL ASSETS                                                            $1,582,111   $1,678,021
                                                                        ==========   ==========

LIABILITIES

CURRENT:

Accounts payable and accrued liabilities                                $   45,118   $   92,424
Income taxes payable                                                       134,565      155,285
Deferred Income taxes payable                                               66,180       54,590
                                                                        ----------   ----------

TOTAL LIABILITIES                                                          245,863      302,299
                                                                        ----------   ----------

STOCKHOLDERS' EQUITY

Capital stock                                                    4         250,968      250,968
Employee share options                                                      18,000       17,000
Retained earnings                                                        1,648,779    1,347,893
Unrealized holding loss on available-for-sale securities                  (293,458)           -
Foreign exchange adjustment                                               (161,265)    (127,807)
                                                                         ---------   ----------

                                                                         1,463,024    1,488,054

Less treasury stock at cost                                      5        (126,776)    (112,332)
                                                                        ----------   ----------

                                                                         1,336,248    1,375,722
                                                                        ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $1,582,111   $1,678,021
                                                                        ==========   ==========

ON BEHALF OF THE BOARD:


______________________________Director       ___________________________Director


                            See accompanying notes

                               ALPHA BYTES, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS

                          YEAR ENDED JANUARY 31, 1999
                          (Expressed in U.S. Dollars)

                                            Note        1999        1998        1997
                                         ----------  ----------  ----------  ----------
REVENUE

Sales                                                $1,602,107  $1,761,402  $1,373,697
Investment Income                                        42,714      17,731      58,571
                                                     ----------  ----------  ----------

                                                      1,644,821   1,779,133   1,432,268
                                                     ----------  ----------  ----------

EXPENSES

Research and development                      6         364,363     237,342     131,131
Wages, management and consulting fees                   216,898     181,760     257,275
General and administrative                              154,670     155,842     273,998
Travel and promotion                                    141,440     144,013      95,862
Professional fees                                       104,199     230,900      52,437
Amortization                                             28,851      21,205      21,043
Interest                                                  3,787       2,352       5,438
                                                     ----------  ----------  ----------

                                                      1,014,208     973,414     837,184
                                                     ----------  ----------  ----------

EARNINGS BEFORE INCOME TAXES                            630,613     805,719     595,084
                                                     ----------  ----------  ----------

Provision for Income taxes:

Current                                                 318,137     293,121     206,400
Deferred                                                 11,590      11,830      46,400
                                                     ----------  ----------  ----------

                                                        329,727     304,951     252,800
                                                     ----------  ----------  ----------

NET EARNINGS                                         $  300,886  $  500,768  $  342,284
                                                     ==========  ==========  ==========

EARNINGS PER SHARE                            7      $    0.040  $    0.067  $    0.045
                                                     ==========  ==========  ==========

                            See accompanying notes

                               ALPHA BYTES, INC.
                               ALPHA BYTES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED JANUARY 31, 1999, 1998 AND 1997


                                                       (Expressed in U.S. Dollars)

                                Capital Stock           Options           Treasury Stock
                             --------------------    -----------------    --------------------
                                Number               Number               Number                                 Unrealized
                                  of                   of                   of                      Retained       Gain on
                                Shares    Amount     Shares    Amount     Shares      Amount        Earnings     Investment
                             ---------   --------    -------   -------    -------   ----------    ------------   -----------


BALANCE AS AT JANUARY 31,
 1996                        7,135,002   $225,748      5,250   $     -          -   $       -      $  529,841     $       -
Net earnings for 1997                -          -          -         -          -           -         342,284             -
Foreign exchange
 adjustment for 1997                 -          -          -         -          -           -               -             -
Unrealized holding gain on
 restricted marketable
 securities                          -          -          -         -          -           -               -       343,267
Employee share options
 issued as compensation for
   services received - net           -          -    158,750    16,000          -           -               -             -
Shares issued as
 compensation for services
 received                      278,000     19,720          -         -          -           -               -             -
                             ---------   --------    -------   -------    -------   ---------      ----------    ----------
BALANCE AS AT JANUARY 31,
 1997                        7,413,002    245,468    164,000    16,000          -           -         872,125       343,267
Net earnings for 1998                -          -          -         -          -           -         500,768             -
Foreign exchange
 adjustment for 1998                 -          -          -         -          -           -               -             -
Unrealized holding gain on
 restricted marketable
 securities                          -          -          -         -          -           -               -      (343,267)
Employee share options
 issued as compensation for
   services received - net           -          -    100,000     1,000          -           -               -             -
Shares issued as
 compensation for services
 received                       55,000      5,500          -         -          -           -               -             -
Purchase of stock on open
 market                              -          -          -         -    145,000    (112,332)              -             -
Dividend paid                        -          -          -         -          -           -         (25,000)            -
                             ---------   --------    -------   -------    -------   ---------      ----------    ----------
BALANCE AS AT JANUARY 31,
 1998                        7,468,002    250,968    264,000    17,000    145,000    (112,332)      1,347,893             -
Net earnings for 1999                -          -          -         -          -           -         300,886             -
Unrealized loss on
 available-for-sale
 securities                          -          -          -         -          -           -               -             -
Foreign exchange
 adjustment for 1999                 -          -          -         -          -           -               -             -
Employee share options
 issued as compensation for
   services received - net           -          -    100,000     1,000          -           -               -             -
Purchase of stock on open
 market                              -          -          -         -          -      27,500         (14,444)            -
                             ---------   --------    -------   -------    -------   ---------      ----------    ----------
BALANCE AS AT JANUARY 31,
 1999                        7,468,002   $250,968    364,000   $18,000    172,500   $(126,776)     $1,648,779     $       -
                             =========   ========    =======   =======    =======   =========      ==========    ==========


                                      Unrealized
                                        Holding
                                        Loss On
                                      Available-        Foreign
                                       For-Sale         Exchange
                                      Securities      Adjustments         TOTAL
                                      -----------     ------------     ------------
BALANCE AS AT JANUARY 31,
 1996                                  $       -        $ (76,050)      $  679,539
Net earnings for 1997                          -                -          342,284
Foreign exchange
 adjustment for 1997                           -           11,632           11,632
Unrealized holding gain on
 restricted marketable
 securities                                    -                -          343,267
Employee share options
 issued as compensation for
   services received - net                     -                -           16,000
Shares issued as
 compensation for services
 received                                      -                -           19,720
                                      ----------        ---------       ----------
BALANCE AS AT JANUARY 31,
 1997                                          -          (64,418)       1,412,442
Net earnings for 1998                          -                -          500,768
Foreign exchange
 adjustment for 1998                           -          (63,389)         (63,389)
Unrealized holding gain on
 restricted marketable
 securities                                    -                -         (343,267)
Employee share options
 issued as compensation for
   services received - net                     -                -            1,000
Shares issued as
 compensation for services
 received                                      -                -            5,500
Purchase of stock on open
 market                                        -                -         (112,332)
Dividend paid                                  -                -          (25,000)
                                      ----------        ---------       ----------
BALANCE AS AT JANUARY 31,
 1998                                          -         (127,807)       1,375,722
Net earnings for 1999                          -                -          300,886
Unrealized loss on
 available-for-sale
 securities                             (293,458)               -         (293,458)
Foreign exchange
 adjustment for 1999                           -          (33,458)         (33,458)
Employee share options
 issued as compensation for
   services received - net                     -                -            1,000
Purchase of stock on open
 market                                        -                -          (14,444)
                                      ----------        ---------       ----------
BALANCE AS AT JANUARY 31,
 1999                                  $(293,458)       $(161,265)      $1,336,248
                                      ==========        =========       ==========

                            See accompanying notes

                               ALPHA BYTES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                          YEAR ENDED JANUARY 31, 1999
                          (Expressed in U.S. Dollars)

                                                                           1999         1998        1997
                                                                       -----------  ----------  ----------

CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net earnings                                                           $  300,886   $ 500,768   $ 342,284
Amortization                                                               28,851      21,205      21,043
Deferred Income taxes                                                      11,590      11,830      46,400
                                                                       ----------   ---------   ---------
                                                                          341,327     533,803     409,727
                                                                       ----------   ---------   ---------

CHANGES IN NON-CASH WORKING CAPITAL ITEMS:
Accounts receivable                                                       449,150    (587,162)    345,035
Prepaid expenses and sundry assets                                         (7,964)      4,153      34,281
Accounts payable and accrued liabilities                                  (47,306)    (91,262)    (17,033)
Income taxes payable                                                      (20,720)    186,969     105,796
Unearned revenue                                                                -     (24,707)      8,501
                                                                       ----------   ---------   ---------
                                                                          373,160    (512,009)    476,580
                                                                       ----------   ---------   ---------

                                                                          714,487      21,794     886,307
                                                                       ----------   ---------   ---------
FINANCING ACTIVITIES
Issue of shares                                                                 -       5,500      19,720
Issue of employee share options                                             1,000       1,000      16,000
Purchase of stock for treasury                                            (14,444)   (112,332)          -
Foreign exchange adjustment                                               (33,458)    (63,389)     11,632
Dividend paid                                                                   -     (25,000)          -
Loan payable to directors                                                       -           -     (88,507)
Vehicle loan                                                                    -           -      (2,206)
Loan payable                                                                    -           -    (100,000)
                                                                       ----------   ---------   ---------
                                                                          (46,902)   (194,221)   (143,361)
                                                                       ----------   ---------   ---------
INVESTING ACTIVITIES
Unrealized holding loss on available-for-sale securities                 (293,458)          -           -
Long term accounts receivable and work in process                               -     352,334    (270,000)
Net purchase of capital assets                                            (52,410)    (29,884)    (38,171)
Sundry investments - net                                                        -           -      13,422
Marketable securities - restricted                                              -     161,026           -
                                                                       ----------   ---------   ---------
                                                                         (345,868)    483,476    (294,749)
                                                                       ----------   ---------   ---------
INCREASE IN CASH AND AVAILABLE-FOR-SALE
   SECURITIES                                                             321,717     311,049     448,197

Cash and available-for-sale securities at the beginning of the year       921,191     610,142     161,945
                                                                       ----------   ---------   ---------

CASH AND AVAILABLE-FOR-SALE SECURITIES
   AT THE END OF THE YEAR                                              $1,242,908   $ 921,191   $ 610,142
                                                                       ==========   =========   =========

                            See accompanying notes

                               ALPHA BYTES, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED JANUARY 31, 1999
                          (Expressed in U.S. Dollars)



1.   ACCOUNTING POLICIES

     (A)  PRINCIPLES OF CONSOLIDATION

          All subsidiaries have been Included in the consolidated financial statements. The consolidated wholly-owned subsidiaries at January 31, 1999, were as follows:

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

                               ALPHA BYTES, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED JANUARY 31, 1999
                          (Expressed in U.S. Dollars)



2.   AVAILABLE-FOR-SALE SECURITIES

                                                     1999       1998
                                                  ----------  ---------
     Cost                                         $1,252,644   $759,214
     Less unrealized holding loss                    293,458      9,775
                                                  ----------   --------

                                                  $  959,186   $749,439
                                                  ==========   ========

3.   CAPITAL ASSETS

                                            Accumulated         Balance
                                   Cost     Amortization    1999      1998
                                 ---------  ------------  --------  --------
     Furniture and equipment     $ 59,372      $ 36,922   $22,450   $28,121
     Vehicles                      38,315        34,835     3,480     4,971
     Computer hardware            109,875        43,355    66,520    38,887
     Computer software             19,978        16,890     3,088         -
                                 --------      --------   -------   -------

                                 $227,540      $132,002   $95,538   $71,979
                                 ========      ========   =======   =======

4.   CAPITAL STOCK

     The company is authorized to issue 30,000,000 common shares.

     The company issued 55,000 shares during 1998 and 278,000 shares during 1997 as compensation for services rendered to the company. The value assigned to these shares was $5,500 and $19,720 respectively.

     The company has granted outstanding options to purchase shares as follows:

      54,750  employee share options with an exercise price of $0.01 per share expiring October 31, 2000
      54,750  employee share options with an exercise price of $0.01 per share expiring May 31, 2001
      54,500  employee share options with an exercise price of $0.01 per share expiring October 31, 2001
     100,000  employee share options with an exercise price of $0.01 per share expiring October 31, 2002
     100,000  employee share options with an exercise price of $0.01 per share expiring October 31, 2003

                               ALPHA BYTES, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED JANUARY 31, 1999
                          (Expressed in U.S. Dollars)



5.   SHARES HELD IN TREASURY

     During the prior year, the Board of Directors authorized a stock repurchase plan whereby the company will purchase up to 500,000 shares of the company's common stock to be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other corporate purposes. During 1999, the company purchased 27,500 common shares for treasury at a cost of $14,444.

6.   RESEARCH AND DEVELOPMENT

                                                 1999        1998
                                              ----------  ----------
     Cost                                     $ 465,028   $ 339,785
     Less investment tax credits               (100,665)   (102,443)
                                              ---------   ---------

                                              $ 364,363   $ 237,342
                                              =========   =========

     During the year, the company hired three additional software specialists and an Internet specialist and commenced the initial development of its new "H-Net" product. The initial phases were completed and development will continue in the ensuing fiscal year.

7.   EARNINGS PER SHARE

     In February 1998, the Financial Accounting Standards Board issued Statement No. 128 Earnings Per Share which required the company to change the method used for computing earnings per share. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options is excluded.

     Earnings per share has been calculated using the weighted average number of common shares outstanding excluding the dilutive effect of stock options and all prior periods have been restated. The average number of shares outstanding under this assumption would be as follows:

     Year ended January 31, 1999          -            $7,468,002
                            1998          -             7,434,276
                            1997          -             7,183,647

8.   RELATED PARTY TRANSACTION

     During the year, the company was charged $272,000 for management and financial services of the president and secretary provided by a related company.

                               ALPHA BYTES, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED JANUARY 31, 1999
                          (Expressed in U.S. Dollars)



9.   COMMITMENTS

     LEASES OF PREMISES

     The company is committed under existing leases for premises to the following minimum annual rents:

     Year ending January 31, 2000             -             $20,000
                             2001             -              22,000
                             2002             -              23,000
                             2003             -               4,000

10.  CONTINGENCY

     Alphabytes Computer Corporation ("Alphabytes Canada"), the Canadian subsidiary of Alpha Bytes, Inc., is a party to a litigation against Gunter Slaton, Sally Engle and Profitable Packaging Concepts Inc. ("PPC") stemming from purported agreements relating to the operations of Systems By Design Inc. ("SDI"), a company in the packaging business. In April 1997, an arbitrator in New York issued an award in favor of Slaton, Engle and PPC, against Alphabytes Canada, Anton Stephens, SDI and Peter Markus jointly and severally. This award totals approximately $405,000, Including interest.

     A motion to vacate the award of the arbitrator has been granted by the New York Supreme Court in part, with reference by the Court to the arbitrator to consider whether a previous undisclosed judgement held by Slaton against Peter Markus, who was to have represented Alphabytes Canada and Stephens at the original arbitration, prejudiced their defence in that proceeding. Mr. Markus, purporting to be a New York attorney, failed to submit any documents in the defence of the claim and failed to put forth any counterclaim on behalf of Alphabytes Canada or Stephens even though there was strong evidence available of losses sustained in this transaction which had been brokered by Markus.

     In the event the order is not vacated, according to Canadian Law any order against a Canadian company will need to be re-heard in a Canadian Court prior to enforcement. In the opinion of the management, the ultimate disposition of these matters will have no material adverse effect on the company's financial position, results of operation or liquidity.

11.  COMPARATIVE FIGURES

     Certain of the comparative figures have been restated to conform to the presentation adopted in the current year.

12.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, Including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Bytes, INC.

By        /s/ Anton Stephens
          Anton Stephens, President and Director
          (Principal Executive Officer)

Date:  April 29, 1999

By        /s/ Christine Stephens
          Christine Stephens
          Secretary and Director

Date:  April 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By        /s/ Anton Stephens
          Anton Stephens, President and Director
          (Principal Executive Officer)

Date:  April 29,1999


By        /s/ Christine Stephens
          Christine Stephens
          Secretary and Director

Date:  April 29,1999