Form 10-Q
period 1999-04-30
ALPHA BYTES INC
filed 1999-06-11
CIK 831232

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1994.
     For the Quarterly period ended Apr 30, 1999

[  ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from............to...........

Commission File Number: 33-20783-D

                               ALPHA BYTES, INC.
    ---------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Colorado                             84-1064958
    ---------------------------------------------------------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification Number)

     521 BUFFALO AVENUE, NIAGARA FALLS, NEW YORK              14303
    ---------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

                                 716-284-2465
    ---------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                    [  ] YES        [  ] NO


                      APPLICABLE ONLY TO CORPORATE ISSUERS
There were 7,468,002 shares of common stock outstanding having a par value of $.0002 per share as of April 30, 1999

                                     INDEX
                                     -----

Part I                         Financial Information                     Page Number
-----------

  Item I     Consolidated Balance Sheet,                                           3
             April 30, 1999 (unaudited)

             Consolidated Statement of Earnings for Quarter Ended                  4
             April 30, 1999 (unaudited)

             Consolidated Statement of Stockholders Equity                         5

             Consolidated Statement of Cash Flow for Quarter Ended                 6
             April 30, 1999

             Notes to Financial Statements                                       7-8

  Item II    Management Discussion and Analysis of Financial Conditions            9
             And Results of Operations

Part II      Other Information                                                    10
-----------  ----------------------------------------------------------


                               ALPHA BYTES, INC.

                           CONSOLIDATED BALANCE SHEET

                              AS AT APRIL 30, 1999
                          (Expressed in U.S. Dollars)

                                                                                 Apr. 30      Apr. 30
                                                                      Note        1999         1998
                                                                   ----------  -----------  -----------
ASSETS

Current:

Cash                                                                           $  414,913   $  282,054
Available-for-sale securities                                         2           772,698      981,182
Accounts receivable                                                               125,258      338,902
Income taxes recoverable                                                           17,144            -
Prepaid expenses and sundry assets                                                 21,416       21,465
                                                                               ----------   ----------


                                                                                1,351,429    1,623,603
Long term:

Capital assets                                                        3            91,027       76,465
                                                                               ----------   ----------

TOTAL ASSETS                                                                   $1,442,456   $1,700,068
                                                                               ==========   ==========

LIABILITIES

Current:

Accounts payable and accrued liabilities                                       $   49,863   $   59,459
Income taxes payable                                                                    -      127,403
Deferred income taxes payable                                                      66,180       54,590
                                                                               ----------   ----------

TOTAL LIABILITIES                                                                 116,043      241,452
                                                                               ----------   ----------

STOCKHOLDERS' EQUITY

Capital stock                                                           4         320,731      250,968
Less Treasury Stock at cost                                                      (118,959)    (123,160)
Share purchase warrants                                                            18,000       17,000
Retained earnings                                                               1,611,434    1,508,635
Unrealized holding gain (loss) on available-for-sale securities                  (322,705)     (72,382)
Foreign exchange adjustment                                                      (182,088)    (122,445)
                                                                                ---------   ----------


                                                                                1,326,413    1,458,616
                                                                                ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $1,442,456   $1,700,068
                                                                                =========   ==========

                               ALPHA BYTES, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS

                         QUARTER ENDED APRIL 30, 1999
                          (Expressed in U.S. Dollars)

                                                       Apr. 30     Apr. 30
                                                         1999       1998
                                                     ----------  ---------

REVENUE

Sales                                               $  152,571    $  423,767
Investment income                                        9,198         3,601
                                                      --------     ---------
                                                       161,769       427,368
                                                      --------     ---------
EXPENSES

Research and development                   6            82,281          -
Wages, management and consulting fees                   57,969       131,138
General and administrative                              59,347        36,368
Travel and promotion                                    15,218        34,823
Professional fees                                        7,718        11,812
Amortization                                             7,324         4,885
                                                      --------     ---------
                                                       229,857       219,026
                                                      --------     ---------

EARNINGS BEFORE INCOME TAXES                           (68,088)      208,342

Provision for income taxes:                            (30,743)       47,600
                                                      --------     ---------


NET EARNINGS (LOSS)                                 $  (37,345)   $  160,742
                                                      ========      ========

EARNINGS PER SHARE                         7        $   (0.005)   $    0.022
                                                      ========      ========


                               ALPHA BYTES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

                          QUARTER ENDED APRIL 30, 1999
                          (Expressed in U.S. Dollars)





                                         Capital Stock                  Options                 Treasury Stock
                                    --------------------          --------------------         ------------------
                                    Number                        Number                       Number
                                    of Shares      Amount         of Shares     Amount         of Shares   Amount
                                    ---------      ------         ---------     ------         ---------   ------


BALANCE AS AT JANUARY 31, 1998      7,468,002      250,968         264,000      17,000         145,000    (112,332)

Net earnings for 1999                   -             -               -            -              -           -
Unrealized loss on
 available-for-sale
 securities                             -             -               -            -              -           -
Foreign exchange
 adjustment for 1999                    -             -               -            -              -           -

Employee share options
 issued as compensation for
   services received - net              -             -            100,000        1,000           -           -
Purchase of stock on open
 market                                 -             -               -            -              -        27,500
                                   ---------     ---------        ---------     -------       -------   ---------

BALANCE AS AT JANUARY 31, 1999     7,468,002      $250,968          364,000     $18,000       172,500   $(126,776)

Net earnings for 3 month
 period
Foreign exchange adjustment
Shares issued as
 compensation for
   Services received.
Unrealized loss on
 available for sale
 securities
Gain on sale of treasury
 stock                                              69,763
Purchase of stock on open
 market                                                                                        (10,600)     7,817

BALANCE AS AT APRIL 30, 1999      7,468,002        320,731          364,000       18,000       161,900   (118,959)
                                  =========       ========          =======      =======       =======   ========

                                                                      Unrealized
                                                                       Holding
                                                                       Loss On
                                                    Unrealized        Available-          Foreign
                                    Retained         Gain on           For-Sale           Exchange
                                    Earnings        Investment        Securities         Adjustments       Total
                                  -----------     -------------      -----------        ------------    -----------

BALANCE AS AT JANUARY 31, 1998      1,347,893           -                 -                (127,807)      1,375,722

Net earnings for 1999                 300,886           -                 -                    -            300,886
Unrealized loss on
 available-for-sale
 securities                              -              -              (293,458)               -           (293,458)
Foreign exchange
 adjustment for 1999                     -              -                  -                (33,458)        (33,458)

Employee share options
 issued as compensation for
   services received - net               -              -                  -                   -              1,000
Purchase of stock on open
 market                               (14,444)          -                  -                   -            (14,444)
                                   ----------      ----------          ----------         -----------      ----------

BALANCE AS AT JANUARY 31, 1999    $1,648,779       $    -              $(293,458)         $(161,265)     $1,336,248

Net earnings for 3 month
 period                              (37,345)                                                               (37,345)
Foreign exchange adjustment                                                                 (20,823)        (20,823)
Shares issued as
 compensation for
   Services received.
Unrealized loss on
 available for sale
 securities                                          (29,247)                                               (29,247)
Gain on sale of treasury
 stock                                                                                                       69,763
Purchase of stock on open
 market                                                                                                       7,817

BALANCE AS AT APRIL 30, 1999       1,611,434        (322,705)          (293,458)           (182,088)      1,326,413
                                  ==========      ==========         ==========         ===========      ==========


                               ALPHA BYTES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                          QUARTER ENDED APRIL 30, 1999
                          (Expressed in U.S. Dollars)

                                                                             Apr. 30            Apr. 30
                                                                              1999                1998
                                                                           -----------        ----------

    CASH WAS PROVIDED BY (USED FOR):

    OPERATING ACTIVITIES
    Net earnings                                                           $  (37,345)         $160,742
    Amortization                                                                7,324             4,885
                                                                           ----------          --------
                                                                              (30,021)          165,627
                                                                           ----------          --------

    Changes in non-cash working capital items:
    Accounts receivable                                                        91,826           327,332
    Prepaid expenses and sundry assets                                          5,165            (2,848)
    Accounts payable and accrued liabilities                                    4,745           (32,965)
    Income taxes payable                                                     (134,565)          (27,882)
    Income taxes recoverable                                                  (17,144)             -
                                                                           ----------          --------
                                                                              (79,994)          429,264
                                                                           ----------          --------



    FINANCING ACTIVITIES

    Unrealized holding loss on available for sale securities                  (29,247)          (72,382)
    Gain on purchase of treasury stock                                         69,763              -
    Purchase of stock for treasury                                              7,817           (10,828)
    Foreign exchange adjustment                                               (20,823)            5,362
                                                                           ----------          --------
                                                                               27,510           (77,848)
                                                                           ----------          --------
    INVESTING ACTIVITIES

    Long term accounts receivable and work in process                             -                -
    Net purchase of capital assets                                             (2,813)           (9,371)
    Sundry investments - net                                                      -                -
    Marketable securities - restricted                                            -                -
                                                                           ----------          --------
                                                                               (2,813)           (9,371)
                                                                           ----------          --------
    INCREASE IN CASH AND AVAILABLE-FOR-SALE
       SECURITIES                                                             (55,297)          342,045

    Cash and available-for-sale securities at the beginning of the year     1,242,908           921,191
                                                                           ----------          --------

    CASH AND AVAILABLE-FOR-SALE SECURITIES
     AT THE END OF THE YEAR                                              $  1,187,611     $   1,263,236
                                                                          ===========      ============

                               ALPHA BYTES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED APRIL 30, 1999
                          (Expressed in U.S. dollars)

1.   ACCOUNTING POLICIES

(a)  Principles of consolidation
     All subsidiaries have been included in the consolidated financial statements. The consolidated wholly owned subsidiaries at April 30, 1999 were as follows:
     Alphabytes Computer Corporation (Canada) - ("Alphabytes Canada")
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

2. CAPITAL ASSETS
                                Accumulated                     Balance
                           Cost          Depreciation     30 Apr, 99  30 Apr, 98

   Furniture & equipment  $  58,209       $ 37,544          $ 20,665    $ 25,832
   Vehicles                  38,315         35,096             3,218       4,599
   Leasehold improvements     1,163            523               640         872
   Computer hardware        112,117         48,429            63,688      44,020
   Computer software         20,549         17,734             2,815       1,143
                           --------       --------           -------     -------
                          $ 219,884      $ 139,326          $ 91,027    $ 76,466
                           --------       --------           -------     -------

3.   CAPITAL STOCK
     The company is authorized to issue 30,000,000 common shares.   The company
     has granted outstanding options to purchase shares as follows:

     53,500 employee share options with an exercise price of $0.01 per share expiring October 31, 2000
     53,500 employee share options with an exercise price of $0.01 per share expiring May 31, 2001
     54,500 employee share options with an exercise price of $0.01 per share expiring October 31, 2001
     100,000 employee share options with an exercise price of $0.01 per share expiring October 31, 2000
     100,000 employee share options with an exercise price of $0.01 per share expiring October 31, 2003

4.   EARNINGS (LOSS) PER SHARE
     Earnings per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption would be as follows:
     Quarter Ended Apr 30, 1999     - $ 7,468,002


5.   COMMENTS - Leases of premises
     The company is committed under existing leases to the following minimum annual rents:
     Year ending January 31, 1998  - $ 38,000
                 January 31, 1999  - $ 38,000
                 January 31, 2000  - $ 39,000
                 January 31, 2001  - $ 40,000
                 January 31, 2002  - $ 41,000

                                     PART I
                                     ------


Item 2.  Management's Discussion and Analysis of Financial condition and
------------------------------------------------------------------------
Results of Operations
---------------------


The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its quarter ended April 30, 1998 and April 30, 1999.

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

Revenues were $161,769 for the quarter year ended Apr 30, 1999 generating a gross profit of $(68,088) as compared to revenues of $427,386 for the quarter ended Apr 30, 1998 which generated a gross profit of $208,342. The expected R&D credits were not calculated into this quarter.

Expenses were $229,857 for the quarter ended Apr 30,1999 as compared to $219,026 for the period ending on Apr 30, 1998.

Earnings were $(37,345) for the quarter ended Apr 30,1999 as compared to $160,742 for the period ending Apr 30, 1998.

Overall, the major costs were R&D for the H-NET(R) project, which began in the 1th Qtr, wages and commissions, management fees, office and general, and rents for both periods. The company invested $82,281 in R&D in this quarter and through careful cost tracking, the company made a small loss. The comparative revenue figures were lower in the 1st Qtr due to product implementation and shipments held back until the Phase I H-NET(R) components are incorporated. The earnings declined over the previous comparative quarter, primarily due to product holdbacks and the company investing its own cash for the development of H-NET(R).

The cash position of the company declined to $1,187,611 from $1,263,236 in the previous comparative quarter, still providing a healthy cash reserve.
Retained earnings however, rose from $1,508,635 to $1,611,434 on Apr 30, 1999. Current assets as a whole changed from $1,623,603 to $1,351,429.

The overall decline in the Revenue and Earnings are directly attributed to the company's R&D ( $82,281) investment into H-NET(R) and its holdback on the release of the new versions of the systems till Phase I of H-NET(R) is incorporated into these products. The company expects to be back on track towards the latter part of this year with Phase I, H-NET(R) incorporated. The company further expanded its H-NET(R) operations by adding one more technical analyst. It is expected that these products will be marketed aggressively through fiscal 2000, where the impact will be even greater. Expected R&D credits were not calculated into this quarter.

The company continued its development of the Internet based transaction processor, H-NET(R). The first " Live" installations are on schedule for the month of June, 1999. In preparation of the upcoming events, the company tested, with success, the high power Compaq database servers, the digital link and the networks together with the high speed digital ISDN Centrex micro-link. Additionally, the value added network, the Extra net, the certificate site, the file transfer sites, the secure fund transfer site, the random cryptology key generator and the virtual data mapping/translating sites were also tested.

"Year 2000 Issue"
----------------

All of the companies new systems are year 2000 compatible and the company does not expect the "Year 2000" issue to affect its operations, networks, operating systems or the computers.

                                    PART II
                                    -------

Item 1.  Legal Proceedings
--------------------------


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


Item 2.  Changes in Securities
------------------------------

     There were no changes in the Security position of the Company during the current quarter.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

     NONE

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     NONE

Item 5.  Other Information
--------------------------

     NONE

Item 6.  Exhibits and Reports on From 8-K
-----------------------------------------

     NONE

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Bytes INC.



By  /s/Anton Stephens
    -----------------
       Anton Stephens
       President and Director
       (Principal Executive Officer)

Date   June 09, 1999



By  /s/Christine Stephens
    ---------------------
       Christine Stephens
       Secretary and Director

Date:  June 09, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By   /s/Anton Stephens
     -----------------
        Anton Stephens
        President and Director
        (Principal Executive Officer)

Date:   June 09, 1999



By   /s/Christine Stephens
     ---------------------
        Christine Stephens
        Secretary and Director

Date:   June 09, 1999