Form 10-Q
period 1999-07-31
ALPHA BYTES INC
filed 1999-09-14
CIK 831232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1994.
     For the Quarterly period ended July 31, 1999

[ ]  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from............to...........

Commission File Number: 33-20783-D

                               ALPHA BYTES, INC.
     -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Colorado                                 84-1064958
     -----------------------------------------------------------------
     (State or other jurisdiction of         (I.R.S. Employer
     Incorporation or organization)           Identification Number)

     521 BUFFALO AVENUE, NIAGARA FALLS, NEW YORK    14303
     -----------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

                                 905-475-3249
     -----------------------------------------------------------------
     (Registrant's telephone number, including area code)

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

                    [_] YES        [_] NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS
There were 7,820,502 shares of common stock outstanding having a par value of $.0002 per share as of July 31, 1999

                                     INDEX
                                     -----

Part I            Financial Information                                         Page Number
------            ---------------------                                         -----------
  Item 1          Consolidated Balance Sheet,                                             3
                  July 31, 1999 (unaudited)

                  Consolidated Statement of Earnings for Quarter Ended                    4
                  July 31, 1999 (unaudited)

                  Consolidated Statement of Stockholders Equity                           5

                  Consolidated Statement of Cash Flow for Quarter Ended                   6
                  July 31, 1999

                  Notes to Financial Statements                                       7 - 8

  Item II         Management Discussion and Analysis of Financial Conditions              9
                  And Results of Operations

Part II           Other Information                                                      10
-------           -----------------

                               ALPHA BYTES, INC.

                          CONSOLIDATED BALANCE SHEET

                              AS AT JULY 31, 1999
                          (Expressed in U.S. Dollars)

                                                                                 Jul. 31     Jul. 31
                                                                      Note        1999         1998
                                                                   ----------  -----------  ----------
ASSETS

Current:

Cash                                                                           $  214,466   $   98,913
Available-for-sale securities                                           2         903,152    1,032,686
Accounts receivable                                                               193,084      508,866
Income taxes recoverable                                                           65,522            -
Prepaid expenses and sundry assets                                                 33,770       24,914
                                                                               ----------   ----------

                                                                                1,409,994    1,665,379
Long term:

Capital assets                                                          3          83,704      101,301
                                                                               ----------   ----------

TOTAL ASSETS                                                                   $1,493,698   $1,766,680
                                                                               ==========   ==========

LIABILITIES

Current:

Accounts payable and accrued liabilities                                       $   26,208   $   47,936
Income taxes payable                                                                    -      117,384
Deferred income taxes payable                                                      66,180       54,590
                                                                               ----------   ----------

TOTAL LIABILITIES                                                                  92,388      219,910
                                                                               ----------   ----------

STOCKHOLDERS' EQUITY

Capital stock                                                           4         385,427      250,968
Less Treasury Stock at cost                                                      (109,195)    (123,160)
Share purchase warrants                                                            18,000       17,000
Retained earnings                                                               1,629,784    1,575,038
Unrealized holding gain (loss) on available-for-sale securities                  (337,174)           -
Foreign exchange adjustment                                                      (185,532)    (173,076)
                                                                               ----------   ----------

                                                                                1,401,310    1,546,770
                                                                               ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $1,493,698   $1,766,680
                                                                               ==========   ==========

                               ALPHA BYTES, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS

                          QUARTER ENDED JULY 31, 1999
                          (Expressed in U.S. Dollars)

                                                   Jul. 31      Jul. 31
                                                     1999         1998
                                                  ----------  ----------

REVENUE

Sales                                              $220,908    $502,974
Investment income                                      (817)    (24,283)
                                                   --------    --------
                                                    220,091     478,691
EXPENSES

Research and development                 6           86,368           -
Wages, management and consulting fees                54,800     161,336
Professional fees                                     9,542      32,080
General and administrative                           12,488      42,218
Travel and promotion                                 13,727      19,974
Amortization                                          7,323       4,887
                                                   --------    --------
                                                    184,248     260,495

EARNINGS BEFORE INCOME TAXES                         35,843     218,196

Provision for income taxes:                          17,492      79,411
                                                   --------    --------

NET EARNINGS (LOSS)                                $ 18,351    $138,785
                                                   ========    ========

EARNINGS PER SHARE                       7         $  0.002    $  0.019
                                                   ========    ========

                               ALPHA BYTES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------

                          QUARTER ENDED JULY 31, 1999

                          (Expressed in U.S. Dollars)

                                                           Capital Stock             Options                Treasury Stock
                                                        -------------------     ------------------      ---------------------
                                                        Number                  Number                  Number
                                                        Of Shares   Amount      of Shares   Amount      of Shares    Amount
                                                        ---------   -------     ---------   ------      ---------    --------

BALANCE AS AT JANUARY 31, 1999                          7,468,002   250,968      364,000    18,000       172,500     (126,776)
Net earnings for 3 months ended April 30, 1999               -         -            -         -             -            -
Foreign exchange adjustment for 1999                         -         -            -         -             -            -
Unrealized loss on available for sale securities             -         -            -         -             -            -
Gain on sale of treasury stock                                       69,763                              (10,600)       7,817
                                                        ---------   -------     --------    ------      --------     --------

BALANCE AS AT APRIL 30, 1999                            7,468,002   320,731      364,000    18,000       161,900     (118,959)

Net earnings for 3 months ended July 31, 1999                -         -            -         -             -            -
Foreign exchange adjustment                                  -         -            -         -             -            -
Shares issued as compensation for Services received          -         -            -         -           (4,195)       3,082
Unrealized loss on available for sale securities             -         -            -         -             -            -
Exercise of options                                       352,500    17,885      352,500   (17,885)         -            -
Gain on sale of treasury stock                                       64,696                               (9,000)       6,613
                                                        ---------   -------     --------    ------      --------     --------
BALANCE AS AT JULY 31, 1999                             7,820,502   403,312       11,500       115       148,705     (109,264)
                                                        =========   =======     ========    ======      ========     ========

                                                                         Unrealized
                                                                         Holding Loss
                                                                         on Available-   Foreign
                                                            Retained     -For-Sale       Exchange
                                                            Earnings     Securities     Adjustment     Total
                                                            ---------    ----------    -----------     ---------

BALANCE AS AT JANUARY 31, 1999                              1,648,779      (293,458)      (161,265)    1,336,248
Net earnings for 3 months ended April 30, 1999                (37,345)         -              -          (37,345)
Foreign exchange adjustment for 1999                             -             -           (20,823)      (20,823)
Unrealized loss on available for sale securities                 -          (29,247)          -          (29,247)
Gain on sale of treasury stock                                                                            69,763
                                                            ---------    ----------    -----------     ---------

BALANCE AS AT APRIL 30, 1999                                1,611,434      (322,705)      (182,088)    1,326,413

Net earnings for 3 months ended July 31, 1999                  18,350         -               -           18,350
Foreign exchange adjustment                                      -            -             (3,444)       (3,444)
Shares issued as compensation for Services received              -            -               -            3,082
Unrealized loss on available for sale securities                 -          (14,469)          -          (14,469)
Exercise of options                                              -             -              -             -
Gain on sale of treasury stock                                                                            71,309
                                                            ---------    ----------    -----------     ---------
BALANCE AS AT JULY 31, 1999                                 1,629,784      (337,174)      (185,532)    1,401,241
                                                            =========    ==========    ===========     =========

                               ALPHA BYTES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                          QUARTER ENDED JULY 31, 1999
                          (Expressed in U.S. Dollars)

                                                             Jul. 31          Jul. 31
                                                               1999             1998
                                                            ----------       ----------
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net earnings                                                $  18,350        $ 138,785
Amortization                                                    7,323            4,887
                                                            ---------        ---------
                                                               25,673          143,672
                                                            ---------        ---------

Changes in non-cash working capital items:
Accounts receivable                                           (67,826)        (169,964)
Prepaid expenses and sundry assets                            (12,354)          (3,449)
Accounts payable and accrued liabilities                      (23,655)         (11,523)
Income taxes recoverable                                      (48,378)         (10,019)
                                                            ---------        ---------
                                                             (126,540)         (51,283)
                                                            ---------        ---------

FINANCING ACTIVITIES

Unrealized holding loss on available for sale securities      (14,469)               -
Disposition (Purchase) of stock for treasury                   74,460                -
Foreign exchange adjustment                                    (3,444)         (50,631)
                                                            ---------        ---------
                                                               56,547          (50,631)
                                                            ---------        ---------
INVESTING ACTIVITIES

Net purchase of capital asset                                       -          (29,723)
Net purchase of available for sale securities                (130,454)         (51,504)
Marketable securities - restricted                                  -                -
                                                            ---------        ---------
                                                             (130,454)         (81,227)
                                                            ---------        ---------
INCREASE IN CASH AND AVAILABLE-FOR-SALE
   SECURITIES                                                (200,447)        (183,141)

Cash and available-for-sale securities at the beginning       414,913          282,054
                                                            ---------        ---------
Of the period

CASH AND AVAILABLE-FOR-SALE SECURITIES
   AT THE END OF THE PERIOD                                 $ 214,466        $  98,913
                                                            =========        =========

                               ALPHA BYTES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED JULY 31, 1999
                          (Expressed in U.S. dollars)

1.   ACCOUNTING POLICIES

(a)  Principles of consolidation
     All subsidiaries have been included in the consolidated financial statements. The consolidated wholly owned subsidiaries at July 31, 1999 were as follows:
     Alphabytes Computer Corporation (Canada) - ("Alphabytes Canada")
     Alpha Bytes Computer Corporation (USA) - ("Alpha Bytes US")

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

2.   CAPITAL ASSETS

                                                   Accumulated                    Balance
                                       Cost       Depreciation   31 Jul, 99     31 Jul, 98
     Furniture & equipment          $ 59,372        $ 39,213       $20,159       $ 25,285
     Vehicles                         38,315          35,357         2,958          4,226
     Computer hardware               112,117          53,502        58,615         70,079
     Computer software                20,549          18,577         1,972          1,711
                                    --------        --------       -------       --------
                                    $230,353        $146,649       $83,704       $101,301
                                    --------        --------       -------       --------

3.   CAPITAL STOCK
     The company is authorized to issue 30,000,000 common shares. The company has granted outstanding options to purchase shares as follows:

     3,500 employee share options with an exercise price of $0.01 per share expiring October 31, 2000
     3,500 employee share options with an exercise price of $0.01 per share expiring May 31, 2001
     4,500 employee share options with an exercise price of $0.01 per share expiring October 31, 2001

4.   EARNINGS (LOSS) PER SHARE
     Earnings per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption would be as follows:
     Quarter Ended July 31, 1999 - 7,820,502

5.   COMMENTS - Leases of premises
     The company is committed under existing leases to the following minimum annual rents:
     Year ending    January 31, 1998 - $ 38,000
                    January 31, 1999 - $ 38,000
                    January 31, 2000 - $ 39,000
                    January 31, 2001 - $ 40,000
                    January 31, 2002 - $ 41,000

                                    PART I
                                    ------

Item 2. Management's Discussion and Analysis of Financial condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis relate to factors, which have affected the financial condition and results of operations of the Company for its quarter ended July 31, 1999 and July 31, 1998.

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

Revenues were $220,091 for the quarter year ended Jul 31, 1999 generating a gross profit of $ 35,843 as compared to revenues of $478,691 for the quarter ended Jul 31 1998, which generated a gross profit of $218,196. The expected R&D credits were not calculated into this quarter.

Expenses were $184,248 for the quarter ended Jul 31,1999 as compared to $260,495 for the period ending on Jul 31, 1998.

Earnings were $ 18,351 for the quarter ended Jul 31,1999 as compared to $138,785 for the period ending Jul 31, 1998.

Overall, the major costs were R&D for the H-NET(R) project, which began in the 1st Qtr, wages and commissions, management fees, office and general, and rents for both periods. The company invested $86,368 in R&D in this quarter and through careful cost tracking, the company made a profit. The comparative revenue figures were lower in the 2nd Qtr due to product implementation and shipments held back until the Phase I H-NET(R) components are incorporated and the beta testing is complete. The earnings declined over the previous comparative quarter, primarily due to product holdbacks and the company investing its own cash for the development of H-NET(R).

The cash position of the company increased to $214,466 from $ 98,913 in the previous comparative quarter, providing a healthy cash reserve. Retained earnings also rose from $1,575,038 to $1,629,784 on Jul 31, 1999. Current assets as a whole changed from $1,665,379 to $1,409,994.

The overall decline in the Revenue and Earnings are directly attributed to the company's R&D($86,368) investment into H-NET(R) and its holdback on the release of the new versions of the systems till Phase I of H-NET(R) is incorporated into these products and the beta testing is complete. The company expects to be back on track towards the latter part of this year with Phase I, H-NET(R) services incorporated and the beta testing complete. It is expected that these products will be marketed aggressively through fiscal 2000, where the impact will be even greater. Expected R&D credits, which would increase the profitability, were not calculated into this quarter. The company further expanded its H-NET(R) operations by adding one more technical analyst in this quarter.

The company continued its development of the Internet based transaction processor, H-NET(R). The first " Live" installations went ahead on schedule during the latter part of June 1999. Prior testing carried out on the high power Compaq database servers, the digital link and the networks together with the high speed digital ISDN Centrex micro-link proved to be invaluable as the beta testing of H-NET has proceeded smoothly and without major surprises. Previous testing of the value added network, the Extra net, the certificate site, the file transfer sites, the secure fund transfer site, the random cryptology key generator and the virtual data mapping/translating sites has also helped in the beta testing.

The company initiated development of the H-NET portal for the Vision Care Industry. It is anticipated strategic partnerships established with Providers, Payors, Suppliers and Laboratories will substantially strengthen Alpha Bytes' relationships with key players and trading partners as well as broaden Alpha Bytes' offering and assist in aggregating a critical mass of users.

"Year 2000 Issue"
 ---------------

All of the companies new systems are year 2000 compatible and the company does not expect the "Year 2000" issue to affect its operations, networks, operating systems or the computers.

                                    PART II
                                    -------

Item 1. Legal Proceedings
-------------------------

AlphaBytes Computer Corporation (AB), the Canadian subsidiary of Alpha Bytes INC., is a party to litigation against Gunther Slaton, Sally Engle and Profitable Packaging Concepts (PPC) Inc. stemming from perpetrated agreements relating to the operations of Systems By Design Inc (SDI), a company in the packaging business. In April 1997, an arbitrator in NY issued an award in favor of Slaton, Engle and PPC, against AB, Anton Stephens, SDI and Peter Markus jointly and severally. This award totals approximately $405,000, including interest.

A motion to vacate the award of the arbitrator has been granted by the New York Supreme Court in part, with reference by the Court to the Arbitrator to consider whether a previously undisclosed judgment held by Slaton against Peter Markus, who was to have represented Alpha Bytes and Stephens at the original arbitration, prejudiced their defense in that proceeding. Mr. Markus, purporting to be a New York attorney, failed to submit any documents in the defense of the claim and failed to put forth any counterclaim on behalf of Alpha Bytes or Stephens even though there was strong evidence available of losses sustained in this transaction, which had been brokered by Markus.

In the event the order is not vacated, according to Canadian Law any order against a Canadian company will need to be re-heard in a Canadian Court prior to enforcement. In the opinion of Management, the ultimate disposition of these matters will have no material adverse effect on the company's financial position, results of operations or liquidity.

This matter is in a state of limbo in the court system.

Item 2. Changes in Securities
-----------------------------

     There were no changes in the Security position of the Company during the current quarter.

Item 3. Defaults Upon Senior Securities
---------------------------------------

     NONE

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     NONE

Item 5. Other Information
-------------------------

     NONE

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     NONE.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Bytes INC.


By
       Anton Stephens
       President and Director
       (Principal Executive Officer)

Date   September 10, 1999



By
       Christine Stephens
       Secretary and Director

Date:  September 10, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By
       Anton Stephens
       President and Director
       (Principal Executive Officer)

Date:  September 10, 1999



By
       Christine Stephens
       Secretary and Director

Date:  September 10, 1999