Form 10-Q
period 1999-10-31
ALPHA BYTES INC
filed 1999-12-14
CIK 831232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1994.
     For the Quarterly period ended Oct 31, 1999

[_]  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from............to...........

Commission File Number: 33-20783-D

                               ALPHA BYTES, INC.
     ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Colorado                                  84-1064958
     ----------------------------------------------------------------
     (State or other jurisdiction of         (I.R.S. Employer
     Incorporation or organization)        Identification Number)

     521 BUFFALO AVENUE, NIAGARA FALLS, NEW YORK         14303
     ----------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)

                                 905-475-3249
     ----------------------------------------------------------------
     (Registrant's telephone number, including area code)

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

                    [_] YES         [_] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

There were 7,823,002 shares of common stock outstanding having a par value of $.0002 per share as of October 31, 1999

                                     INDEX
                                     -----

Part I       Financial Information                                       Page Number
------       ---------------------                                       -----------
  Item 1     Consolidated Balance Sheet,                                           3
             October 31, 1999 (unaudited)

             Consolidated Statement of Earnings for Quarter Ended                  4
             October 31, 1999 (unaudited)

             Consolidated Statement of Stockholders Equity                         5

             Consolidated Statement of Cash Flow for Quarter Ended                 6
             October 31, 1999

             Notes to Financial Statements                                     7 - 8

  Item II    Management Discussion and Analysis of Financial Conditions            9
             And Results of Operations

Part II      Other Information                                                    10
-------      -----------------

                               ALPHA BYTES, INC.

                          CONSOLIDATED BALANCE SHEET

                            AS AT OCTOBER 31, 1999
                          (Expressed in U.S. Dollars)

                                                                                 Oct. 31      Oct. 31
                                                                      Note        1999         1998
                                                                      ----        ----         ----
ASSETS

Current:

Cash                                                                           $  435,119   $  237,078
Available-for-sale securities                                          2          619,570    1,010,802
Accounts receivable                                                               219,222      413,540
Income taxes recoverable                                                           82,257            -
Prepaid expenses and sundry assets                                                 33,127       29,180
                                                                               ----------   ----------

                                                                                1,389,295    1,690,600
Long term:

Capital assets                                                         3           80,319       96,203
                                                                               ----------   ----------

TOTAL ASSETS                                                                   $1,469,614   $1,786,803
                                                                               ==========   ==========

LIABILITIES

Current:

Accounts payable and accrued liabilities                                       $   29,509   $   50,624
Income taxes payable                                                                    -      118,586
Deferred income taxes payable                                                      66,180       54,590
                                                                               ----------   ----------

TOTAL LIABILITIES                                                                  95,689      223,800
                                                                               ----------   ----------

STOCKHOLDERS' EQUITY

Capital stock                                                          4          427,222      250,968
Less Treasury Stock at cost                                                      (134,639)    (123,160)
Share purchase warrants                                                                90       17,000
Retained earnings                                                               1,642,226    1,828,077
Unrealized holding gain (loss) on available-for-sale securities                  (379,256)    (208,445)
Foreign exchange adjustment                                                      (181,718)    (201,437)
                                                                               ----------   ----------

                                                                                1,373,925    1,563,003
                                                                               ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $1,469,614   $1,786,803
                                                                               ==========   ==========

                               ALPHA BYTES, INC.

                      CONSOLIDATED STATEMENT OF EARNINGS

                        QUARTER ENDED OCTOBER 31, 1999
                          (Expressed in U.S. Dollars)

                                                Oct. 31      Oct 31
                                                 1999         1998
                                                 ----         ----
REVENUE

Sales                                           $263,650     $ 425,624
Investment income                                  9,886       118,751
                                                --------     ---------
                                                 273,536       544,375
EXPENSES

Research and development                  6       71,047             -
Wages, management and consulting fees             47,178       166,688
Professional fees                                  9,304        27,888
General and administrative                         1,535        50,002
Travel and promotion                             115,478        14,505
Amortization                                       7,823        10,759
                                                --------     ---------
                                                 252,364       269,842

EARNINGS BEFORE INCOME TAXES                      21,172       274,533

Provision for income taxes:                        8,730        21,493
                                                --------     ---------

NET EARNINGS (LOSS)                             $ 12,442     $ 253,040
                                                ========     =========

EARNINGS PER SHARE                        7     $  0.002     $   0.032
                                                ========     =========

                               ALPHA BYTES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------

                        QUARTER ENDED OCTOBER 31, 1999
                          (Expressed in U.S. Dollars)

                                                               Capital Stock              Options             Treasury Stock
                                                            --------------------   ---------------------   ----------------------
                                                             Number                 Number                  Number
                                                            Of Shares    Amount    of Shares     Amount     of Shares     Amount
                                                            ---------   --------   ---------   ---------   ----------   ---------
BALANCE AS AT JANUARY 31, 1999                              7,468,002   250,968    364,000      18,000      172,500     (126,776)
Net earnings for 3 months ended April 30, 1999                      -         -          -           -            -            -
Foreign exchange adjustment for 1999                                -         -          -           -            -            -
Unrealized loss on available for sale securities                    -         -          -           -            -            -
Gain on sale of treasury stock                                           69,763                             (10,600)       7,817
                                                            ---------   -------    -------     -------    ---------     --------
BALANCE AS AT APRIL 30, 1999                                7,468,002   320,731    364,000      18,000      161,900     (118,959)
Net earnings for 3 months ended July 31, 1999                       -         -          -           -            -            -
Foreign exchange adjustment                                         -         -          -           -            -            -
Shares issued as compensation for
     Services received                                              -         -          -           -       (4,195)       3,082
Unrealized loss on available for sale securities                    -         -          -           -            -            -
Exercise of options                                           352,500    17,885    352,500     (17,885)           -            -
Gain on sale of treasury stock                                           64,696                              (9,000)       6,613
                                                            ---------   -------    -------     -------    ---------     --------
BALANCE AS AT JULY 31, 1999                                 7,820,502   403,312     11,500         115      148,705     (109,264)
Net earnings for 3 months ended October 31, 1999
Foreign exchange adjustment
Unrealized loss on available for sale securities
Purchase of treasury stock                                                                                    3,700      (27,665)
Exercise of option                                             25,000        25     (2,500)        (25)
Gain on sale of treasury stock                                           23,885                              (3,000)       2,220
                                                            ---------   -------    -------     -------    ---------     --------
BALANCE AS AT OCTOBER 31, 1999                              7,823,002   427,222      9,000          90      149,405     (134,639)
                                                            =========   =======    =======     =======    =========     ========
                                                                           Unrealized
                                                                           Holding Loss
                                                                           on Available-   Foreign
                                                                Retained    -For-Sale     Exchange
                                                                Earnings    Securities    Adjustment        Total
                                                               ----------  -----------  -----------     ----------
BALANCE AS AT JANUARY 31, 1999                                 1,648,779     (293,458)    (161,265)     1,336,248
Net earnings for 3 months ended April 30, 1999                   (37,345)           -            -        (37,345)
Foreign exchange adjustment for 1999                                   -            -      (20,823)       (20,823)
Unrealized loss on available for sale securities                       -      (29,247)           -        (29,247)
Gain on sale of treasury stock                                                                             69,763
                                                               ---------     --------     --------      ---------
BALANCE AS AT APRIL 30, 1999                                   1,611,434     (322,705)    (182,088)     1,326,413
Net earnings for 3 months ended July 31, 1999                     18,350            -            -         18,350
Foreign exchange adjustment                                            -            -       (3,444)        (3,444)
Shares issued as compensation for
     Services received                                                 -            -            -          3,082
Unrealized loss on available for sale securities                       -      (14,469)           -        (14,469)
Exercise of options                                                    -            -            -              -
Gain on sale of treasury stock                                                                             71,309
                                                               ---------     --------     --------      ---------
BALANCE AS AT JULY 31, 1999                                    1,629,784     (337,174)    (185,532)     1,401,241
Net earnings for 3 months ended October 31, 199                   12,442                                   12,442
Foreign exchange adjustment                                                                  3,814          3,814
Unrealized loss on available for sale securities
Purchase of treasury stock                                                    (42,082)                    (42,082)
Exercise of option                                                                                        (27,665)
Gain on sale of treasury stock                                                                             26,105
                                                               ---------     --------     --------      ---------
BALANCE AS AT OCTOBER 31, 1999                                 1,642,226     (379,256)    (181,718)     1,373,925
                                                               =========     ========     ========      =========

                               ALPHA BYTES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                        QUARTER ENDED OCTOBER 31, 1999
                          (Expressed in U.S. Dollars)

                                                             Oct. 31     Oct. 31
                                                               1999        1998
                                                               ----        ----
 CASH WAS PROVIDED BY (USED FOR):

 OPERATING ACTIVITIES
 Net earnings                                                 $ 12,442   $ 253,040
 Amortization                                                    7,823      10,759
                                                              --------   ---------
                                                                20,265     263,799
                                                              --------   ---------

 Changes in non-cash working capital items:
 Accounts receivable                                           (26,136)     95,326
 Prepaid expenses and sundry assets                                643           -
 Accounts payable and accrued liabilities                        3,301       2,688
 Income taxes payable (net of ITC)                                   -       1,202
 Income taxes recoverable                                      (16,735)    ( 4,266)
                                                              --------   ---------
                                                               (18,663)    358,749
                                                              --------   ---------

 FINANCING ACTIVITIES

 Unrealized holding loss on available for sale securities      (42,082)   (208,445)
 Gain on sale of treasury stock                                 23,885           -
 Disposition (Purchase) of stock for treasury                  (25,445)          -
 Foreign exchange adjustment                                     3,814     (28,361)
                                                              --------   ---------
                                                               (39,828)   (236,806)
                                                              --------   ---------
 INVESTING ACTIVITIES

 Net purchase of capital asset                                  (4,438)     (5,662)
 Net purchase of available for sale securities                 283,582      21,884
 Marketable securities - restricted                                  -           -
                                                              --------   ---------
                                                               279,144      16,222
                                                              --------   ---------
 INCREASE IN CASH AND AVAILABLE-FOR-SALE
    SECURITIES                                                 220,653     138,165

 Cash and available-for-sale securities at the beginning       214,466      98,913
                                                              --------   ---------
 Of the period

 CASH AND AVAILABLE-FOR-SALE SECURITIES
    AT THE END OF THE PERIOD                                  $435,119   $ 237,078
                                                              ========   =========

                               ALPHA BYTES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED OCTOBER 31, 1999
                          (Expressed in U.S. dollars)

1.   ACCOUNTING POLICIES

(a)  Principles of consolidation
     All subsidiaries have been included in the consolidated financial statements. The consolidated wholly owned subsidiaries at October 31, 1999 were as follows:
     Alphabytes Computer Corporation (Canada) - ("Alphabytes Canada")
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

2.   CAPITAL ASSETS

                                               Accumulated    Balance
                                      Cost     Depreciation   31 Oct, 99  31 Oct, 98
     Furniture & equipment          $ 58,209      $ 39,719     $18,490     $23,113
     Leasehold Improvements            1,163           640         523         756
     Vehicles                         38,315        35,618       2,697       3,853
     Computer hardware               116,554        59,074      57,480      65,205
     Computer software                20,549        19,420       1,129       3,276
                                    --------      --------     -------     -------
                                    $234,790      $154,471     $80,319     $96,203
                                    --------      --------     -------     -------

3.   CAPITAL STOCK
     The company is authorized to issue 30,000,000 common shares. The company has granted outstanding options to purchase shares as follows:

     2,250 employee share options with an exercise price of $0.01 per share expiring October 31, 2000
     2,250 employee share options with an exercise price of $0.01 per share expiring May 31, 2001
     4,500 employee share options with an exercise price of $0.01 per share expiring October 31, 2001


4.    EARNINGS (LOSS) PER SHARE

     Earnings per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption would be as follows:
     Quarter Ended October 31, 1999    -  7,823,002

5.   COMMENTS - Leases of premises
     The company is committed under existing leases to the following minimum annual rents:
     Year ending     January 31, 1999 - $ 38,000
                     January 31, 2000 - $ 39,000
                     January 31, 2001 - $ 40,000
                     January 31, 2002 - $ 41,000




                                    PART I
                                    ------


Item 2.  Management's Discussion and Analysis of Financial condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

The following discussion and analysis relate to factors, which have affected the financial condition and results of operations of the Company for its quarter ended October 31, 1999 and October 31, 1998.

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

Revenues were $263,650 for the quarter year ended Oct 31, 1999 generating a gross profit of $ 21,172 as compared to revenues of $425,624 for the quarter ended Oct 31 1998, which generated a gross profit of $274,533. The expected R&D credits, which would increase the profitability, were not calculated into this quarter

Expenses were $252,364 for the quarter ended Oct 31,1999 as compared to $269,842 for the period ending on Oct 31, 1998. Earnings were $ 12,442 for the quarter ended Oct 31,1999 as compared to $253,040 for the period ending Oct 31, 1998. Both revenues and earnings were higher in this quarter in comparison with the previous two quarters.

Overall, the major costs were R&D for the H-NET(R) project, which began in the 1st Qtr, wages and commissions, management fees, office and general, and rents for both periods. The company invested $71,047 in R&D in quarter and through careful cost tracking, the company made a profit. The comparative revenue figures were lower in the 3rd Qtr due to product implementation and shipments held back until the Phase I H-NET(R) components are incorporated and the beta testing is complete. The earnings declined over the previous comparative quarter, primarily due to the company investing its own cash for the development of H-NET(R) and some product holdbacks.

The cash position of the company increased to $435,119 from $237,078 the previous comparative quarter, providing a healthy cash reserve. Retained earnings were $1,642,226 compared to $1,828,077on Oct 31, 1998. Current assets as a whole changed from $1,690,600 to $1,389,295 mostly due to value changes in the available-for-sale securities.

The overall decline in the Revenue and Earnings are directly attributed to the company's R&D($71,047) investment into H-NET(R) and some holdback on the release of the new versions of the systems until Phase I of H-NET(R) is incorporated into these products and the beta testing is complete. The company expects to be back on track towards the latter part of this year with Phase I, H-NET(R) services incorporated and the beta testing complete. It is expected that these products will be marketed aggressively through fiscal 2000, where the impact will be even greater. Expected R&D credits, which would increase the profitability, were not calculated into this quarter. The company further expanded its H-NET(R) operations by adding more web development staff in this quarter.

The company continued its development of the Internet based transaction processor, H-NET(R). The first "Live" installations went ahead on schedule and the company carried out various tests on the high power Compaq database servers, the digital link and the networks together with the high speed digital ISDN Centrex micro-link proved to be invaluable as the beta testing of H-NET has proceeded smoothly and without major surprises. Previous testing of the value added network, the Extra net, the certificate site, the file transfer sites, the secure fund transfer site, the random cryptology key generator and the virtual data mapping/translating sites has also helped in the beta testing.

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

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         NONE

Item 5.  Other Information
--------------------------

         NONE

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

Alpha Bytes INC.



By
       Anton Stephens

       President and Director
       (Principal Executive Officer)

Date   October 10, 1999



By
       Christine Stephens
       Secretary and Director

Date:  October 10, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By
       Anton Stephens
       President and Director
       (Principal Executive Officer)

Date:  October 10, 1999



By
       Christine Stephens
       Secretary and Director

Date:    October 10, 1999