Form 10-K
period 2000-01-31
HNET COM INC
filed 2000-04-28
CIK 831232

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           __________________________

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                     For fiscal year ended January 31, 2000

                       Commission File Number 33-20783-D

                                H-NET.COM INC.
                       --------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                    84-1064958
    ------------------------                        ------------------
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization)                     Identification Number)


345 THIRD STREET, SUITE 645, NIAGARA FALLS, NEW YORK         14303
----------------------------------------------------        --------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: 905-475-3249 and 716-284-2465 Securities registered pursuant to Section 12 (b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days YES    XX
                                      -------

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $25,424,756 on or about JANUARY 31, 2000.

There were 7,823,002 shares of common stock outstanding having a NO par value per share as of JANUARY 31, 2000.

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

                                     PART I
                                     ------
--------------------------------------------------------------------------------

This report contains certain forward looking statements, which may involve known and unknown material risks, uncertainties and other factors not under H-NET 's control including without limitation its ability to operate as a going concern, the need for additional financing, the impact of competition, the management of growth, compliance with regulatory requirements, H-NET `s ability to implement its long term business plan for acquiring complementary businesses and H-NET `s ability to enter into agreements with marketing or distribution partners, which may cause actual results, performance and achievements of H-NET to be materially different form H-NET `s expectations.

--------------------------------------------------------------------------------

Item 1  General Development of Business.
------  --------------------------------

        H-NET.COM Inc. (H-NET Canada) organised under the laws of the Canadian Province of Ontario in September 1999, and Alphabytes Computer Corporation (AB Canada), organized under the laws of the Canadian Province of Ontario in 1983, is a software and Internet based applications development company to the health care industry in North America, the United Kingdom and European Community.

        H-NET.COM, Inc ( H-NET New York ) was organised under the law of New York in September 1999, and Alpha Bytes Computer Corporation (AB New York), organized under the law of the State of New York in 1988, is engaged in marketing and supporting software products developed by H-NET.COM (H-NET Canada) its Canadian affiliate.

        All companies are owned by H-NET.COM, Inc formally known as Alpha Bytes Inc. a publicly held Colorado Corporation. Alpha Bytes Inc. changed its name to H-NET.COM, Inc in December 1999.

        H-NET is building up to a position where it will instigate an acquisition strategy within the highly fragmented Internet Optical industry with a view to expand through acquisitions. With this strategy, as well as internal expansion H-NET intends to become the leading applications software developer with a multi-service Internet portal and Internet driven transaction processing services. H-NET `s B2B model is intended to help eye care providers retain their customers, create ordering efficiencies and assist in training of staff. In addition the electronic transaction processing services will assist in deriving quantifiable savings in the processing of managed care claims using the Internet as a conduit.

        H-NET.COM, Inc. currently has an installed base of over 6,500 sites (equivalent to more than 40,000 users) in the vision care industry, which it provides an integrated software product line and a newly developed multi-service Internet portal which provides transaction services and B2B e-commerce services. It has generated operating profits during fourteen of the last fifteen years.

        The United States optical product market is estimated at $16 billion in 1999. H-NET believes that current demographic trends, technological innovation, medical advances and relatively attractive profit margins are fuelling the optical industries growth. H-NET believes that as the U.S. population ages and grows in size, the demand for vision correction and eyewear products will increase. Neither corporation has ever been a party to any material reclassification, merger, consolidated, or purchase or sale of a significant amount of assets not in the ordinary course of business.

N.B. Any references in this document to H-NET.COM, Inc prior to the date of the above mentioned name change refer to the copany doing business under the previous name of Alpha Bytes Inc.

Background Information
----------------------

        H-NET.COM, Inc. began business in the Canadian City of Toronto, Ontario in 1983 with the objective of capitalizing on business opportunity provided by the evolving personal computer market in the area of easy to learn and operate applications software.

        H-NET.COM, Inc elected to specialise in the health care market because of management's perception that it afforded substantial sales volume and because the health care business was (and is) a stable, essential, growing and prospering industry. After two years of producing specialized software, H-NET.COM, Inc decided to further narrow its niche to the vision care industry.

        H-NET.COM, Inc has become a leading software applications vendor in the international vision care business supporting its clients with offices in Toronto, Ontario and Niagara Falls, New York. Management believes that H-NET.COM, Inc has more contracts among the top 100 North American vision care chains than any other vendor. A partial list of its clients includes: Pearle Vision (Texas); Cole Vision (Cleveland); Eye Care Centers of America (San Antonio); LensCrafters (Cincinnati); Standard Optical (Toronto); D.O.C. (Detroit); Bensons (Minneapolis); Family Vision and Wal Mart' Sams stores (Fayetteville, Arkansas); the Bay Group (Toronto); Optica Lee Borinquen (Puerto
Rico) and Scrivens Optical (Great Britain).

        Management believes that H-NET.COM, Inc was the first vendor to offer a full line of integrated software products for retail corporate chains and independents using the Internet for electronic communications, (the Alpha POS system); home office management (the Alpha H.O. system); independent optometrists (the Alpha PM system); small labs & superstores (the Alpha Lab system); and, large wholesale labs (the Alpha Lab system).

        H-NET.COM, Inc has an informal corporate development understanding with Merrill Lynch, Pierce, Fenner & Smith, including a commitment to participate in the funding of provider receivables. H-NET.COM, Inc has enjoyed a long standing successful working relationship with Unisys and IBM in the joint marketing and technical support of vision care chain clients in North America and the United Kingdom. In addition, Microsoft, Compaq, UUNET (a leading network company), Quantum Optical (a leading provider of Vision care continuing education) and Integrated ECOMM (a leading supplier of Telephony applications) are parties to strategic alliances (expected to commence in the first quarter of 2000) with H-NET.COM, Inc for marketing of the H-NET Healthcare Internet Based Network.

Business Development
--------------------

        In 1983, personal computer software technology was being introduced in vision care industry laboratories to assist the mathematics of lens grinding and job tracking. H-NET.COM, Inc introduced what management believes was the first commercially successful designed developments for personal computer based practice management systems for optometrists.

        During the period from 1984 to 1986, H-NET.COM, Inc created the software and trained the staff to operate 450 stores throughout Canada (using two languages) for Standard Optical, the retail division of Imperial Optical. Between 1985 and 1986, H-NET INC developed medical billing applications allowing health care providers to electronically process claims to government agencies such as OHIP (the Ontario Govt. Health Care Ministry) & other Canadian provinces.

        In 1986, IBM selected H-NET.COM, Inc as its vision care software vendor for joint marketing of software, hardware and support, with the target market being chains and independent health care providers in North America and the United Kingdom. During the 1986 through 1987 period, H-NET.COM, Inc won chain contracts with Detroit Optical, Sterling, Bensons and others.

        In 1989, Price Waterhouse, working for LensCrafters, chose H-NET.COM, Inc to automate the chain's more than 700 locations. H-NET.COM, Inc developed a point of sale system to work on IBM's RISC 6000 computer. Its Alpha Lab II software program was the first to provide a software platform for use with the IBM RISC 6000 in large wholesale laboratories.

        Because clients required and demanded technology connecting their retail, laboratory and home office administrative operations in a compatible electronic environment, in 1990 H-NET.COM, Inc developed and became the first vendor to offer an "off-the-shelf price" for full product lines. They included the Alpha POS (point of sale) program for retail operations; the Alpha PM program for practice management; the Alpha Lab I & II programs for Laboratories; and the Alpha H.O. program for home office management.

        In 1993, Family Vision Centers of Fayetteville (which operates the optical departments for Walmart and Sam Stores), retained H-NET.COM to train its staff in 172 locations on the Alpha POS program running on IBM personal computers with prescriptions electronically transferred to the laboratory facilities. Optica Lee Borinquen, a leading vision care chain in Puerto Rico (with 42 stores), retained H-NET.COM, Inc technology to set up and connect its retail, laboratory and home operations. H-NET.COM, Inc also began to automate one of the world's largest chains by providing software services to the Carribean operation of Pearle Vision Group. In addition to its vision care developments, in 1993, H-NET.COM, Inc developed a full point of sale and home office system for the hearing aid industry and won a contract with one of the largest chains in the U.S., HEARx, and H-NET.COM, Inc penetrated the British market by beginning automation of Specialeyes.

        In 1995, H-NET.COM, Inc began the initial investigations for the software necessary to offer transaction network processing services in real-time or batch mode to the United States vision care business, wherein no such services exist. H-NET.COM, Inc has initiated product development for a service to be called H-NET for order processing and claims processing between health care providers and their suppliers including the government agencies.

        In 1996, development began of the cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of Point of Sale Software
(POS2), Laboratory Management Software (LAB2), and its Home Office Software System (HO2) was released. Additionally, the company completed development of the Point of Sale Software for the Hearing Aid Retail Sales Industry (POSH).

        Late 1997, the Windows based Point Of Sale/Practice Management System
(POS2), Home Office System (HO2) and Lab Management System (LAB2) products were completed and active marketing began.

In 1998, the company concentrated in marketing the new "Windows" driven systems plus accumulating all required material for the design of the H-NET system. In the 4th Qtr the company hired several software specialists, and an Internet specialist to embark on creating H-NET and the company purchased several high power Compaq computers to house the networks. Additionally, the over all Internet based network, the digital link and the network communications of a cross platform were created in this quarter.

        In 1999, the company concentrated in development of an Internet portal for Vision care providers. With a view to positioning itself as the global provider of internet based services for the vision care industry, the company developed its central hub with multiple levels of services, products and Internet based transaction services. In addition, the company formed strategic alliances with Microsoft, Compaq, UUNET (a leading network company), Quantum Optical (a leading provider of Vision care continuing education) and Integrated ECOMM (a leading supplier of Telephony applications).

BUSINESS

Principal Products or Services and Their Market
-----------------------------------------------

        Management believes that there are intrinsically linked opportunities in North America, the United Kingdom and the EEC. They involve the possible increase of H-NET. 's share of applications software business among corporate chains; the possible establishment within the vision care industry of real-time transaction processing services; and the establishment of an interactive real-time processing and ordering system for the medical community, coupled with general third party claims processing. The software products connecting retail, laboratory and home office are available from H-NET.COM, Inc, and each can be customized to meet a customer's unique ways of doing business, while interfacing into H-NET `s real-time transaction network.

        "Alpha POS2" is a cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of its Point of Sale Software for the ophthalmic industry and is used in operating a retail location. It keeps track of patient data, Rx information and inventory; automatically prices prescriptions; manages all financial information; and keeps track of staff performance. It also includes special features for optometrists.

        "Alpha HO2" is a cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of its administrative package for home office use. It keeps track of and consolidates information from all stores, most notably the "day sheet" data on financials and inventory, providing management with a complete and accurate business picture on a daily basis. HO2 is a flexible package, capable of handling the administration of small and multi-national chains.

        "Alpha LAB2" is a cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of its Laboratory Management Software System and is designed to accept electronic orders coming in from the Alpha POS2 system. The software automatically makes the calculations required for grinding prescription lenses, keeps track of inventory, manages financials, and has a job tracking features as prescriptions are processed through the laboratory. Alpha LAB2 is designed for either small laboratories, superstore/wholesale laboratories.

        The Internet based "H-NET Transaction Network" is a software product that allows the user to process payment claims and order goods and services with access to electronic communications networks. H-NET has multiple services that will be actively market in 2000. These services include the acceptance of spectacle insurance and government claims; eligibility checking on a limited basis, healthcare provider claims; prescription ordering, lens ordering and frame ordering contact lens ordering from suppliers. In addition, the company can assist in the building of web-sites, provides continuing education and hosts a Virtual trade show for suppliers with the capability of displaying products in 3D.

        The next phase involves factoring services on receivables, expanding the ability to communicate to Insurance companies, expanding the capability to electronically verify eligibility, provide e-mail promotions and expand its electronic banking capabilities. In addition to software sales, many clients prefer a single source purchase wherein H-NET.COM, Inc supplies hardware requirements and all service support (e.g., training, telephone support and updates).

New Client Sources
------------------

        Using programs available through H-NET.COM, Inc, health care providers can easily check product availability or inquire as to the status of existing orders. Suppliers are able to transmit price list, product data, statements or other provider specific information, facilitating direct communication between the two parties. E-mail features available through H-NET.COM, Inc programs provide a direct advertising medium for suppliers permitting instant reaction to new trends, styles and promotions that are characteristic in the industry. As the user base grows H-NET will support electronic catalogues used either through access by modem or on discs or CD ROMS.

        Since the H-NET system can determine the value and validity of third party claims, a service is offered for immediate payment to the health care provider of valid claims, at a discount, electronically. The network and applications software is also designed to transmit insurance claims to Third Party payers, to permit providers to authorize credit/debit card transactions and supports financial services such as paying bills.

        The term "suppliers" (as used in this section) refers to retail and wholesale laboratories and lens/frame manufacturers. The OMA (Optical Manufacturers Association) has completed development of the general supplier interface. H-NET.COM, Inc, as part of the H-NET services, has already developed the PC interface allowing messaging over the UUNET networks.

        Currently, H-NET can communicate on a real time-basis through the Internet to Vision Services Plan, Medicaid, Medicare and various Blue Cross and Blue Shield plans and over 400 payors. H-NET plans to bring other payors on line as soon as practicable. Management knows of no entity other than H-NET.COM, Inc that is attempting to interface directly through the Internet with insurance companies for the direct transmission of vision care non-medical claims (e.g. claims involving frames, lenses, add-on's and accessories).

        Using the Virtual Lab service, users can electronically submit their lab orders to any lab that is registered with H-NET. These orders are verified upon submission. Users also have the ability to check the status of any submitted orders.

        The Continuing Education services houses many web enabled courses where users can obtain credits required to retain their licenses.

        Suppliers have the opportunity, through the virtual trade show to feature their product s in 3D. Through the e-commerce capabilities this section provides the suppliers have the ability to sell their products. All web based services accept credit cards and debit cards.

        The overall services also include the ability to design web sites, e-commerce sites and a variety of other web and communications related services. H-NET also has the ability of housing all web related applications on behalf of the customer and reporting on transactions on a periodic basis.

Competition And Demand for services
-----------------------------------

        The marketing of applications software is related to the benefits of real-time network transaction processing. In the opinion of management, H-NET.COM, Inc enjoys an advantage over R.L.I., Marchon, EYE-COM and B.R.C., its major competitors, as a result of its ability to offer prospective corporate chain clients a complimentary service not available from such sources. H-NET `s chain clients enjoy a significant financial advantage, since not only is their order processing info automatically integrated into their applications software but their product order service is paid for by "suppliers".

        Health care providers risk fraudulent third party claims unless they are willing to verify claims by telephone prior to dispensing products or services. Claims processing in a hard copy environment is costly and time consuming, requiring a number of steps including data entry, data transmission, processing time, reconciliation and depositing. As a rule of thumb, electronic processing reduces health care provider costs in the order of 75%. It is therefore in the health care provider's interest to pay for electronic transaction eligibility checking/processing.

        In the vision care industry, opticians, optometrists and ophthalmology assistants need to accredited on an annualized basis. H-NET now presents accredited courses on the web.

        Health care providers do not generally pay transaction fees for placement of product orders to frame, lens, medical goods or laboratory suppliers. Those service fees are paid by the suppliers, not only because it is good customer service, but also because receiving an order electronically is less costly (by about 60%). Electronic claims processing appears to be perceived as more productive than hard copy claims processing by governments at all levels, which are requiring such procedures as exclusive methods for payment. Some governments contribute to the costs of transactions processing. Management believes that such trend will become pervasive on an on-going basis as the Internet continues to increase the part it plays.

Strategic Alliances
-------------------

        H-NET services are made possible through the joint efforts of industry leaders in areas that make up the H-NET communications superhighway. Strategic alliance partners and their roles in H-NET are as follows: H-NET Computer Corporation, the H-NET co-ordinator, software development and support services; Microsoft for Operating Systems/Databases/Application software, Envoy and Claimsnet for Claims processing and UUNET is responsible for general H-NET communication services. Merrill Lynch, Pierce Fenner & Smith, responsible for financial services and receivables factoring. In addition, H-NET has partnered with Quantum Optical for continuing education content and Integrated ECOMM for providing an integrated telephony hook-up interfaces to the POS software system.

        Envoy and Claimsnet are large, independent real-time claims processors. With years of experience and links to many national insurance agencies, these real time clearinghouses annually processes in excess of 1 billion health claims and another 2 billion transactions per year for credit cards, financial, and other commercial services.

        UUNET, through its worldwide communications capability, handles all the communication needs of H-NET. Through UUNET, H-NET offers a "local network" that spans the globe and provides worldwide access.

        Quantum Optical has been serving the vision care community in providing lectures and course material for many years. Most of these courses are approved by the national accreditation authorities.

        Integrated ECOMM has been in the communication business for many years and are serving many industries in supplying integrated telephone connections to clients vi their practice management systems. Using the IBM technology, these solutions have been refined sufficiently to provide a service that replaces the human element in many mundane areas of running a practice.

        Merrill Lynch, Pierce Fenner & Smith, one of the major financial services organizations in the world, through its offices in Washington, offers H-NET clients a full range of factoring and financial services.

Anticipated Developments
------------------------

        In conjunction with Microsoft, Compaq, UUNET, Quantum Optical and Integrated ECOMM, H-NET.COM, Inc is presenting products introducing the "Internet Based Vision Care Superhighway", which management believes will be actively marketed fiscal in 2000. H-NET.COM, Inc re-designed and re-programmed its entire line of software, using what management believes to be the most technologically advanced features in the industry. The re-designed line was released in the last quarter of 1998.

        H-NET.COM, Inc plans to aggressively market its application products world-wide and to seek out other opportunities in the health care industry, with the goal of expanding its business into other market niches and expanding the limits of its present niche. In the immediate future, H-NET.COM, Inc plans to aggressively market third party processing packages and to market practice management systems.

        H-NET.COM, Inc will continue marketing its applications software, hardware services and Internet services in traditional fashion by availing itself of opportunities to demonstrate products and their effect on a client's return on investment. This is accomplished through personal interview obtained through introductory letters, telephone calls, referrals and trade shows. Sales will be under the supervision of H-NET.COM, Inc's current management, working with on-staff and commissioned sales staff. Presently, H-NET.COM, Inc plans to attend seven trade shows during this year.

        H-NET.COM, Inc's expertise in the vision care industry is expected by management to provide the credibility, experience and products, under the H-NET Internet based umbrella, to market a third party processing package and other non-vision care specific services through H-NET to general health care providers, including hospitals, clinics, homes for the aged, medical and dental practitioners. Marketing of H-NET to the general health care marketplace is expected to be through a brokerage system on straight commissioned salesmen.

        H-NET.COM, Inc is able to offer health care providers a package offering seven distinct money and time saving advantages, transaction prices and free software as well as financing of receivables. The typical existing transaction price for services starts at $0.50. Billing companies typically charge between 4% and 10% of a claims value for their services. The POS2 software is priced between $3,000 - $3500, the HO2 software is priced between $15,000 - $100,000 and the LAB2 software is priced between $5,000 - $25,000.

        H-NET.COM, Inc is able to offer the health care providers claims processing at a minimum baseline per transaction charge of less than $0.50, in concert with a more competitive percentage charge based on value levels of claims, each of which is tracked in the network administrative software. H-NET INC's strategy is to earn its revenue from transaction processing pre-billed to the health care provider. H-NET.COM, Inc will provide the software (H-NET only) at no cost other than minimum telephone support expenses and annual update fees of approximately $50 - $100. The software also offers extra features, such as a payment reconciliation module and patient recall service. Thus, H-NET's. technology delivers more competitive prices and greater savings.

        H-NET.COM, Inc also offers health care providers a program for financing their electronic claims receivables to assist in their cash flow management. Claims processing on a real time basis is possible to over 400 insurance companies, and standard transmission of claims is being expanded to include major carriers such as Blue Cross and Blue Shield. Medical claims can currently be transmitted to all major insurance carriers. Management anticipates that insurance carriers will be added throughout fiscal 2000 as the required interfaces are developed for vision care and non-medical claims.

Through H-NET `s offering of continuing education courses to Web-Design and a supplier based Virtual Trade show, H-NET is well positioned to emerge as the central hub with its one stop multi-level Internet portal. However, to accomplish its plans in completing development of marketing H-NET over the next fiscal year, management feels that H-NET.COM, Inc will require about $5,000,000 in debt or equity financing.

Factoring services
------------------

        Many health care providers are interested in selling their account receivables in order to alleviate the monthly cash flow requirements. This practice has grown because health care providers such as physicians, clinics, hospitals, etc., rely on compensation from third party sources, which result in administrative costs and slow payment. Vision care providers are expected to be slower to avail themselves of receivable financing opportunities because financing receivables involves a new concept. Management believes that H-NET's ability to assist in arranging for receivables financing provides it with a competitive edge over other electronic service providers in the health care business. In addition, it generates significant profits with minimum risks due to verified/guaranteed eligibility.

Distribution Methods of the Products or Services
------------------------------------------------

Market Analysis

        The vast majority of the United States population requires some form of vision correction at some point in their lifetimes. In 1999, the median age for eyewear buyers was 36 years. After age 65, an estimated 96 percent of the population requires vision correction, and the population will be aging at a considerable rate well into the next century.

        In 1999, over 89 million people in the United States bought eyewear, spending 13 billion dollars. Sales growth, even during the soft economy of previous years, was a typical five percent. The vision-care market is a mature market where structural changes require long periods of time. Steady incremental growth has been the characteristic of the industry, and this trend is expected to continue. Although dwarfed in size by the 800 billion-dollar healthcare market in the United States, the vision care sector is huge, estimated at 15 billion dollars yearly.

        Health care expenditures represent a large and growing percentage of the gross national product of most developed countries. Seeking to contain health care expenditures while maintaining and improving the quality of care, many government agencies and third party insurers are issuing regulations and revising their health care expenditure payment practices. As new reimbursement systems limit payments for various illnesses, hospitals and long-term care facilities must find ways to deliver services more efficiently by controlling costs and monitoring care practices and treatment outcomes. In order to do so, the facilities' managers must have access to accurate, up-to-date clinical and financial information and to decision support tools to assist in the analysis of this information.

        As a result of the foregoing, the demand for information management technology among health care facilities is growing. Health care facilities increasingly require information systems that (i) allows various departments within a facility to share information, (ii) improve operating efficiencies through greater automation, (iii) provides more complete information actual costs of providing services, enabling facilities to manage the pricing and delivery of those services more effectively, (iv) assures adherence to government regulations and third party payor billing and reimbursement procedures, (v) improves access to clinical information, supporting better decision-making by medical personnel and (vi) measures, traces and reports patient outcomes, allowing facilities to demonstrate cost-effectiveness and quality to payors and potential patients.

        As populations age the vision care niche is an ever-growing industry. As this long-term health care market segment grows, the Company believes that demand for information systems to service this market will also increase. The company believes that optician, optometrist and Ophthalmology practice owners recognize that effective and efficient information management can assist them to control and standardize their operations, as well as comply with government regulations.

        In the past, computer systems servicing health care facilities were primarily used for billing, general ledger and other financial/administrative functions. Many institutions relied on outside system vendors for their processing requirements; therefore, it was difficult to tailor systems to such facilities' specific needs. Other institutions purchased mainframe computers, which were expensive to install and maintain. As computer technology developed, various departments within health care institutions began to purchase stand-alone systems to support their respective functions. This created "islands of automation" within health care facilities. Currently, most health care facilities operate multiple stand-alone systems with minimal integration between these systems. As a result of this lack of integration, the same information is entered repeatedly, data is often inconsistent, information does not flow freely between departments and management cannot obtain up-to-date information of the facilities' activities. Attempting to build interfaces between these disparate systems is expensive, inefficient and, in some cases, impossible to achieve. Furthermore, information systems that are not designed to work together prevent users from realizing the full benefits of computerization.

        The Company believes that integrated computerization is increasingly being seen as a way to both reduce costs and facilitate the delivery of high quality patient care. By instituting computerized information systems, health care facilities can increase productivity, gain rapid access to accurate clinical data, track patient progress and comply with the increasing demands for information from government and private insurers.

Business Strategy

        The companies principal strategy is to design, develop, market and support integrated computer software management systems for the vision care sector of healthcare and to develop revenue-generating services to be offered through its Internet portal.

        Further Market penetration. The company will continue to develop and offer a wide range of software modules for patient care, patient management, financial and inventory control and to market such modules either as a complete solution or as part of the H-NET(R) portal. The company intends to seek to increase its share of the healthcare information systems market by utilizing the H-NET(R) model and by expanding its sales and marketing personnel in an effort to penetrate other healthcare markets in the U.S. The company is actively seeking strategic alliances and partners that are active in target markets. These alliances may include distribution, joint marketing or licensing arrangements. The company believes that multiple revenue streams generated by the software products and the portals services will provide the company with a consistent and stable revenue stream. Therefore, with a portion of the proceeds from the offering, the company plans to expand its maintenance, customer support and web based activities.

        Continuing Research and Development. The company will continue to work closely with its customer base to meet the evolving needs of health care providers. In an effort to increase its research and product development, the company intends to take advantage of a large number of the highly qualified locally based analysts, programmers and web designers available at the present time, to develop new modules, additional web services and enhance existing modules.

        Continuing Analysis of the market. Upon conducting further analysis of the vision care market, H-NET(R) deemed an Application Service Provider (ASP) solution, a software application and a Web Portal, offering a group of products and services, the best solution for filling the vision care industry's needs. Anchored by the H-NET(R) transaction-processing network, the services have been built and tested through client release sites.

        With the ability to process payments and electronically move funds, the basic building blocks for e-commerce and electronic health care are in place. The added ability to process electronic vision care claims means that H-NET(R) is poised to connect all the delivery systems in vision care through the supply chain. This means substantial recurring revenues from transaction flows.

        The study also focused on an on-line "dashboard" giving providers a large umbrella of products and services. The user interface is a Web browser or H-NET(R) software and it will access an ever growing number of services built over time from the main core of the now phase one roll out.

        By implementing an ASP solution, the H-NET(R) group will place itself in an advantageous position with regards to implementing technical innovations about to be released and realizing recurring revenue streams. The advent of hand held devices and the interface to the Internet fits well into the sales model of industry members. By including contact management and increased efficiencies between contacts, sales and lead tracking we have an opportunity to offer a world-class service.

        Provide Solutions to Other Markets. The company is seeking to capitalize on the acceptance, adaptability and similarity of the existing software and H-NET(R) portal services by increasing its marketing and product development efforts to develop solutions for other healthcare segments that are not saturated. Leverage Global Presence; The company believes that its international base of installations and its ability to provide customers with world wide technical support, training and consulting services constitute important factors in selling to international customers.

        Emphasize Superior Customer Support. The company seeks to differentiate itself from its competitors by offering superior customer training, technical support and consulting services. The company believes a high level of customer support is critical to customer satisfaction. The company believes that its approach to customer support has been and will continue to be a significant factor in the market acceptance of its products and services.

        Take Advantage of the Benefits of Doing Business in a "Paperless" Environment. Vision care providers today are seeking to operate their business in an electronic communications environment, restricting hard copy records to mandatory documentation such as a patient or shipping receipt and prescription. Doing business in a "paperless environment" delivers management unprecedented information access and finite control to profitably run the business. Integration also supports a very rapid total return on the investment, typically within 12 to 18 months. This type of environment creates many major daily financial savings and an improved patient.

        General Marketing Strategy. The H-NET(R) marketing strategy is to enhance, promote and support the fact that its products, connecting retail, lab and home office, deliver the most productive return on investment, and none of their competitors reportedly have achieved that level of performance. In addition, to the best of management's knowledge, no other vendor has entered into a strategic alliance with a major player, such as UUNET, to offer a single source service such as H-NET(R), or has as many software products that perform at either end of the network.

        This strategy will be directed at exploiting the synergism between the marketing of applications software, which is the core of the Company's present business, and the benefits of real time network transaction processing through H-NET(R). It is a major advantage over the Company's competitors to be able to market to a corporate chain client a "complimentary" service.

Competitive Advantages  for Growth and Profitability

[ ] Two to three year lead over competitors. No other company currently offer a single source comprehensive Internet based portal, vision care claims processing capabilities and product order processing service currently in the market.
[ ] Credibility, expertise and quality products under the H-NET(R) umbrella to market third-party processing package to vision care and other segments of healthcare industry.
[ ] Strategic partnerships with major players in communication, telecommunications and financial services.
[ ]  Retail arena poses high barriers to entry.
[ ]  Strong operating income margins and low debt-to-equity ratio.

Marketing Sales and Distribution

Marketing Plans and Distribution
--------------------------------

        H-NET.COM, Inc has targeted 100 of the top chains in North America, the United Kingdom and the European Community as qualified prospects for applications software, hardware and services. Management believes that the business potential for H-NET Transaction Network billable Internet transactions is a very large and untapped market as is evident from the following estimates.

                                                  Total Annual     Gross
Service Type                                      Transactions    Profit
------------------------------------------------  -------------  ---------
 1.  Spectacle Insurance and Government Claims       27,200,000    $ 0.25
 2.  Health Care Provider Claims                  9,000,000,000    $ 0.25
 3.  Third Party Eligibility Checking                27,200,000    $ 0.25
 4.  Prescription Orders to Laboratories             80,000,000    $ 0.25
 5.  Lens Orders to Supplier                         16,200,000    $ 0.25
 6.  Frame Ordering                                  54,700,000    $ 0.25
 7.  Contact Lens Ordering                           16,200,000    $ 0.25
 8.  Credit Card Authorization                       56,200,000    $0.005
 9.  Electronic Product Catalogues                   22,000,000    $0.005
10.  E-Mail Promotions                                8,000,000    $ 1.18
11.  Factoring Services on Receivables               27,200,000  (Note 10)
12.  Electronic Banking                              27,200,000    $0.005
--------------------------------------------------------------------------

Notes and Sources of Data:
1. 35% of spectacle sales are estimated to be third party. Source, survey of H-NET.COM, Inc chain clients.
     This estimate came from Towers Corp., the United States' largest health care insurance billing agency.
2. Every spectacle order goes to a laboratory and there were 80 million customers in 1997. Source: 20 and 20.
3. The typical laboratory places 125 orders to suppliers per month. 2,500 laboratories x 125 orders x 12 months (assuming the market to be 80% of all labs).
4. Chain bulk buying accounts for 33% of the 80 million customers and the result is divided by 10% since chains order a frame in lots of 10. (80,000,000 x 33% x 10%)
5. The total number of transactions are reduced by 60% of 10.6 million customers in 1997 since most patients are served from health care providers inventory. Source, survey of H-NET.COM, Inc's clients.
6. As in 1., every third party claim could be electronically checked for eligibility.
7. About 60% of the total 80 million customers in 1997 paid by credit card. This also includes balances not included in third party claims. Source:
     NDC.
8. The 600 suppliers issue a product catalogue once a year to the 75,000 professionals who work in an estimated 40,000 locations or (550 x 40,000). Estimates by H-NET.COM, Inc from data from OOA and AOA.
9.   The typical supplier runs 4 promotions per year. 550 x 40,000.
10. The potential is 1.8% of the total dollar volume of 4.63 $billion (35% of 13.22 $Billion total sales) or $800M.
11.  All third party customers are treated as potential banking transactions.
12 The cost of an average transaction is between $0.25 and 0.30 and the average selling price is $0.40. The average cost of a financial transaction is between $0.02 to $0.04 and the average selling price is between $0.03 and $0.05

     H-NET.COM, Inc intends to introduce the first 3 services immediately in Qtr 1 of 2000, followed by introduction of more value added services over a one year period as warranted by market responses and the number of health care providers using the service.

     H-NET(R)'s marketing strategy is to enhance, promote and support the fact that its products, connecting retail, lab and home office, delivers the most productive return on investment, and none of its competitors reportedly have achieved that level of performance. In addition, the Company has entered into a strategic alliance with major players such as Bell Network Solutions Inc, Roanoke Technology, Top 10.Com, Lifelearn Inc to offer a single source service such as H-NET(R), or has as many software products that perform at either end of the network.

     This strategy will be directed at exploiting the synergism between the marketing of applications software, which is the core of the Company's present business, and the benefits of real time network transaction processing through

     H-NET(R). It is a major advantage over its competitors to be able to market to a corporate chain client a "complimentary" service that they cannot offer.

     Applications Software

     H-NET(R) products can be used by Opticians, Optometrists, Ophthalmologists and assistants across the vision care industry. The POS2, HO2 and LAB2 systems are installed in many of the countries largest and prominent vision care chains such as Walmart's Sam stores, Lenscrafters, Cole Vision and Pearle Vision. There are many wholesale labs and independents also utilizing the software. The Company predominantly markets its software through its own sales force comprising of six marketing people by attending major conventions and by word of mouth. The company also utilizes Medinformatics and Millbrook by using their sales force to market the POS2/HO2/LAB2 software that is integrated into medical systems providing a seamless operation. A telephony system that is also integrated into the Company's POS2system is marketed by Integrated ECOM.

     It is important to note that H-NET(R)'s business in this sector has traditionally been focused upon the top one hundred corporate chains in North America and the United Kingdom as well as 2,500 laboratories. The Company will continue marketing these products and services in the traditional fashion of obtaining the opportunity to demonstrate the products and return on investment to prospective clients. This is accomplished by personal contact generated by letters, telephone, referrals and trade shows. The Company will attend five major trade shows in the United States this year. The Company commenced operations in Great Britain in 1999 through a license agreement with a British company that will be set up solely to market H-NET(R)'s products to the British (and later European) vision care industry.

     H-NET(R) Transaction Network (R)

     Long-term success is based upon the ability to establish the FIRST and largest user base among the providers. H-NET(R) is working closely with OMA Manufacturers Associations to create any de facto standards that may be necessary to implement order processing. The Company, together with representatives of the major lens, frame and contact lens manufacturers, has made significant strides towards the goal of finalizing the required formats. H-NET(R) is an integral part of the decision-making process due to its superior technology and large client base. These pioneering achievements will be highlighted throughout our promotional material as well as the trade journals and periodicals of the major lens, frame and contact lens industry.

     Since every provider eyewear sale needs a lab, labs are being marshalled as one of the sales forces to distribute H-NET(R) software to customers. In return the lab receives, free of charge, the order acceptance module of Alpha Lab2. The lab then pays a transaction fee for each prescription sent in by the provider.
A similar co-operative program is being offered to the frame and lens suppliers.

     While the Company is actively pursuing its own user base to bring them "on line", the prominent Web site developed by the company which is linked to over 24 search engines is one of the tools used for the marketing of the transaction network and its portal. The company has executed alliance agreements with several prominent players in the vision care arena who assist in the marketing process. This will serve to motivate suppliers to join the network or be superseded by their competitors. It is anticipated that H-NET(R) marketing activity will enhance the marketing of other H-NET(R) products and increase sales.

H-NET(R) Marketing Strategy

[ ] Update existing client base and encourage them to use electronic communications.
[ ]  Encourage other software suppliers to join in and provide incentives.
[ ] Provide "free" H-NET(R) software that encompasses electronic communications.
[ ]  Perform seminars strategically around the country to promote H-NET(R).
[ ]  Use a company funded marketing force to promote and market H-NET(R).
[ ]  Use independent representatives.
[ ]  Attend conventions under H-NET(R) banner.
[ ]  Use chains to market to their company owned or affiliated providers.
[ ] Leverage the POS2 system price and trade transactions for up-front software fee.

Key Personnel

     Mr. Stephens, President of H-NET(R), whose background includes management and development of the nation-wide MIS system used by Morguard Investments and development of the CBS Records financial computer systems. Mr. Stephens has also been involved with the co-ordination and development of the first computer software system for complete control of a large auto-dealership. Mr. Stephens has over 20 years experience in computers.

     Mr. Coty, H-NET(R)'s Vice President of Operations, has over 16 years of experience in communications, network management and various other development projects.

     Mr. Winter, H-NET(R)'s Systems Manager has over 12 years experience with H-NET(R). and is an expert in the management of computer systems and development projects. Mr. Winter also provides marketing support.

     Mr. Pecora, the H-NET(R) Web marketing Manager has extensive experience in the marketing of communications and related hardware and software.

     Mr. Walker, H-NET(R)'s National Sales & Marketing Manager, is a licensed optician and has managed his own retail locations.

     In total H-NET(R) employs 22 people, consisting of Executive Management, systems and Marketing Personnel, Web programmers, sales personnel and administrative staff.

Proprietary and Intellectual Rights

     H-NET(R) uses the service mark " H-NET(R)" registered with the United States Patent Office (Number 85884) on October 18, 1994. The service mark has a term of six years and is renewable for an additional five-year period.

     Other than for the trademark of "H-NET(R)", the Company relies primarily on a combination of copyright law and trade secret law to protect its proprietary technology. The Company has internal policies and systems to ensure limited access to and the confidential treatment of its trade secrets. The Company distributes its products with software license agreements, which grants customers licenses to use the Companies products (rather than ownership) and contain various provisions to protect the Companies ownership and the confidentiality of the underlying technology. The Company uses software encryption and "Software Dongels" keyed to the software serial numbers to protect unauthorized use or duplication of its software. Additionally, the Company also requires its employees and other parties with access to its confidential information to execute confidentiality agreements prohibiting the unauthorized use or disclosure of the Companies technology.

     Despite these precautions, it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology. In addition, effective copyright and trade secret protection may not be available in every foreign country in which the Company's products are sold.

     Certain laws may not be enforceable in certain jurisdictions. The Company believes that, due to the rapid pace of technological innovation for desktop and web based applications, the Company's ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of its development staff rather than upon the legal protections afforded
its existing technology.   The Company is not engaged in any material disputes
with other parties with respect to ownership or copyright infringement with respect to the Company's current technology.

Competition

     H-NET(R) was the first company to offer corporate chains compatible products connecting retail, lab and home office. It is this combination that delivers the most productive return on investment and none of the Company's competitors reportedly have achieved this level of performance. To the best of management's knowledge, competition for this market is limited to in-house systems and two other companies: Compulink Business System, Inc., Westlake CA, who cater to the optometric side of the business and thus do not provide direct competition, and RLI, Peoria IL, who operate with a small base of chain clients.

     Competition for laboratory business has become a replacement business to modernize old systems. There are no competitors offering single-source comprehensive vision-care claims and product order processing service. The concept is well understood and discussed in the trade journals, but no enterprise has yet been able to assemble the software and resources necessary to accomplish the task. Competitors in the third-party medical processing industry offer similar services, but at higher prices and without the ability to transmit vision care information, product data or orders to suppliers. H-NET(R) believes it has a preparatory advantage over suppliers of systems in other healthcare sectors.

Status of any Publicly Announced New Products or Services
---------------------------------------------------------

H-NET Healthcare Network
------------------------

     Anticipating that regulatory authorities would move towards requiring health care providers to submit health care claims electronically in order to save money and control costs, during the past two years H-NET.COM, Inc developed software product technology allowing health care providers and related customers to communicate electronically with suppliers, to process private insurance and government third party claims and to order goods and services over a real-time network. The program is called H-NET Healthcare Network and it will allow a health care provider to select any one of the following transaction services from a single menu; eligibility checks for third party claims; payment processing for insurance and government claims; order processing frames, lens accessories, contact lenses; prescription laboratory orders; electronic product catalogues; e-mail service (promotions from suppliers); factoring services for verified receivables; financial services and electronic banking; and, debit card transactions.

     H-NET.COM, Inc is unaware of any competitor offering similar programming for the vision care business and anticipates that success will depend on its ability to establish the first and largest user base among health care providers. Since every health care provider spectacle sale needs a laboratory, laboratories will be targeted as a sales force to distribute H-NET software in by the health care provider. A similar co-operative program will be offered to frame/Lens and contact lens suppliers. A direct mail, trade journal advertising, trade show promotion program will also target health care providers.

     H-NET.COM, Inc's marketing plans for H-NET have been enhanced by the active marketing support available from its alliance partners who have recently agreed to actively get involved in marketing H-NET to their customers and to use it as an enticement to increase the growth of their own businesses. H-NET.COM, Inc will also directly approach its own user base and bring as many as possible on line in the first year. The currently available user base is expected to cause suppliers to either join the network or be left behind by their competitors.

     H-NET will be sold and serviced by a group of strategically located agents who will buy transaction services from H-NET.COM, Inc, typically $0.50 per transaction. Working with a spread of $0.25, they re-sell the service to the health care provider at a price up to the competitive level of $0.75 as well as a percentage rate keyed to set claim dollar-value levels. The key candidates as Agents are the many local billing services. Multiple sales and service executives will be assigned the tasks of locating, training and supporting the network of agents. Sales development materials will principally rely upon direct mailings, trade shows, advertising in professional trade publications and seminars.


Second Generation Point Of Sale, Home Office, and Laboratory Management Software
--------------------------------------------------------------------------------

     H-NET.COM, Inc has completed development of, and is actively marketing, its cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible versions of its previous line of products for the ophthalmic industry. The main objective in the development, incorporating a state of the art Graphical User Interface, was to enhance the usability of the software and to develop an industry standard database that would allow users more complete access to the wealth of information that is accumulated in the databases.

     In addition, as more users of the existing H-NET.COM software were expressing an interest in taking a more active role in the development of unique features for the software, it was necessary to develop software packages that could be enhanced directly by users with the desire and ability to do so.

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

     In response to these market pressures, H-NET.COM, Inc developed POS2, HO2 and LAB2, each of which has generated a tremendous amount of market enthusiasm. The products were introduced to the market, commencing in 1998, and the impact in fiscal 1999 was significant. Management anticipates that, as this product is better known throughout the ophthalmic community, its impact on income in fiscal 2000 will be even greater than in fiscal 1999.

Competitive Business Conditions and Competitive Position in the Industry and
----------------------------------------------------------------------------
Methods of Competition
----------------------

     H-NET.COM, Inc's business has traditionally been targeted to the top 100 corporate chains in North America and the United Kingdom and to approximately 2,500 laboratories. Competition comes from two sources, in-house systems operated by large accounts and other providers of services to retail chains. In-house systems appear to be dwindling as a result of the maintenance costs, lack of efficiency (personal and resources must be maintained on a full time basis, whether or not used), and an inability to keep pace both technically and in
product development.   As a result of such decline, Price Waterhouse recommended
that LensCrafters replace its in house system with a specialized third party solution by H-NET.COM, Inc, now encompassing over 800 sites.

     Material competition for corporate chain business is, to the best of management's knowledge, limited to H-NET.COM, Inc and two other companies. It is most significantly impacted by product efficacy, the availability of a full product line capable of connecting operations, price and terms information, on-
going support and updates capabilities and prior operating history.   H-NET.COM,
Inc's major competitor is R.L.I., a company based in Peoria, Illinois, with a limited base of chain clients.

     Competition for laboratory business centres on the ability to modernize old systems. There are four major competitors, B.R.C., DVI, Marchon and CC Systems, which have a combined customer base of approximately 500 clients. H-NET.COM, Inc. is not aware of any material competitors offering single source comprehensive vision care claims and product order processing service. The concept is well understood and discussed in a futuristic sense in trade journals but no other enterprise has, to management's knowledge, yet been able to assemble the software technology and resources necessary to successfully compete with H-NET.COM, Inc.

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

     H-NET.COM, Inc's competitors in the third party medical processing industry offer similar services but at higher prices and generally do not have the ability to transmit electronic orders to suppliers.

     Management believes that H-NET.COM, Inc has certain competitive advantages that will permit it to retain a leadership position in its industry niche. The retail arena poses difficult start-up challenges because profitability is tied to success in retail sales, an area in which H-NET.COM, Inc has a two to three year lead over competitors. H-NET.COM, Inc was the first vendor to offer corporate chains compatible products connecting retail establishments, laboratory and home offices. Management believes that this combination delivers the most productive return on investment and no competitors have reported a comparable level of performance.

     Management is not aware of any other vendor in its niche market that has entered into strategic alliances with major companies offering single source services comparable to H-NET.COM, Inc's H-NET, that have as many software products performing at either end of the network, that have as many retail chain and independent market customers; or that operates in North America, the United Kingdom, the European Community, Latin American and the Caribbean.

     Management believes that H-NET.COM, Inc's leadership in the introduction of software systems and products has made its customers reliant thereon, with little material likelihood that they will change product and service sources unless a competitor provided dramatic price and performance superiority. Such opinion is based on the observations that the average health care provider deals with between 15 to 25 suppliers and would not normally change to multiple supplier proprietary directories. In management's opinion, H-NET.COM, Inc's customers require a single directory system like H-NET for all services and, to the best of management's knowledge, no other such services are reasonably available.

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

Dependence on One or Few Major Customers
----------------------------------------

     No customer, except Scrivens of the U.K. accounts for more than 5% of its continuing business.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or
-----------------------------------------------------------------------------
Labor Contracts, Including Duration
-----------------------------------

     None.

Service Mark and Copyrights
---------------------------

     H-NET.COM, Inc (subsidiaries of the Company) use the service mark "H-NET" registered with the United States Patent Office (Number 185884) on October 18, 1994. The service mark has a term of six years and is renewable for an additional five-year period. All of H-NET.COM, Inc's software is believed subject to common law but unregistered copyrights.

Licenses
--------

     H-NET.COM, Inc grants its customers licenses to use its software program on a non-transferable but permanent basis. Licenses granted by H-NET.COM, Inc provide for a limited 90 day warranty period, after which H-NET.COM, Inc has no further liability, unless the license has entered into a separate maintenance agreement. There are no outstanding claims under any license or maintenance agreements, or, to the best of H-NET.COM, Inc's management's knowledge, any likely claims. Copies of H-NET.COM, Inc's material license and maintenance agreements are included as exhibits to the report on Form 8-K filed on January 6, 1995.

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

Effect of existing or Probable Governmental Regulations on the Business
-----------------------------------------------------------------------

     The Company is unaware of any probable regulation of its business, other than as will apply in general.

Estimate of the Amount Spent During Each of the Last Two Fiscal Years on
------------------------------------------------------------------------
Research and Development Activities and, if Applicable, the Extent to Which the
-------------------------------------------------------------------------------
Cost of Such Activities are Borne Directly by Customers
-------------------------------------------------------

     H-NET.COM, Inc has revamped its product line and made inroads into the British vision care software applications industry. Management believes that the keys to H-NET.COM, Inc's success are a focused effort in our niche market; a superior product line that is constantly upgraded; hands on sales and support by H-NET.COM, Inc's top executives, so they are never far from the marketplace; a positive return on investment by its clients; and financial stability to develop new products and strategies to meet market challenges.

     During the past two years, management believes that H-NET.COM, Inc has spent approximately $850,000 on research and development activities, none of which has been borne directly by its customers, although all of it will be amortized as a portion of the goods and services sold as a result of developments derived from such research. In Fiscal 2000 alone the company spent over $330,000 in R&D for the H-NET project.

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

Equipment
---------

     The capital assets of the Company, as valued for accounting purposes, have a depreciated book value of $73,914. Furniture consists of two sets of boardroom furniture, two sets of waiting room furniture, six sets of executive office furniture, desks, filing cabinets, bookcases and occasional furniture for the staff.

     The key equipment consists of an multiple Compaq servers, IBM RISC 6000 computer; 30 Pentium computers, 1 486/DX4/166 computers, 8 dot matrix printers, 2 color ink-jet printers, and 7 laser printers; three photocopiers, three fax machines; communications equipment and modems; tape storage equipment; Novell 4.0, LANTASTIC, Windows NT, CITRIX networks; and both a 24 station phone system (Toronto), and a 6 station phone system (NF).

Investment Policies
-------------------

     The Company has no investment policies with respect to investments.

Item 2  Properties
------  ----------

     The Company shares office space with H-Net.COM (New York), its wholly owned New York subsidiary. Its address is 345 Third Street, Suite 645; Niagara Falls, New York 14303. Its phone number is (716) 284-2465 and its fax number is (716) 284-2478. The Company's other subsidiary, H-NET.COM (Canada) is headquartered at 205-7050 Woodbine Avenue, Markham, Ontario L3R 4G8. Its phone number is
(905) 475-3249 and its fax number is (905) 475-8629.

     The Niagara Falls facility is a suite within a large 6 story office
building complex comprising of approximately 2,000 square feet.   The annual
rental, on a triple net basis, is approximately $7,500. The lease expires on December 01, 2001. The building is leased. The Ontario facility has been leased from V & A Properties Limited since October of 1982 under five year leases. The annual base rental was $23,500 for the year ending in January 31 2001 and the rent is expected to be the same for fiscal 2001. The premises comprise of 5000 sq. feet. Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities may be required, after August 31, 2000.

Item 3  Legal Proceedings
------  -----------------

AlphaBytes Computer Corporation (AB), the Canadian subsidiary of H-NET.COM, Inc, is a party to a litigation against Guther Slaton, Sally Engle and Profitable Packaging Concepts (PPC) Inc. stemming from perpetrated agreements relating to the operations of Systems By Design Inc (SDI), a company in the packaging business. In April 1997, an arbitrator in NY issued an award in favor of Slaton, Engle and PPC, against AB, Anton Stephens, SDI and Peter Markus jointly and severally. This award totals approximately $405,000, including interest.

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

This case is in a state of limbo within the New York court system.

Item 4  Submission of Matters to a Vote of Security Holders.
------  ----------------------------------------------------

        NONE.
                                    PART II
                                    -------

Item 5  Market for the Registrant's Common Equity and Related Stockholder
------  -----------------------------------------------------------------
     Matters
     -------

Price Range of Common stock and Dividends
-----------------------------------------

     The Common Stock of the Company commenced trading in the May 1994. The following table sets forth for the periods indicated the range of high and low representative bid quotations for the Company's Common Stock which were obtained from market makers.

                                    Ask     Bid
                                   ------  -----
              Quarter Ended         High    Low
            -----------------      ------  -----
              April 30, 1999       $ 5.87  $5.06
              July 31, 1999        $10.00  $9.50
              October 31, 1999     $ 6.12  $6.00
              January 31,2000      $ 3.25  $3.00

     The number of record holders of Common Stock of the Company as of January 31, 2000, were 162. Additional holders of the Company's Common Stock hold such stock in street name with various brokerage firms. The Company has reason to believe that such additional shareholders total approximately 92.

Item 6  Selected Financial Data
------  -----------------------

     The following table summarizes selected historical financial information of H-NET.COM, Inc. as of January 31,1998, and 1999, and for the fiscal years ended January 31, 1998, 1999, and 2000.

Condensed Balance Sheet Information:
------------------------------------

                                               Years Ended January 31,
                                                 2000          1999
                                              ----------    ----------
Current Assets                                $1,153,375    $1,486,573
Capital Assets                                    73,914        95,538
Total Assets                                   1,310,289     1,582,111
Total Liabilities                                114,675       302,299
Stockholders' Equity                           1,310,289     1,334,248
-----------------------                       ----------    ----------

Condensed Statement of Operations Information:
------------------------------------------------
                                            2000          1999          1998
                                         ----------    ----------   ----------
Revenue                                  $  853,904    $1,644,821   $1,779,133
Expenses                                  1,119,231     1,014,208*     973,414
Gross Profit                               (265,327)      630,613      805,719
Net Gain (Loss)                            (206,288)      300,886      500,768
Net Earnings (Loss) Per Share                (0.027)        0.040        0.067
-----------------------------            ----------    ----------   ----------
*   Includes H-NET R&D expense of $300,000

Item 7  Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its years ended January 31, 1998 and January 31, 1999.

H-NET.COM, Inc (Canada) and H-Net.Com, Inc (New York),  together called H-
NET)work in conjunction with each other in producing, marketing, installing and supporting the software produced by these companies. H-NET.COm, Inc. has no active income save for the activities of the H-NET Group. Therefore, the financial information regarding the parent company and its two subsidiaries are presented on a consolidated basis.

Revenues were $ 853,904 for the fiscal year ended Jan 31, 2000 generating a gross loss of $265,327 as compared to revenues of $1,644,821 for the fiscal year ended Jan 31, 2000 which generated a gross profit of $630,613.

Expenses were $1,119,231 for the fiscal year ended Jan 31,2000 as compared to $1,1014,208 for the period ending on Jan 31, 2000. Earnings were $ (206,288) for the fiscal year ended Jan 31,2000 as compared to $300,886 for the period ending Jan 31, 1999.

Overall, the major costs were R&D for the H-NET project, which began in the 1st Qtr, wages and commissions, management fees, office and general, and rents for both periods. Despite investing over $330,000 in R&D and through careful cost tracking, the company only made a small loss. The Revenue figures were lower in the all the quarters due to product implementation held back until the Phase I H-NET components are incorporated. The company to-date has invested its own cash for the development of H-NET.

The cash position of the company decreased to $926,926 from $1,242,908 in the previous fiscal year, providing a healthy cash reserve. Retained earnings decreased from $1,648,779 to $1,442,491 on Jan 31, 2000 reflecting a very successful year for the company. Current assets as a whole changed from $1,486,573 to $1,310,289.

The overall declines in the Revenue and Earnings are directly attributed to the company's R&D ($330,298) investment into H-NET and its holdback on the release of the new versions of the systems till Phase I of H-NET is incorporated into these products. The other integrated components of the Internet portal too had to be completed prior to the release of the software.

In order to achieve state-of-the-art communications and power, the company started building its infrastructure by hiring four software specialists and and four Internet specialists. In addition, the company also purchased several high power, scalable Compaq computers to house the networks. A high speed digital ISDN Centrex micro-link was also installed as a carrier and the overall network infrastructure and platform, as well as the digital link, was activated.

In addition, a value added network with multiple web sites, an Intra net, an Extra net, a certificate site, multiple file transfer sites, a secure fund transfer site, a random cryptology key generator and a virtual data mapping/translating sites were created.

In the central hub, a powerful engine driven by two data base servers, a gateway between processor engine and H-NET's software and various trading partners was also created.

The company expects to be back on track from the 1st Qtr of the year 2000, the H-NET components incorporated and the portal in operation. It is expected that these products will be marketed aggressively through fiscal 2000, where the impact will be even greater. It is also expected that this will produce significant financial improvement with positive results on both the top and bottom line from growing revenue streams from the transaction network and the Internet portal services.

As expected, the "Year 2000" issues did not cause any problems to the company's operating software or to the end-users of the software.

Material Events
---------------

Acquisition of H-NET.COM, Inc
-----------------------------

We adopt all previous disclosures from prior filings.

Liquidity
---------

  Management believes that H-NET, Inc. ("the Company") has the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set. However, to fully maximize the potential presented by the key events presented below, management believes that approximately $5,000,000 will need to be raised. The funds will be primarily used to complete development of the later phases of H-NET, increase the marketing effort and for the production of marketing material, as well seeking entry to NASDAQ small caps. Marketing effort would be increased by hiring a sales staff of six salesmen, and increasing the number of national/regional trade shows and conferences attended. It is anticipated that the funds will be raised through private placement of funds.

Current Plans
-------------

  The key events that are anticipated by management to occur over the next year are the aggressive marketing of the H-NET Internet based, transaction driven system in conjunction with the cross-platform, Windows (Windows is a trademark of Microsoft, INC.) compatible version of its Point of Sale Software (POS2), Laboratory Software (LAB2), and Home Office Software (HO2). The aggressive marketing of H-NET portal with Web site and e-commerce site design capabilities, Virtual Trade Show, Continuing education courses, Virtual Lab, and with on-line real-time third party claims processing capabilities.

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

  The company will continue to identify and develop many other web based services, locate suitable partners and form strategic relationships with as many key players as necessary to assist in the marketing process.

Item 8  Financial Statements and Supplementary Data
------  -------------------------------------------

     Included from Pages 22 onwards.

Item 9  Changes in and Disagreements With Accountants on Accounting and
------  ---------------------------------------------------------------
Financial Disclosure.
---------------------

     The Company has not had any reported or material disagreement with its accountants on any matter of accounting principals, practices or financial statement disclosure.

  PART III
  --------

Item 10    Directors and Executive Officers of the Registrant.
-------    ---------------------------------------------------

  The following sets forth the names and ages of all the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.

                             First Elected
Name                  Age  or Appointed/Term         Position
--------------------  ---  -----------------  ----------------------
Anton Stephens         48        *              Chairman and CEO

Christine Stephens     45        **             Secretary and Director

Dr . Ying              38    Aug 99/12M         Director

Mr. Lewis              32    Aug 99/12M         Director
--------------------------------------------------------------------

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

Biographies of Directors, Officers and Director Nominees
--------------------------------------------------------

Anton Stephens
--------------

  Mr. Stephens, age 48, has been President of H-Net.COM, Inc, a corporation organized under the laws of the Canadian Province of Ontario, since 1983, and has been the President of H-Net.Com, Inc, a New York Corporation, since its organization in 1988. development and marketing, specializing in the dental, medical and vision care industries. The consolidated Alphabytes companies have been accepted as business partners by IBM, Unisys and NCR, and are believed by management to be the world's largest supplier of POS related applications to the vision care industry. Both companies develop, market, service and enhance software for the health care industry, with a high degree of specialization and expertise in the vision care industry. Mr. Stephens is responsible for the overall management of both entities, and along with the management team, all key decisions with respect to strategic planning, product development, marketing, and finances. Mr. Stephens is responsible for the overall strategic planning and Mrs. Stephens is responsible for the day to day operations. Mr. Stephens graduated from Brunel University (United Kingdom) in 1974 with a Bachelor of Science degree in computer sciences. Prior to 1984, Mr. Stephens was employed as a systems analyst at the Kent County Council (United Kingdom) and at Molins Manufacturing; he served as a computer industry consultant in Canada, where his clients included the Ontario Provincial Government (part of the design and implementation team which developed the Ontario health care system), General Motors (developed leasing and sales systems) and CBS (development of royalty payment system). He thereafter served as the director of data processing for Morgard Property Investments (Canada's second largest property management company).

Christine Stephens
------------------

  Mrs. Stephens has, during the past 6 years, consecutively and without interruption, performed internal accounting for H-NET.COM, Inc (New York) and h-NET.COM, Inc (New York), and served as a director and secretary of Alphabytes Management INC. From 1980 to 1984 Mrs. Stephens was a customer service representative at the Bank of Montreal in Toronto, Canada, prior to which, from 1971 to 1978 she was an assistant accountant at Barclays Bank (Stock Exchange Branch) in London, England. Mrs. Stephens' educational background consists of both an "O" and "A" level G.C.E. obtained at Bognor Regis Grammar School in Sussex, England (1971). Mrs. Stephens has also successfully passed the British Banking Exams in Economics, English, Business and accounting.

Mr Ying and Mr. Lewis
---------------------

  Both Mr. Ying and Mr. Lewis are business people.

Item 11    Executive Compensation.
-------    -----------------------

General
-------

                                                 SUMMARY, COMPENSATION TABLE
                                                 ---------------------------

                       Annual Compensation              Awards                           Payouts
                       -------------------              -------                          -------
                                                      Stock             Rest-   Aw-
Name                                                 sation             ricted ards  SUOP   SARS   LTIP    Ot
Position                      Year          Salary     ($)      Bonus    ($)   ($)   ($)    (#)    ($)   ($)
---------------------  -------------------  -------  -------  --------  -----  ----  ----  -----  -----  ------
Anton Stephens*               1999            ***       **       ***      ***   ***   ***    ***    ***    ***
Christine Stephens+           1999            ***       **       ***      ***   ***   ***    ***    ***    ***
Doug Winter (1)               1999           $68,000    ***      (4)      (4)   ***   ***    ***    ***    ***
Alex Nobre(2)                 1999           $55,000    ***      (4)      (4)   ***   ***    ***    ***    ***
Ray Coty(3)                   1999           $75,000    ***      (4)      (4)   ***   ***    ***    ***    ***
---------------------------------------------------------------------------------------------------------------

LEGEND: SOUP is Securities Underlying Options/Payouts; Other is all other Compensation
Notes:
*    Chief Executive Officer, President and Chairman of the Board of Directors.
+    Secretary and Director
** H-NET paid an annual management fee of $230,000 to Alphabytes Management, INC., a corporation organized under the laws of the Canadian Province of Ontario and wholly owned by the Stephens Family.
     Mr. Stephens is provided with use of a vehicle on which the H-NET.COM, Inc spent $4,000.
***  None.
(1)  Mr. Winter is a Systems Manager
(2)  Mr. Nobre is a Project Manager
(3)  Mr. Coty is the Vice President of Operations
(4) Expected to be among the persons to whom a 500,000 share from a reserved block will be awarded, when the Board of Directors develops criteria for awards.
________________________________________________________________________________
Long-Term Incentive Plan ("LTIP)
--------------------------------

     Neither the Company nor any subsidiary thereof has any long-term incentive plans. However, the Company's Board of Directors has authorized the reservation of 500,000 shares of its common stock for use in compensating professional advisors, consultants and employees of the H-NET.COM, Inc To date, 275,000 such shares have been reserved and options thereto issued to employees. The options are valid from May 1, 1996 to October 31, 2001 at a price of $.01 per share.

Compensation of Directors
-------------------------

Standard Arrangements
---------------------

     All members of the Company's board of directors are paid a per diem fee of $300 for attendance at meetings of the board of directors and committees thereof. In addition, if required, they are reimbursed for travel expenses and lodging is arranged for them, at the Company's expense. At such time as adequate funds are available, all director (and officers) of the Company will be covered by liability insurance. Outside directors (those who are not officers or employees of the Company) will generally be issued 2500 shares of the Company's common stock as an inducement to become directors; however, the stock is subject to total forfeiture in the event that the director does not serve in such role for a least 365 days. Directors are reimbursed for all out of pocket expenses incurred in the performance of their roles, subject to provision of receipts in form and substance adequate to satisfy Internal Revenue Service audit requirements (e.g., long distance telephone, postage, etc.).

Other Arrangements
------------------

     Neither the Company nor any of its subsidiaries have any other arrangements to compensate its directors, other than the management agreement pursuant to which the H-NET.COM, Inc paid an annual management fee during the 1999 fiscal year of $230,000 (Total compensation taken by Mr. And Mrs Stephens for full time employment), to Alphabytes Management INC., a corporation organized under the laws of the Canadian Province of Ontario. Alphabytes Management, INC., one of the Company's principal stockholders, is wholly owned by the Stephens family.

Item 12    Security Ownership of Certain Beneficial Owners and Management.
-------    --------------------------------------------------------------

Parents of the Company
----------------------

     The following table discloses all persons who are parent of the Company (as such term is defined in Securities and Exchange Commission Regulation C), showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.

                                                                         Percentage  Other
                                                                         of Voting   Basis
                                                    Basis for            Securities  For
Name                                                Control              Owned       Control
--------------------------------------------------  ---------------      ----------  -------
Pinewood Resources                                  Stock Ownership 72% *            None
* Majority owned by Anton and Christine Stephens

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

     As of the date of this Current Report, the following persons (including any "group" are, based on information available to the Company, beneficial owners of more than five percent of the Company's common stock (its only class of voting securities):


Name and                                     Amount and
Title            Address of                  Nature of                 Percent
of               Beneficial                  Beneficial                of
Class            Owner                       Owner                     Class
---------        --------------------        ------------------        ---------
Common           Pinewood Resources          Record &                   72%
Stock            c/o Merill Lynch            Beneficial
                 2 Raffles Link,             5,850,000 shares
                 Marina Bayfront
                 Singapore 039392

The major stockholders of Pinewood Resources are Anton Stephens and Christine Stephens.

Security Ownership of  Management
---------------------------------

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


             Name and                            Amount and
Title        Address of                          Nature of            Percent
of           Beneficial                          Beneficial           of
Class        Owner                               Owner                Class
-----------  ----------------------------------  -------------------  ---------
Common       Anton & Christine Stephens          Beneficial            72%
Stock        c/o H-NET.COM                       5,850,000 Shares
             205-7050  Woodbine Avenue
             Markham, Ontario, Canada L3R 4G8

Owned of record by Pinewood Resources.

Item 13    Certain Relationships and Related Transactions.
-------    -----------------------------------------------

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

                                        Relationship        Nature of Interest    Amount of
Name                                     to Company           in the Company      Interest     Year
---------------------------------  -----------------------  ------------------  -------------  ----
Anton Stephens                     Officer, Director            +                $ 4,000       1998
                                   & Principal Stockholder      +                $ 4,000       1999
---------------------------------------------------------------------------------------------------
+   Mr. Stephens is provided with use of a vehicle for which H-NET.COM pays.

                                    PART IV
                                    -------

Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
---------  -----------------------------------------------------------------
          (a)    The following documents are filed as a part of this Report:
          (1)    Financial Statement.  The following Financial Statements are
                 --------------------
                 filed as part of this Report:

                                                            Page
                                                           ------

     Report of Independent Public Accountants                F-1
     Balance Sheets, July 31, 2000 and January 31, 1999      F-2
     Statements of Operations, Year Ended January 31,
     1998                                                    F-3
     Year Ended January 31, 1999 and
     Year Ended January 31, 2000.
     Statement of Stockholders' equity                       F-4
     Statement of Cash Flows, Year Ended January 31,
      1998                                                   F-5
     Year Ended January 31, 1999 and Year Ended
     January 31, 2000.
     Notes to Financial Statements                           F-6
     (2)   Exhibits.   The following exhibits are filed as part of this Report:
           ---------

Exhibit No.         Item
-----------         ----

     2.0       + Current Report on Form 8-K
     2.1       ++ First Amendment to Report on Form 8-K
     2.2       +++ Second Amendment to Report on Form 8-K
     3.1       *Articles of Incorporation of Registrant dated
               May 16, 1986
     4.0       + Resolution of the Shareholders of H-NET.COM, INC.
     3.2       **Bylaws of Registrant.
     4.1       *Warrant Agreement
     4.2       *Underwriter's Warrant

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

                                 H-NET.COM INC.


                       CONSOLIDATED FINANCIAL STATEMENTS


                          YEAR ENDED JANUARY 31, 2000
                          (Expressed in U.S. Dollars)

                                 H-NET.COM INC.

                                JANUARY 31, 2000

                                     INDEX



     PAGE   Description

      1     AUDITORS' REPORT


      2     CONSOLIDATED BALANCE SHEET


      3     CONSOLIDATED STATEMENT OF LOSS


      4     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


      5     CONSOLIDATED STATEMENT OF CASH FLOW


      6-11  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                AUDITORS' REPORT


To the Board of Directors and Stockholders of H-Net.Com Inc.:


We have audited the accompanying consolidated balance sheet of H-Net.Com Inc. as at January 31, 2000 and January 31, 1999 and the consolidated statements of loss, stockholders' equity and cash flow for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at January 31, 2000 and January 31, 1999 and the results of its operations and its cash flow for the years then ended in conformity with United States generally accepted accounting principles.



Shimmerman Penn Burns Becker, LLP

Chartered Accountants

Toronto, Canada

March 7, 2000

                                 H-NET.COM INC.

                           CONSOLIDATED BALANCE SHEET

                             AS AT JANUARY 31, 2000
                          (Expressed in U.S. Dollars)

                                                               Note         2000         1999
                                                            ---------   ----------   ----------

ASSETS

Current:
Cash                                                                    $  270,193   $  283,722
Available-for-sale securities                                   3          656,733      959,186
Accounts receivable                                                         58,783      217,084
Income taxes recoverable                                                   146,042            -
Prepaid expenses and sundry assets                                          21,624       26,581
                                                                        ----------   ----------

                                                                         1,153,375    1,486,573
                                                                        ----------   ----------
Long term:
Deferred stock issuance costs                                   4           83,000            -
Capital assets                                                  5           73,914       95,538
                                                                        ----------   ----------

                                                                           156,914       95,538
                                                                        ----------   ----------

TOTAL ASSETS                                                            $1,310,289   $1,582,111
                                                                        ==========   ==========

LIABILITIES

Current:
Accounts payable and accrued liabilities                                $   52,413   $   45,118
Income taxes payable                                                             -      134,565
Deferred income taxes payable                                               62,262       66,180
                                                                        ----------   ----------

TOTAL LIABILITIES                                                          114,675      245,863
                                                                        ----------   ----------

STOCKHOLDERS' EQUITY

Capital stock                                                   6          427,082      250,968
Employee share options                                                       1,090       18,000
Retained earnings                                                        1,442,491    1,648,779
Unrealized holding loss on available-for-sale securities                  (323,982)    (293,458)
Foreign exchange adjustment                                               (158,542)    (161,265)
                                                                         ---------   ----------

                                                                         1,388,139    1,463,024

Less treasury stock at cost                                     7         (192,525)    (126,776)
                                                                        ----------   ----------

                                                                         1,195,614    1,336,248
                                                                        ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $1,310,289   $1,582,111
                                                                        ==========   ==========
On Behalf of the Board:

_____________________________________Director         _________________________________Director

                                                      See accompanying notes

                                 H-NET.COM INC.

                         CONSOLIDATED STATEMENT OF LOSS

                          YEAR ENDED JANUARY 31, 2000
                          (Expressed in U.S. Dollars)


                                      Note      2000         1999         1998
                                     ------  ----------   ----------   ----------

REVENUE

Sales                                        $  834,845   $1,602,107   $1,761,402
Investment income                                19,059       42,714       17,731
                                             ----------   ----------   ----------

                                                853,904    1,644,821    1,779,133
                                             ----------   ----------   ----------

EXPENSES

Research and development                8       330,298      364,363      237,342
Wages, management and consulting fees           249,359      216,898      181,760
General and administrative                      228,153      154,670      155,842
Travel and promotion                            206,782      141,440      144,013
Professional fees                                48,200      104,199      230,900
Amortization                                     30,529       28,851       21,205
Interest and bank charges                        25,910        3,787        2,352
                                             ----------   ----------   ----------
                                              1,119,231    1,014,208      973,414
                                             ----------   ----------   ----------
EARNINGS (LOSS) BEFORE INCOME TAXES            (265,327)     630,613      805,719
                                             ----------   ----------   ----------

Provision for (recovery of) income taxes:

Current                                         (55,121)     318,137      293,121
Deferred                                         (3,918)      11,590       11,830
                                             ----------   ----------   ----------
                                                (59,039)     329,727      304,951
                                             ----------   ----------   ----------
NET EARNINGS (LOSS)                          $ (206,288)  $  300,886   $  500,768
                                             ==========   ==========   ==========
EARNINGS (LOSS) PER SHARE               9    $   (0.027)  $    0.040   $    0.067
                                             ==========   ==========   ==========

                            See accompanying notes

                                H-NET.COM INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         YEARS ENDED JANUARY 31, 2000, 1999 AND 1998 (In U.S. Dollars)

                                                                                     Unrealized  Holding
                                                                                                 Loss On
                                         Capital Stock         Options               Treasury Stock
                                         -------------------   -------------------   --------------------
                                         Number                Number                 Number
                                         of Shares    Amount   of Shares   Amount     of Shares   Amount
                                        ----------  --------  ---------  ---------   ---------  --------
BALANCE AS AT JANUARY 31,
 1997                                    7,413,002  $245,468   164,000   $ 16,000         -   $       -
Net earnings for 1998                            -         -         -          -         -           -
Foreign exchange
 adjustment for 1998                             -         -         -          -         -           -
Unrealized holding gain on
 restricted marketable
 securities                                      -         -         -          -         -           -
Employee share options
 issued as compensation for
   services received - net                       -         -   100,000      1,000         -           -
Shares issued as
 compensation for services
 received                                   55,000     5,500         -          -         -           -
Purchase of stock on open
 market                                          -         -         -          -   145,000    (112,332)
Dividend Paid                                    -         -         -          -         -           -
                                        ----------  --------  --------   --------   -------   ---------
BALANCE AS AT JANUARY 31,
 1998                                    7,468,002   250,968   264,000     17,000   145,000    (112,332)
Net earnings for 1999                            -         -         -          -         -           -
Foreign exchange
 adjustment for 1999                             -         -         -          -         -           -
Unrealized holding gain on
 restricted marketable
 securities                                      -         -         -          -         -           -
Employee share options
 issued as compensation for
   services received - net                       -         -   100,000      1,000         -           -
Purchase of stock on open
 market                                          -         -         -          -    27,500     (14,444)
                                        ----------  --------  --------   --------   -------   ---------
BALANCE AS AT JANUARY 31,
 1999                                    7,468,002   250,968   264,000     18,000   172,500    (126,776)
Net earnings for 2000                            -         -         -          -         -           -
Foreign exchange
 adjustment for 2000                             -         -         -          -         -           -
Unrealized loss on
 available for sale
 securities                                      -         -         -          -         -           -
Employee share options
 issued as compensation for
   services received - net                       -         -   100,000      1,000         -           -
Exercise of employee share
 options                                   355,000    17,910  (355,000)   (17,910)        -           -
Sale of stock on open
 market                                          -   158,204         -          -   (32,195)     22,764
Purchase of stock on open
 market                                          -         -         -          -    16,900     (88,513)
                                        ----------  --------  --------   --------   -------   ---------
BALANCE AS AT JANUARY 31,
 2000                                    7,823,002  $427,082   109,000   $  1,090   157,205   $(192,525)
                                        ==========  ========  ========   ========   =======   =========





                                             Unrealized   Available-     Foreign
                                 Retained    Gain on      For-Sale       Exchange
                                 Earnings    Investment   Securities     Adjustments      Total
                             ------------    -----------  -----------  ------------  ------------
BALANCE AS AT JANUARY 31,
 1997                         $  872,125     $ 343,267    $       -     $ (64,418)   $1,412,442
Net earnings for 1998            500,768             -            -             -       500,768
Foreign exchange
 adjustment for 1998                   -             -            -       (63,389)      (63,389)
Unrealized holding gain on
 restricted marketable
 securities                            -      (343,267)           -             -      (343,267)
Employee share options
 issued as compensation for
   services received - net             -             -            -             -         1,000
Shares issued as
 compensation for services
 received                              -             -            -             -         5,500
Purchase of stock on open
 market                                -             -            -             -      (112,332)
Dividend Paid                    (25,000)            -            -             -       (25,000)
                              ----------    ----------   ----------     ---------    ----------
BALANCE AS AT JANUARY 31,
 1998                          1,347,893             -            -      (127,807)    1,375,248
Net earnings for 1999            300,886             -            -             -       300,886
Foreign exchange
 adjustment for 1999                   -             -            -       (33,458)      (33,458)
Unrealized holding gain on
 restricted marketable
 securities                            -             -     (293,458)            -      (293,458)
Employee share options
 issued as compensation for
   services received - net             -             -            -             -         1,000
Purchase of stock on open
 market                                -             -            -             -        14,444
                              ----------    ----------   ----------     ---------    ----------
BALANCE AS AT JANUARY 31,
 1999                          1,648,779             -     (293,458)     (161,265)    1,336,248
Net earnings for 2000           (206,288)            -            -             -      (206,288)
Foreign exchange
 adjustment for 2000                   -             -            -         2,723         2,723
Unrealized loss on
 available for sale
 securities                            -             -      (30,524)            -       (30,524)
Employee share options
 issued as compensation for
   services received - net             -             -            -             -         1,000
Exercise of employee share
 options                               -             -            -             -             -
Sale of stock on open
 market                                -             -            -             -       180,968
Purchase of stock on open
 market                                -             -            -             -       (88,513)
                              ----------    ----------   ----------     ---------    ----------
BALANCE AS AT JANUARY 31,
 2000                         $1,442,491    $       -    $(323,982)    $(158,542)   $1,195,614
                              ==========    ==========   ==========    =========    ==========

See accompanying ntoes

                                 H-NET.COM INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                          YEAR ENDED JANUARY 31, 2000
                          (Expressed in U.S. Dollars)


                                                                 2000         1999        1998
                                                              ----------   ----------   ---------
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net earnings (loss)                                           $ (206,288)  $  300,886   $ 500,768
Items not affecting cash:
Amortization                                                      30,529       28,851      21,205
Deferred income taxes                                             (3,918)      11,590      11,830
                                                              ----------   ----------   ---------
                                                                (179,677)     341,327     533,803
                                                              ----------   ----------   ---------
Changes in non-cash working capital items relating
   to operations:
Accounts receivable                                              158,301      449,150    (587,162)
Income taxes recoverable                                        (146,042)           -           -
Prepaid expenses and sundry assets                                 4,957       (7,964)      4,153
Accounts payable and accrued liabilities                           7,295      (47,306)    (91,262)
Income taxes payable                                            (134,565)     (20,720)    186,969
Unearned revenue                                                       -            -     (24,707)
                                                              ----------   ----------   ---------
                                                                (110,054)     373,160    (512,009)
                                                              ----------   ----------   ---------

                                                                (289,731)     714,487      21,794
                                                              ----------   ----------   ---------
FINANCING ACTIVITIES
Issue of shares                                                        -            -       5,500
Issue of employee share options                                    1,000        1,000       1,000
Purchase of stock for treasury                                   (88,513)     (14,444)   (112,332)
Sale of treasury stock                                           180,968            -           -
Foreign exchange adjustment                                        2,723      (33,458)    (63,389)
Deferred stock issuance costs                                    (83,000)           -           -
Dividend paid                                                          -            -     (25,000)
                                                              ----------   ----------   ---------
                                                                  13,178      (46,902)   (194,221)
                                                              ----------   ----------   ---------
INVESTING ACTIVITIES
Long term accounts receivable and work in process                      -            -     352,334
Unrealized holding loss on available-for-sale securities         (30,524)    (293,458)          -
Purchase of capital assets                                        (8,905)     (52,410)    (29,884)
Marketable securities - restricted                                     -            -     161,026
                                                              ----------   ----------   ---------
                                                                 (39,429)    (345,868)    483,476
                                                              ----------   ----------   ---------
INCREASE (DECREASE) IN CASH AND
   AVAILABLE-FOR-SALE SECURITIES                                (315,982)     321,717     311,049

Cash and available-for-sale securities at the beginning of
   the year                                                    1,242,908      921,191     610,142
                                                              ----------   ----------   ---------

CASH AND AVAILABLE-FOR-SALE SECURITIES
   AT THE END OF THE YEAR                                     $  926,926   $1,242,908   $ 921,191
                                                              ==========   ==========   =========

ADDITIONAL INFORMATION

Interest paid                                                 $   25,910   $    3,787   $   2,352
                                                              ==========   ==========   =========
Income taxes paid                                             $  153,248   $  235,071   $   1,135
                                                              ==========   ==========   =========

                            See accompanying notes

1.  CHANGE OF NAME
    The corporation changed its name from Alpha Bytes, INC. to H-Net.Com Inc. by Articles of Amendment dated November 1, 1999.

2.  ACCOUNTING POLICIES
    (a) Principles of consolidation
        All subsidiaries have been included in the consolidated financial statements. The consolidated wholly-owned subsidiaries at January 31, 2000, were as follows:


        H-Net.Com Inc. (Canada)                         ("H-Net Canada")
        H-Net.Com Inc. (New York)                       ("H-Net New York")
        Alphabytes Computer Corporation (Canada)        ("Alphabytes Canada")
        Alpha Bytes Computer Corporation (U.S.A.)       ("Alpha Bytes U.S.")

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

3. AVAILABLE-FOR-SALE SECURITIES

                                     2000        1999
                                 --------  ----------

Cost                             $980,715  $1,252,644
Less unrealized holding loss      323,982     293,458
                                 --------  ----------

                                 $656,733  $  959,186
                                 ========  ==========

4. DEFERRED STOCK ISSUANCE COSTS

   The company has arranged for a private placement of $6,000,000 of common shares pursuant to an offering document which expires May 31, 2000. The company has incurred a total of $83,000 in costs related to the offering which have been deferred and will be deducted from the proceeds of the stock issue.


5. CAPITAL ASSETS
                               Accumulated     Balance
                                  Cos       Amortization   2000      1999
                               -----------  ------------  -------   -------
   Furniture and equipment     $ 59,372      $ 41,505    $17,867   $22,450
   Vehicles                      38,315        35,879      2,436     3,480
   Computer hardware            117,290        64,424     52,866    66,520
   Computer software             21,467        20,722        745     3,088
                               --------      --------    -------   -------
                               $236,444      $162,530    $73,914   $95,538
                               ========      ========    =======   =======

6. CAPITAL STOCK
   The company is authorized to issue 30,000,000 common shares.

   The company issued 55,000 shares during 1999 as compensation for services rendered to the company. In the year ended January 31, 2000, 355,000 common shares were issued as a result of exercise of stock options by the company's employees.

   The company has granted outstanding options to purchase shares as follows:
   9,000 employee share options with an exercise price of $0.01 per share expiring October 31, 2003 100,000 employee share options with an exercise price of $0.01 per share expiring October 31, 2004

7. SHARES HELD IN TREASURY

   The Board of Directors has authorized a stock repurchase plan whereby the company will purchase up to 500,000 shares of the company's common stock to be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other corporate purposes. During 2000, the company purchased 16,900 common shares for treasury at a cost of $88,513 and sold 32,195 treasury shares for proceeds of $174,773.

8. RESEARCH AND DEVELOPMENT          2000                1999
                                     ----                ----
Cost                               $418,814           $ 465,028
Less investment tax credits         (88,516)           (100,665)
                                   --------           ---------
                                   $330,298           $ 364,363
                                   ========           =========

9. EARNINGS PER SHARE

   In February 1999, the Financial Accounting Standards Board issued Statement No. 128 Earnings Per Share which required the company to change the method used for computing earnings per share. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options is excluded.

   Earnings (loss) per share has been calculated using the weighted average number of common shares outstanding excluding the dilutive effect of stock options and all prior periods have been restated. The average number of shares outstanding under this assumption would be as follows:

Year ended January 31,   2000          -           $7,702,187
                         1999          -            7,468,002
                         1998          -            7,434,276

10. RELATED PARTY TRANSACTION
    During the year, the company was charged $204,000 (1999 - $272,000) for management and financial services of the president and secretary provided by a related company.

11. COMMITMENTS
    Leases of premises
    The company is committed under existing leases for premises to the following minimum annual rents:

Year ending January 31,    2000        -        $30,000
 2001                                  -         24,000
 2002                                  -          4,000

12. SEGMENTED INFORMATION

                                Canada        U.S.         Total
                              -----------  -----------  -----------
For 2000
Identifiable assets:

Current                       $  298,625   $  854,750   $1,153,375
Long term                         56,885      100,029      156,914
                              ----------   ----------   ----------

                              $  355,510   $  954,779   $1,310,289
                              ==========   ==========   ==========

Revenue                       $  684,974   $  168,930   $  853,904
Cost of sales and expenses       838,879      221,313    1,060,192
                              ----------   ----------   ----------

Net earnings (loss)           $ (153,905)  $  (52,383)  $ (206,288)
                              ==========   ==========   ==========


For 1999
Identifiable assets:
Current                       $  292,586   $1,193,987   $1,486,573
Long term                         75,114       20,424       95,538
                              ----------   ----------   ----------

                              $  367,700   $1,214,411   $1,582,111
                              ==========   ==========   ==========

Revenue                       $1,237,084   $  407,737   $1,644,821
Cost of sales and expenses     1,035,875      308,060    1,343,935
                              ----------   ----------   ----------

Net earnings                  $  201,209   $   99,677   $  300,886
                              ==========   ==========   ==========

13. CONTINGENCY

    Alphabytes Computer Corporation ("Alphabytes Canada"), the Canadian subsidiary of H-Net.Com Inc., is a party to a litigation against Guther Slaton, Sally Engle and Profitable Packaging Concepts Inc. ("PPC") stemming from purported agreements relating to the operations of Systems By Design Inc. ("SDI"), a company in the packaging business. In April 1997, an arbitrator in New York issued an award in favour of Slaton, Engle and PPC, against Alphabytes Canada, Anton Stephens, SDI and Peter Markus jointly and severally. This award totals approximately $405,000, including interest.

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

14. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

    The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H-NET.COM, Inc.

   /s/ Anton Stephens
By __________________________________________
   Anton Stephens, President and Director
   (Principal Executive Officer)

Date:  April 28, 2000

   /s/ Christine Stephens
By __________________________________________
   Christine Stephens
   Secretary and Director

Date:  April 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ Anton Stephens
By __________________________________________
   Anton Stephens, President and Director
   (Principal Executive Officer)

Date:  April 28, 2000

   /s/ Christine Stephens
By __________________________________________
   Christine Stephens
   Secretary and Director

Date:  April 28, 2000