Form 10-Q
period 2000-04-30
HNET COM INC
filed 2000-06-06
CIK 831232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1994.
     For the Quarterly period ended April, 30, 2000

[_]  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from____________to____________

Commission File Number: 33-20783-D

                                H-NET.COM INC.
         -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Colorado                                       84-1064958
         -----------------------------------------------------------------
         (State or other jurisdiction of            I.R.S. Employer
         Incorporation or organization)          Identification Number)

         345 THIRD STREET, SUITE 645, NIAGARA FALLS, NEW YORK   14303
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS
There were 15,646,004 shares of common stock outstanding having no par value per share as of April 30, 2000.

                                     INDEX
                                     -----

Part I        Financial Information                                     Page Number
------        ---------------------                                     -----------
  Item 1      Consolidated Balance Sheet,                                         3
              April 30, 2000 (unaudited)

              Consolidated Statement of Earnings for Quarter Ended                4
              April 30, 2000 (unaudited)

              Consolidated Statement of Stockholders Equity                       5

              Consolidated Statement of Cash Flow for Quarter Ended               6
              April 30, 2000

              Notes to Financial Statements                                   7 - 8

  Item II     Management Discussion and Analysis of Financial Conditions          9
              And Results of Operations

Part II       Other Information                                                  10
-------       -----------------

                                H-NET.COM INC.

                          CONSOLIDATED BALANCE SHEET

                             AS AT APRIL 30, 2000
                          (Expressed in U.S. Dollars)

                                                                                    Apr. 30           Apr. 30
                                                                        Note          2000              1999
                                                                        ----          ----              ----
ASSETS

Current:

Cash                                                                               $   446,139      $   414,913
Available-for-sale securities                                            2             549,550          772,698
Accounts receivable                                                                     76,018          125,258
Income taxes recoverable                                                               146,001           17,144
Prepaid expenses and sundry assets                                                      52,583           21,416
                                                                                    ----------       ----------

                                                                                     1,270,291        1,351,429
Long term:

Deferred stock issuance costs                                                           89,000                -
Capital assets                                                           3              70,606           91,027
                                                                                    ----------       ----------
                                                                                       159,606           91,027
                                                                                    ----------       ----------

TOTAL ASSETS                                                                       $ 1,429,897      $ 1,442,456
                                                                                    ==========       ==========

LIABILITIES

Current:

Accounts payable and accrued liabilities                                           $    44,750      $    49,863
Deferred income taxes payable                                                           62,262           66,180
                                                                                    ----------       ----------

TOTAL LIABILITIES                                                                      107,012          116,043
                                                                                    ----------       ----------

STOCKHOLDERS' EQUITY

Capital stock                                                            4             500,377          320,731
Less Treasury Stock at cost                                                           (177,308)        (118,959)
Share purchase warrants                                                                  1,090           18,000
Retained earnings                                                                    1,530,165        1,611,434
Unrealized holding gain (loss) on available-for-sale securities                       (370,040)        (322,705)
Foreign exchange adjustment                                                           (161,399)        (182,088)
                                                                                    ----------       ----------

                                                                                     1,322,885        1,326,413
                                                                                    ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 1,429,897      $ 1,442,456
                                                                                    ==========       ==========

                                H-NET.COM  INC.

                      CONSOLIDATED STATEMENT OF EARNINGS

                         QUARTER ENDED APRIL, 30, 2000
                          (Expressed in U.S. Dollars)

                                                                                       Apr. 30             Apr. 30
                                                                                         2000               1999
                                                                                         ----               ----
REVENUE

Sales                                                                               $    408,453      $    152,571
Investment income                                                                         23,356             9,198
                                                                                    ------------      ------------
                                                                                         431,809           161,769
EXPENSES

Research and development                                      6                           58,355            82,281
Wages, management and consulting fees                                                     94,911            57,969
Professional fees                                                                          5,544             7,718
General and administrative                                                                90,077            59,347
Travel and promotion                                                                      19,827            15,218
Amortization                                                                               5,438             7,324
                                                                                    ------------      ------------
                                                                                         274,152           229,857

EARNINGS BEFORE INCOME TAXES                                                             157,657           (68,088)

Provision for income taxes:                                                               69,984           (30,743)
                                                                                    ------------      ------------

NET EARNINGS (LOSS)                                                                 $     87,674      $    (37,345)
                                                                                    ============      ============

EARNINGS PER SHARE                                            7                     $      0.006      $     (0.005)
                                                                                    ============      ============

                                H-NET.COM INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         QUARTER ENDED APRIL 30, 2000
                         ----------------------------
                          (Expressed in U.S. Dollars)

                                                                     Capital Stock           Options            Treasury Stock
                                                                     -------------           -------            --------------
                                                                 Number of            Number of             Number of
                                                                   Shares    Amount     Shares     Amount     Shares     Amount
                                                                   ------    ------     ------     ------     ------     ------
BALANCE AS AT JANUARY 31, 1999                                    7,468,002  250,968    364,000    18,000     172,500   (126,776)

Net earnings for 3 months ended April 30, 2000                            -        -          -         -           -          -
Foreign exchange adjustment for 2000                                      -        -          -         -           -          -
Unrealized loss on available-for-sale securities                          -        -          -         -           -          -
Employee share options issued for services received                       -        -    100,000     1,000           -          -
Exercise of employee share options                                  355,000   17,910   (355,000)  (17,910)          -          -
Purchase of stock on open market                                          -        -          -         -      16,900    (88,513)
Sale of stock on open market                                              -  158,204          -         -     (32,195)    22,764
                                                               -----------------------------------------------------------------

BALANCE AS AT JANUARY 31, 2000                                    7,823,002  427,082    109,000     1,090     157,205   (192,525)

Net earnings for 3 months ended April 30, 2000                            -        -          -         -           -     18,350
Foreign exchange adjustment                                               -        -          -         -           -          -
Shares issued as compensation for services received                       -        -          -         -           -          -
Unrealized loss on available for sale securities                          -        -          -         -           -          -
Exercise of options                                                       -        -          -         -           -          -
Purchase of stock on open market                                          -        -          -         -       1,900     (9,210)
Sale of stock on open market                                              -   73,295          -         -     (24,666)    24,427
Stock split                                                       7,823,002        -          -         -     134,439          -
                                                               -----------------------------------------------------------------
BALANCE AS AT APRIL 30, 2000                                     15,646,004  500,377    109,000     1,090     268,878   (177,308)
                                                               =================================================================

                                                                                    Unrealized
                                                                                   Holding Loss           Foreign
                                                                    Retained       on Available           Exchange
                                                                    Earnings   for Sale Securities       Adjustment        Total
                                                                    --------   -------------------       ----------        -----
BALANCE AS AT JANUARY 31, 1999                                     1,648,779              (293,458)         (161,265)    1,336,248

Net earnings for 3 months ended April 30, 2000                       (37,345)                    -                 -       (37,345)
Foreign exchange adjustment for 2000                                       -                     -           (20,823)       20,823
Unrealized loss on available-for-sale securities                           -               (29,247)                -       (29,247)
Employee share options issued for services received                        -                     -                 -         1,000
Exercise of employee share options                                         -                     -                 -             -
Purchase of stock on open market                                           -                     -                 -       (88,513)
Sale of stock on open market                                               -                     -                 -       180,968
                                                               -------------------------------------------------------------------

BALANCE AS AT JANUARY 31, 2000                                     1,442,491              (323,982)         (158,542)    1,195,614

Net earnings for 3 months ended April 30, 2000                        87,674                     -                 -        87,674
Foreign exchange adjustment                                                -                     -            (2,857)       (2,857)
Shares issued as compensation for services received                        -                     -                 -             -
Unrealized loss on available for sale securities                           -               (40,058)                -       (40,058)
Exercise of options                                                        -                     -                 -             -
Purchase of stock on open market                                           -                     -                 -        (9,210)
Sale of stock on open market                                               -                     -                 -        97,722
Stock split                                                                -                     -                 -             -
                                                               -------------------------------------------------------------------
BALANCE AS AT APRIL 30, 2000                                       1,530,165              (370,040)         (161,399)    1,322,885
                                                               ===================================================================

                                H-NET.COM INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                         QUARTER ENDED APRIL 30, 2000
                          (Expressed in U.S. Dollars)

                                                                          Apr. 30        Apr. 30
                                                                             2000           1999
                                                                             ----           ----
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net earnings                                                            $  87,674      $  (37,345)
Amortization                                                                5,438           7,324
                                                                        ---------      ----------
                                                                           93,112         (30,021)
                                                                        ---------      ----------
Changes in non-cash working capital items:
Accounts receivable                                                       (17,235)         91,826
Prepaid expenses and sundry assets                                        (30,959)          5,165
Accounts payable and accrued liabilities                                   (7,661)          4,745
Income taxes payable (net of ITC)                                               -               -
Income taxes recoverable                                                       41         (17,144)
                                                                        ---------      ----------
                                                                           37,298          54,571
                                                                        ---------      ----------
FINANCING ACTIVITIES

Unrealized holding loss on available for sale securities                  (46,058)        (29,247)
Gain on sale of treasury stock                                             97,720          69,763
Disposition (Purchase) of stock for treasury                               (9,210)          7,817
Deferred stock issuance costs                                              (6,000)              -
Foreign exchange adjustment                                                (2,857)        (20,823)
                                                                        ---------      ----------
                                                                           33,595          27,510
                                                                        ---------      ----------
INVESTING ACTIVITIES

Net purchase of capital asset                                              (2,130)         (2,813)
Net purchase of available for sale securities                                   -               -
Marketable securities - restricted                                              -               -
                                                                        ---------      ----------
                                                                           (2,130)         (2,813)
                                                                        ---------      ----------
INCREASE IN CASH AND AVAILABLE-FOR-SALE
   SECURITIES                                                              68,763          79,268

Cash and available-for-sale securities at the beginning                   926,926       1,242,908
                                                                        ---------      ----------
Of the period

CASH AND AVAILABLE-FOR-SALE SECURITIES
   AT THE END OF THE PERIOD                                             $ 995,689      $1,322,176
                                                                        =========      ==========

                               ALPHA BYTES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED OCTOBER 31, 1999
                          (Expressed in U.S. dollars)

1.   CHANGE OF NAME
     The Corporation changed its name from Alpha Bytes, INC to H-Net.Com Inc. by Articles of Amendment dated November 1, 1999.

2.   ACCOUNTING POLICIES
(a)  Principles of consolidation
     All subsidiaries have been included in the consolidated financial statements. The consolidated wholly owned subsidiaries at April 30, 2000 were as follows:
     H-Net.Com Inc. (Canada)
     H-Net.Com Inc. (New York)
     Alphabytes Computer Corporation (Canada) - ("Alphabytes Canada")
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

3.   CAPITAL ASSETS
                                           Accumulated            Balance
                                   Cost    Depreciation   30 Apr, 00  30 Apr, 99

     Furniture & equipment      $ 58,209    $   39,719    $  16,531   $  20,665
     Leasehold Improvements        1,163           640          407         640
     Vehicles                     38,315        35,618        2,253       3,218
     Computer hardware           116,554        59,074       50,852      63,688
     Computer software            20,549        19,420          562       2,815
                                --------    ----------    ---------   ---------
                                $234,790    $  154,471    $  70,606   $  91,027
                                --------    ----------    ---------   ---------

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

5.   EARNINGS (LOSS) PER SHARE
     Earnings per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption would be as follows:
     Quarter Ended April 30, 2000    -  15,646,004

6.   COMMENTS - Leases of premises
     The company is committed under existing leases to the following minimum annual rents:
     Year ending      January 31, 2000 - $ 30,000
                      January 31, 2001 - $ 24,000
                      January 31, 2002 - $  4,000

                                    PART I
                                    ------

Item 2.  Management's Discussion and Analysis of Financial condition and
------------------------------------------------------------------------
Results of Operations
---------------------

The following discussion and analysis relates to factors, which have affected the financial condition and results of operations of the Company for its quarter ended April 30, 2000 and April 30, 1999.

H-NET.COM INC. (Canada), H-NET.COM INC (New York), Alpha Bytes Computer Corporation (Canada), and Alphabytes Computer Corporation (New York), together called H-NET Group work in conjunction with each other in maintaining the H-NET portal, e-commerce activity, portal services, producing, marketing, installing and supporting the software produced by these companies. H-NET.COM, INC. has no active income save for the activities of the H-NET Group. Therefore, the financial information regarding the parent company and its subsidiaries are presented on a consolidated basis.

Revenues were $431,809 for the quarter year ended Apr 30, 2000 generating a gross profit of $157,657 as compared to revenues of $161,769 for the quarter ended Apr 30, 2000, which generated a gross loss of $68,088. The expected R&D credits, which would increase the profitability in this quarter, were not calculated. This shows a very strong start to providing a comprehensive e-commerce program to the optical industry on a global basis.

The expenses increased to $274,152 for the quarter ended Apr 30, 2000 as compared to $229,857 for the period ending on Apr 30, 2000. Despite the higher expenses, the net earnings were $ 87,674 for the quarter ended Apr 30, 2000 as compared to $(37,345) for the period ending Apr 30, 2000. The expected ramp up in the company's revenue and accompanying improvement in the bottom line are now underway.

Overall, the major costs were R&D for the H-NET(R) project, wages and commissions, management fees, office and general, and rents for both periods. The company invested $58,355 in R&D in this quarter and through careful cost tracking, the company made a profit. Following a year of large-scale investment, in the H-NET transaction network, the H-Net website portal, technology and sales and marketing activities, the company has now begun to realize the anticipated financial benefits.

The company remains debt free. The cash position of the company decreased to $995,689, from the $1,187,611of the previous comparative quarter, however a healthy cash reserve is still provided. Retained earnings declined marginally to $1,530,165 from $1,611,434 on a comparative basis. Current assets as a whole changed from $1,351,429 to $1,270,291.

The companies disciplined approach to controlling expenses continues to be highly beneficial in helping realize net income even while rolling out new H-NET services. The company is very encouraged by the growth seen from the various website services. The company continued its development of the Internet based transaction processor and various web-related services, H-NET(R).

The company initiated development of the H-NET portal for the Vision Care Industry. It is anticipated strategic partnerships established with Providers, Payors, Suppliers and Laboratories will substantially strengthen Alpha Bytes' relationships with key players and trading partners as well as broaden Alpha Bytes' offering and assist in aggregating a critical mass of users.

All H-NET products will be marketed aggressively through fiscal 2000, where the impact will be even greater. Expected R&D credits, which would increase the profitability, were not calculated into this quarter.

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

H-NET.COM INC.


By
              Anton Stephens
              President and Director
              (Principal Executive Officer)

Date          June 01, 2000



By
              Christine Stephens
              Secretary and Director

Date:         June 01, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By
              Anton Stephens
              President and Director
              (Principal Executive Officer)

Date:         June 01, 2000



By
              Christine Stephens
              Secretary and Director

Date:         June 01, 2000