Form 10-Q
period 2000-07-31
HNET COM INC
filed 2000-09-13
CIK 831232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1994.
     For the Quarterly period ended July 31, 2000

[_]  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from............to...........

Commission File Number: 33-20783-D

                                H-NET.COM INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Colorado                                     84-1064958
--------------------------------------------------------------------------------
(State or other jurisdiction of              I.R.S. Employer
         Incorporation or organization)      Identification Number)

345 THIRD STREET, SUITE 645, NIAGARA FALLS, NEW YORK        14303
--------------------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

                                 905-475-3249
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                         [_]  YES       [_]  NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS
There were 15,646,004 shares of common stock outstanding having no par value per share as of July 31, 2000.

                                     INDEX
                                     -----

Part I              Financial Information                                            Page Number
------              ---------------------                                            -----------
     Item 1         Consolidated Balance Sheet,                                                3
                    July 31, 2000 (unaudited)

                    Consolidated Statement of Earnings for Quarter Ended                       4
                    July 31, 2000 (unaudited)

                    Consolidated Statement of Stockholders Equity                              5

                    Consolidated Statement of Cash Flow for Quarter Ended                      6
                    July 31, 2000

                    Notes to Financial Statements                                          7 - 8

     Item II        Management Discussion and Analysis of Financial Conditions                 9
                    And Results of Operations

Part II             Other Information                                                         10
-------             -----------------

                                H-NET.COM INC.

                          CONSOLIDATED BALANCE SHEET

                              AS AT JULY 31, 2000
                          (Expressed in U.S. Dollars)

                                                                                       Jul. 30         Jul. 30
                                                                           Note          2000           1999
                                                                           ----          ----           ----
ASSETS

Current:

Cash                                                                                 $   462,253    $   214,466
Available-for-sale securities                                               2            428,371        903,152
Accounts receivable                                                                      337,259        193,084
Income taxes recoverable                                                                  34,977         65,522
Prepaid expenses and sundry assets                                                        55,048         33,770
                                                                                     -----------    -----------

                                                                                       1,317,908      1,409,994
Long term:

Deferred stock issuance costs                                                             89,000              -
Capital assets                                                              3             70,726         83,704
                                                                                     -----------    -----------
                                                                                         159,726         83,704
                                                                                     -----------    -----------

TOTAL ASSETS                                                                         $ 1,477,634    $ 1,493,698
                                                                                     ===========    ===========
LIABILITIES

Current:

Accounts payable and accrued liabilities                                             $    79,468    $    26,208
Deferred income taxes payable                                                             62,262         66,180
                                                                                     -----------    -----------

TOTAL LIABILITIES                                                                        141,730         92,388
                                                                                     -----------    -----------
STOCKHOLDERS' EQUITY

Capital stock                                                               4            500,377        385,427
Less Treasury Stock at cost                                                             (174,041)      (109,195)
Share purchase warrants                                                                    1,090         18,000
Retained earnings                                                                      1,567,642      1,629,784
Unrealized holding gain (loss) on available-for-sale securities                         (398,314)      (337,174)
Foreign exchange adjustment                                                             (160,850)      (185,532)
                                                                                     -----------    -----------

                                                                                       1,335,904      1,401,310
                                                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 1,477,634    $ 1,493,698
                                                                                     ===========    ===========

                                H-NET.COM INC.

                      CONSOLIDATED STATEMENT OF EARNINGS

                         QUARTER ENDED JULY 31, 2000
                          (Expressed in U.S. Dollars)

                                                                                        Jul. 31        Jul. 31
                                                                                         2000           1999
                                                                                         ----           ----
REVENUE

Sales                                                                                $   384,113    $   220,907
Investment income                                                                         20,761           (817)
                                                                                     -----------    -----------
                                                                                         404,874        220,090
EXPENSES

Research and development                                                    6             74,530         86,368
Wages, management and consulting fees                                                     94,772         54,800
Professional fees                                                                         12,990          9,542
General and administrative                                                               105,342         12,488
Travel and promotion                                                                      48,725         13,727
Amortization                                                                               5,705          7,323
                                                                                     -----------    -----------
                                                                                         342,064        184,248

EARNINGS BEFORE INCOME TAXES                                                              62,810         35,842

Provision for income taxes:                                                               25,333         17,492
                                                                                     -----------    -----------

NET EARNINGS (LOSS)                                                                  $    37,477    $    18,350
                                                                                     ===========    ===========

EARNINGS PER SHARE                                                          7        $     0.002    $     0.002
                                                                                     ===========    ===========

                                H-NET.COM INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                          QUARTER ENDED JULY 31, 2000
                          ---------------------------
                          (Expressed in U.S. Dollars)

                                                          Capital Stock               Options             Treasury Stock
                                                          -------------               -------             --------------
                                                       Number of               Number of               Number of
                                                        Shares      Amount      Shares       Amount     Shares       Amount
                                                        ------      ------      ------       ------     ------       ------
BALANCE AS AT JANUARY 31, 1999                          7,468,002    250,968     364,000      18,000      172,500     (126,776)

Net earnings for 3 months ended April 30, 2000                  -          -           -           -            -            -
Foreign exchange adjustment for 2000                            -          -           -           -            -            -
Unrealized loss on available-for-sale securities                -          -           -           -            -            -
Employee share options issued for services received             -          -     100,000       1,000            -            -
Exercise of employee share options                        355,000     17,910    (355,000)    (17,910)           -            -
Purchase of stock on open market                                -          -           -           -       16,900      (88,513)
Sale of stock on open market                                    -    158,204           -           -      (32,195)      22,764
                                                       -----------------------------------------------------------------------------

BALANCE AS AT JANUARY 31, 2000                          7,823,002    427,082     109,000       1,090      157,205     (192,525)

Net earnings for 3 months ended April 30, 2000                  -          -           -           -            -       18,350
Foreign exchange adjustment                                     -          -           -           -            -            -
Shares issued as compensation for services received             -          -           -           -            -            -
Unrealized loss on available for sale securities                -          -           -           -            -            -
Exercise of options                                             -          -           -           -            -            -
Purchase of stock on open market                                -          -           -           -        1,900       (9,210)
Sale of stock on open market                                    -     73,295           -           -      (24,666)      24,427
Stock split                                             7,823,002          -           -           -      134,439            -
                                                       -----------------------------------------------------------------------------
BALANCE AS AT APRIL 30, 2000                           15,646,004    500,377     109,000       1,090      268,878     (177,308)
Net earnings for 3 months ended July 31, 2000                   -          -           -           -            -            -
Foreign exchange adjustment                                     -          -           -           -            -            -
Shares issued as compensation for services received             -          -           -           -       (7,500)       3,267
Unrealized loss on available for sale securities                -          -           -           -            -            -
Exercise of options                                             -          -           -           -            -            -
                                                       -----------------------------------------------------------------------------
BALANCE AS AT JULY 31, 2000                            15,646,004    500,377     109,000       1,090      261,378     (174,041)
                                                       =============================================================================

                                                                           Unrealized
                                                                          Holding Loss            Foreign
                                                        Retained          on Available            Exchange
                                                        Earnings     for Sale of Securities      Adjustment         Total
                                                        --------     ----------------------      ----------         -----
BALANCE AS AT JANUARY 31, 1999                          1,648,779                  (293,458)       (161,265)       1,336,248

Net earnings for 3 months ended April 30, 2000           (206,288)                        -               -         (206,288)
Foreign exchange adjustment for 2000                            -                         -          (2,723)           2,723
Unrealized loss on available-for-sale securities                -                   (30,524)              -          (30,524)
Employee share options issued for services received             -                         -               -            1,000
Exercise of employee share options                              -                         -               -                -
Purchase of stock on open market                                -                         -               -          (88,513)
Sale of stock on open market                                    -                         -               -          180,968
                                                       ---------------------------------------------------------------------

BALANCE AS AT JANUARY 31, 2000                          1,442,491                  (323,982)       (158,542)       1,195,614

Net earnings for 3 months ended April                      87,674                         -               -           87,674
Foreign exchange adjustment                                     -                         -          (2,857)          (2,857)
Shares issued as compensation for services received             -                         -               -                -
Unrealized loss on available for sale securities                -                   (46,058)              -          (46,058)
Exercise of options                                             -                         -               -                -
Purchase of stock on open market                                -                         -               -           (9,210)
Sale of stock on open market                                    -                         -               -           97,722
Stock split                                                     -                         -               -                -
                                                       ---------------------------------------------------------------------
BALANCE AS AT APRIL 30, 2000                            1,530,165                  (370,040)       (161,399)       1,322,884
Net earnings for 3 months ended July 31, 2000              37,477                         -               -           37,477
Foreign exchange adjustment                                     -                         -             549              549
Shares issued as compensation for services received             -                         -               -            3,267
Unrealized loss on available for sale securities                -                   (28,274)              -          (28,274)
Exercise of options                                             -                         -               -                -
                                                       ---------------------------------------------------------------------
BALANCE AS AT JULY 31, 2000                             1,567,642                  (398,314)       (160,850)       1,335,904
                                                       =====================================================================

                                H-NET.COM INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW

                          QUARTER ENDED JULY 31, 2000
                          (Expressed in U.S. Dollars)

                                                                                       Jul 31         Jul 31
                                                                                        2000           1999
                                                                                        ----           ----
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net earnings                                                                         $   37,477     $   18,350
Amortization                                                                              5,705          7,323
                                                                                     ----------     ----------
                                                                                         43,182         25,673
                                                                                     ----------     ----------
Changes in non-cash working capital items:
Accounts receivable                                                                    (261,241)       (67,826)
Prepaid expenses and sundry assets                                                       (2,465)       (12,354)
Accounts payable and accrued liabilities                                                 34,718        (23,655)
Income taxes payable (net of ITC)                                                             -              -
Income taxes recoverable                                                                111,024        (48,378)
                                                                                     ----------     ----------
                                                                                        (74,782)      (126,540)
                                                                                     ----------     ----------
FINANCING ACTIVITIES

Unrealized holding loss on available for sale securities                                (28,274)      ( 14,469)
Gain on sale of treasury stock                                                            3,267         74,460
Disposition (Purchase) of stock for treasury                                                  -              -
Deferred stock issuance costs                                                                 -              -
Foreign exchange adjustment                                                                 549         (3,444)
                                                                                     ----------     ----------
                                                                                        (24,458)        56,547
                                                                                     ----------     ----------
INVESTING ACTIVITIES

Net purchase of capital asset                                                            (5,825)             -
Net purchase of available for sale securities                                                 -              -
Marketable securities - restricted                                                            -              -
                                                                                     ----------     ----------
                                                                                         (5,825)             -
                                                                                     ----------     ----------
INCREASE IN CASH AND AVAILABLE-FOR-SALE
   SECURITIES                                                                          (105,065)       (69,993)

Cash and available-for-sale securities at the beginning                                 995,689      1,187,611
Of the period                                                                        ----------     ----------

CASH AND AVAILABLE-FOR-SALE SECURITIES
   AT THE END OF THE PERIOD                                                          $  890,624     $1,117,618
                                                                                     ==========     ==========

                                H-NET.COM, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED JULY 31, 2000
                          (Expressed in U.S. dollars)

1.   CHANGE OF NAME
     The Corporation changed its name from Alpha Bytes, INC to H-Net.Com Inc. by Articles of Amendment dated November 1, 1999.

2.   ACCOUNTING POLICIES
(a)  Principles of consolidation
     All subsidiaries have been included in the consolidated financial statements. The consolidated wholly owned subsidiaries at July 31, 2000 were as follows:
     H-Net.Com Inc. (Canada)
     H-Net.Com Inc. (New York)
     Alphabytes Computer Corporation (Canada) - ("Alphabytes Canada")
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

3.   CAPITAL ASSETS

                                            Accumulated          Balance
                                   Cost    Depreciation   31 Jul, 00  31 Jul, 99
     Furniture & equipment       $ 58,208    $ 42,548       $ 15,660    $ 20,159
     Leasehold Improvements         1,163         814            349         640
     Vehicles                      38,315      36,244          2,071       2,958
     Computer hardware            125,238      72,967         52,271      58,615
     Computer software             21,476      21,101            562       1,972
                                 --------    --------       --------    --------
                                 $234,790    $173,674       $ 70,726    $ 91,027
                                 --------    --------       --------    --------

4.   CAPITAL STOCK
     The company is authorized to issue 100,000,000 common shares. The company has granted outstanding options to purchase shares as follows:

     2,250 employee share options with an exercise price of $0.01 per share expiring October 31, 2000
     2,250 employee share options with an exercise price of $0.01 per share expiring May 31, 2001
     4,500 employee share options with an exercise price of $0.01 per share expiring October 31, 2001

5.   EARNINGS (LOSS) PER SHARE
     Earnings per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption would be as follows:
     Quarter Ended July 31, 2000 -  15,646,004

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

                                    PART I
                                    ------

Item 2.  Management's Discussion and Analysis of Financial condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis relates to factors, which have affected the financial condition and results of operations of the Company for its quarter ended July 31, 2000 and July 31, 1999.

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

Revenues were $404,874 for the quarter year ended Jul 31, 2000 generating a gross profit of $62,810 as compared to revenues of $35,842 for the quarter ended Jul 31, 1999, which generated a gross profit of $35,482. The expected R&D credits, which would increase the profitability in this quarter, were not calculated. This shows a very strong start to providing a comprehensive e-commerce program to the optical industry on a global basis.

The expenses increased to $342,064 for the quarter ended Jul 31, 2000 as compared to $184,248 for the period ending on Jul 31, 1999. Despite the higher expenses, the net earnings were $ 37,477 for the quarter ended Jul 31, 2000 as compared to $18,350 for the period ending Jul 31, 1999. The expected ramp up in the company's revenue and accompanying improvement in the bottom line are now underway. A profitable global revenue model is generating promising early results.

Overall, the major costs were R&D for the H-NET(R) project, wages and commissions, management fees, office and general, and rents for both periods. The company invested $74,530 in R&D in this quarter and through careful cost tracking, the company made a profit. Following a year of large-scale investment, in the H-NET transaction network, the H-Net website portal, technology and sales and marketing activities, the company has now begun to realize some of th anticipated financial benefits. This profitable new global revenue model

The company remains debt free. The cash position of the company decreased to $890,624, from the $1,117,618 of the previous comparative quarter, however a healthy cash reserve is still provided. Retained earnings declined marginally to $1,567,642 from $1,629,784 on a comparative basis. Current assets as a whole changed from $1,409,994 to $1,317,908.

The companies disciplined approach to controlling expenses continues to be highly beneficial in helping realize net income even while rolling out new H-NET services. The company is very encouraged by the growth seen from the various website services. The company continued its development of the Internet based transaction processor and various web-related services, H-NET(R).

The company continued development of the H-NET portal for the Vision Care Industry. It is anticipated strategic partnerships established with Providers, Payors, Suppliers and Laboratories will substantially strengthen H-NET's relationships with key players and trading partners as well as broaden H-NET's offering and assist in aggregating a critical mass of users. H-NET will continue to roll out new services such as Internet/Website services, advanced hosting and communications gateways, call center and telephone auto-attendant technologies and business applications services.

All H-NET products will be marketed aggressively throughout this year, where the impact will be even greater. Expected R&D credits, which would increase the profitability, were not calculated into this quarter.

"Year 2000 Issue"
 ---------------
All of the companies new systems are year 2000 compatible and the company does not expect the "Year 2000" issue to affect its operations, networks, operating systems or the computers.

                                    PART II
                                    -------

Item 1.   Legal Proceedings
---------------------------

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

Item 2.   Changes in Securities
-------------------------------

          There were no changes in the Security position of the Company during the current quarter.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          NONE

Item 5.   Other Information
---------------------------

          NONE

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

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

H-NET.COM INC.


By
              Anton Stephens
              President and Director
              (Principal Executive Officer)

Date          Sep 13, 2000


By
              Christine Stephens
              Secretary and Director

Date:         Sep 13, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By
              Anton Stephens
              President and Director
              (Principal Executive Officer)

Date:         Sep 13, 2000


By
              Christine Stephens
              Secretary and Director

Date:         Sep 13, 2000