Form 10-Q
period 2000-10-31
HNET COM INC
filed 2000-12-15
CIK 831232

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1994.
                 For the Quarterly period ended October 31, 2000

            [_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  For the transition period from.....to......

                      Commission File Number: 33-20783-D

                                H-NET.NET INC.
                                -------------
             Exact name of registrant as specified in its charter)

                  Colorado                                84-1064958
                  ---------------------------------------------------
                 (State or other jurisdiction of      I.R.S. Employer
              Incorporation or organization)       Identification Number)

           345 THIRD STREET, SUITE 645, NIAGARA FALLS, NEW YORK    14303
           -------------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)

                                 905-475-3249
                                 ------------
             (Registrant's telephone number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS
There were 15,646,004 shares of common stock outstanding having no par value per share as of October 31, 2000.

                                     INDEX
                                     -----

Part I               Financial Information                                             Page Number
------               ---------------------                                             -----------
    Item 1           Consolidated Balance Sheet,                                                 3
                     October 31, 2000 (unaudited)

                     Consolidated Statement of Earnings for Quarter Ended                        4
                     October 31, 2000 (unaudited)

                     Consolidated Statement of Stockholders Equity                               5

                     Consolidated Statement of Cash Flow for Quarter Ended                       6
                     October 31, 2000

                     Notes to Financial Statements                                           7 - 8

    Item II          Management Discussion and Analysis of Financial Conditions             9 - 10
                     And Results of Operations

Part II              Other Information                                                          11
-------              -----------------

                                H-NET. NET INC.
                          CONSOLIDATED BALANCE SHEET
                            AS AT OCTOBER 31, 2000
                          (Expressed in U.S. Dollars)

                                                                                      Oct 31          Oct 31
                                                                          Note         2000            1999
                                                                          ----         ----            ----
ASSETS

Current:

Cash                                                                               $   301,570      $   435,119
Available-for-sale securities                                               2          359,143          619,570
Accounts receivable                                                                    250,844          219,222
Income taxes recoverable                                                               229,824           82,257
Prepaid expenses and sundry assets                                                      56,795           33,127
                                                                                   -----------      -----------

                                                                                     1,198,176        1,389,295
Long term:

Deferred stock issuance costs                                                           89,000              --
Capital assets                                                              3           65,165           80,319
                                                                                   -----------      -----------
                                                                                       154,165           80,319
                                                                                   -----------      -----------

TOTAL ASSETS                                                                       $ 1,352,341      $ 1,469,614
                                                                                   ===========      ===========

LIABILITIES

Current:

Accounts payable and accrued liabilities                                           $   172,281      $    29,509
Deferred income taxes payable                                                           62,262           66,180
                                                                                   -----------      -----------
TOTAL LIABILITIES                                                                      234,543           95,689
                                                                                   -----------      -----------

STOCKHOLDERS' EQUITY

Capital stock                                                               4          506,452          427,197
Less Treasury Stock at cost                                                           (164,030)        (134,639)
Share purchase warrants                                                                  1,090              115
Retained earnings                                                                    1,322,217        1,642,226
Unrealized holding gain (loss) on available-for-sale securities                       (388,501)        (379,256)
Foreign exchange adjustment                                                           (159,430)        (181,718)
                                                                                   -----------      -----------

                                                                                     1,117,798        1,373,925
                                                                                   -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 1,352,341      $ 1,469,614
                                                                                   ===========      ===========

                                H-NET.NET INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
                        QUARTER ENDED OCTOBER 31, 2000
                          (Expressed in U.S. Dollars)

                                                                           Oct. 31        Oct. 31
                                                                             2000           1999
                                                                             ----           ----
REVENUE

Sales                                                                     $   402,396    $   263,650
Investment income                                                               8,037          9,886
                                                                          -----------    -----------
                                                                              410,433        273,536
EXPENSES
Direct costs                                                                  519,597              0
Research and development                                        6              40,873         71,047
Wages, management and consulting fees                                         106,176         47,178
Professional fees                                                              20,291          9,304
General and administrative                                                     74,069          1,535
Travel and promotion                                                           62,439        115,478
Amortization                                                                    5,563          7,823
                                                                          -----------    -----------
                                                                              829,008        252,365

EARNINGS BEFORE INCOME TAXES                                                 (418,575)        21,171

Provision for income taxes:                                                  (173,150)         8,730
                                                                          -----------    -----------


NET EARNINGS (LOSS)                                                       $  (245,425)        12,441
                                                                          ===========    ===========

EARNINGS PER SHARE                                              7         $    (0.016)   $     0.002
                                                                          ===========    ===========

                                H-NET.NET INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        QUARTER ENDED OCTOBER 31, 2000
                        ------------------------------
                          (Expressed in U.S. Dollars)

                                                           Capital Stock               Options               Treasury Stock
                                                           -------------               -------               --------------
                                                       Number of                 Number of               Number of
                                                        Shares       Amount       Shares      Amount       Shares       Amount
                                                        ------       ------       ------      ------       ------       ------
BALANCE AS AT JANUARY 31, 2000                         7,823,002      427,082      109,000       1,090      157,205     (192,525)
Net earnings for 3 months ended April 30, 2000                --           --           --          --           --       18,350
Foreign exchange adjustment                                   --           --           --          --           --           --
Unrealized loss on available for sale securities              --           --           --          --           --           --
Purchase of stock on open market                              --           --           --          --        1,900       (9,210)
Sale of stock on open market                                  --       73,295           --          --      (24,666)      24,427
Stock split                                            7,823,002           --           --          --      134,439           --
                                                     ---------------------------------------------------------------------------
BALANCE AS AT APRIL 30, 2000                          15,646,004      500,377      109,000       1,090      268,878     (177,308)
Net earnings for 3 months ended July 31, 2000                 --           --           --          --           --           --
Foreign exchange adjustment                                   --           --           --          --           --           --
Shares issued as compensation for services received           --           --           --          --       (7,500)       3,267
Unrealized loss on available for sale securities              --           --           --          --           --           --
                                                     ---------------------------------------------------------------------------
BALANCE AS AT JULY 31, 2000                           15,646,004      500,377      109,000       1,090       261,378     174,041
Net earnings for 3 months ended October 31, 2000              --           --           --          --            --          --
Foreign exchange adjustment                                   --           --           --          --            --          --
Unrealized loss on available for sale securities              --           --           --          --            --          --
Purchase of stock on open market                              --           --           --          --         5,500      (9,937)
Sale of stock on open market                                  --        6,075           --          --        (6,000)      6,410
Given as compensation for services received                   --           --           --          --       (20,000)     13,538
                                                     ---------------------------------------------------------------------------
BALANCE AS AT OCTOBER 31, 2000                        15,646,004      506,452      109,000       1,090       240,878    (164,030)
                                                     ===========================================================================

                                                                            Unrealized
                                                                           Holding Loss             Foreign
                                                        Retained           on Available            Exchange
                                                        Earnings       for Sale Securities        Adjustment       Total
                                                        --------       -------------------        ----------       -----
BALANCE AS AT JANUARY 31, 2000                            1,442,491               (323,982)         (158,542)      1,195,614
Net earnings for 3 months ended April 30, 2000               87,674                     --                --          87,674
Foreign exchange adjustment                                      --                     --            (2,857)         (2,857)
Unrealized loss on available for sale securities                 --                (46,058)               --         (46,058)
Purchase of stock on open market                                 --                     --                --          (9,210)
Sale of stock on open market                                     --                     --                --          97,722
Stock split                                                      --                     --                --              --
                                                       ---------------------------------------------------------------------
BALANCE AS AT APRIL 30, 2000                              1,530,165               (370,040)         (161,399)      1,322,885
Net earnings for 3 months ended July 31, 2000                37,477                     --                --          37,477
Foreign exchange adjustment                                      --                     --               549             549
Shares issued as compensation for services received              --                     --                --           3,267
Unrealized loss on available for sale securities                 --                (28,274)               --         (28,274)
                                                       ---------------------------------------------------------------------
BALANCE AS AT JULY 31, 2000                               1,567,642               (398,314)         (160,850)      1,335,904
Net earnings for 3 months ended October 31, 2000           (245,425)                    --                --        (245,425)
Foreign exchange adjustment                                      --                     --             1,420           1,420
Unrealized loss on available for sale securities                 --                  9,813                --           9,813
Purchase of stock on open market                                 --                     --                --          (9,937)
Sale of stock on open market                                     --                     --                --          12,485
Given as compensation for services received                      --                     --                --          13,538
                                                       ---------------------------------------------------------------------
BALANCE AS AT OCTOBER 31, 2000                            1,322,217               (388,501)         (159,430)      1,117,798
                                                       =====================================================================

                                H-NET.NET INC.
                      CONSOLIDATED STATEMENT OF CASH FLOW
                        QUARTER ENDED OCTOBER 31, 2000
                          (Expressed in U.S. Dollars)

                                                                   Oct 31         Oct 31
                                                                    2000           1999
                                                                    ----           ----
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net earning                                                     $(245,425)      $  12,442
Amortization                                                        5,563           7,823
                                                                ---------       ---------
                                                                 (239,862)         20,265
                                                                ---------       ---------
Changes in non-cash working capital items:
Accounts receivable                                                86,415         (26,136)
Prepaid expenses and sundry assets                                 (1,747)            643
Accounts payable and accrued liabilities                           92,813           3,301
Income taxes payable (net of ITC)                                      --              --
Income taxes recoverable                                         (194,847)        (16,735)
                                                                ---------       ---------
                                                                 (257,228)        (18,663)
                                                                ---------       ---------

FINANCING ACTIVITIES

Unrealized holding loss on available for sale securities            9,813         (42,082)
Gain on sale of treasury stock                                     26,021              --
Disposition (Purchase) of stock for treasury                       (9,937)         (1,560)
Deferred stock issuance costs                                          --              --
Foreign exchange adjustment                                         1,420           3,814
                                                                ---------       ---------
                                                                   27,317         (39,828)
                                                                ---------       ---------
INVESTING ACTIVITIES

Net purchase of capital assets                                         --          (4,438)
Net disposal of available for sale securities                                     283,582
                                                                ---------       ---------
                                                                                  279,144
                                                                ---------       ---------
INCREASE IN CASH AND AVAILABLE-FOR-SALE
  SECURITIES                                                     (229,911)        220,653

Cash and available-for-sale securities at the beginning           890,624         214,466
                                                                ---------       ---------
Of the period

CASH AND AVAILABLE-FOR-SALE SECURITIES
  AT THE END OF THE PERIOD                                      $ 660,713       $ 435,119
                                                                =========       =========

                                H-NET.NET, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED OCTOBER 31, 2000
                          (Expressed in U.S. dollars)


1.   CHANGE OF NAME
     The Public Corporation changed its name from H-Net.Com Inc. to H-NET.NET Inc. by Articles of Amendment dated August 6, 2000.

2.   ACCOUNTING POLICIES
(a)  Principles of consolidation
     All subsidiaries have been included in the consolidated financial statements. The consolidated wholly owned subsidiaries at October 31, 2000 were as follows:
     H-Net.Com Inc. (Canada)
     H-Net.Com Inc. (New York)
     Alphabytes Computer Corporation (Canada) - ("Alphabytes Canada")
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

3.   CAPITAL ASSETS

                                                  Accumulated            Balance
                                         Cost     Depreciation   31 Oct, 00    31 Oct, 99
Furniture & equipment                 $ 58,211      $ 43,418      $ 14,793      $ 18,490
Leasehold Improvements                   1,163           873           290           523
Vehicles                                38,315        36,427         1,888         2,697
Computer hardware                      125,238        77,232        48,006        57,480
Computer software                       21,476        21,288           188         1,129
                                      --------      --------      --------      --------
                                      $244,403      $179,238      $ 65,165      $ 80,319
                                      --------      --------      --------      --------

                                H-NET.NET, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED OCTOBER 31, 2000
                          (Expressed in U.S. dollars)

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

5.   EARNINGS (LOSS) PER SHARE
     Earnings per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption would be as follows:
     Quarter Ended Oct 31, 2000 - 15,646,004

6.   COMMENTS - Leases of premises
     The company is committed under existing leases to the following minimum annual rents:
     Year ending    January 31, 2000 - $ 30,000
                    January 31, 2001 - $ 24,000
                    January 31, 2002 - $  4,000

                                H-NET.NET, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED OCTOBER 31, 2000
                          (Expressed in U.S. dollars)

                                    PART I
                                    ------

Item 2. Management's  Discussion and Analysis of Financial condition and Results
------  ------------------------------------------------------------------------
of Operations
-------------

Introduction
------------
Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expected performance of third-parties, expected completion dates for new product releases, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. We may make inaccurate assumptions and known or unknown risks and uncertainties can affect our forward-looking statements. Consequently, these statements cannot be guaranteed and our actual results may differ materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10Q, Form 8-K and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption Risks within Item 2 of this report. These are risks that we think could cause our actual results to differ materially from expected and or historical results.

About H-NET
-----------
H-NET.NET offers Web design, various development services and business application software for the vision care industry over its Web site, http://www.h-net.net, as well as a continuing education program for license
--------------------
maintenance and training of optometrists, opticians, technicians and other eye care professionals. Other offerings provide supply chain automation and hosted services, information on new technologies, available products and industry news and advertising opportunities in the company's Web magazine, "Visions."
                                                              -------

Results Of Operations
---------------------
H-NET.COM INC. (Canada), H-NET.COM INC (New York), Alpha Bytes Computer Corporation (Canada), and Alphabytes Computer Corporation (New York), together called H-NET Group work in conjunction with each other in maintaining the H-NET portal, e-commerce activity and portal services and producing, marketing, installing and supporting the software produced by these companies. The financial information regarding the parent company and its subsidiaries are presented on a consolidated basis.

Revenues were $410,433 for the quarter ended Oct 31, 2000 compared to revenues of $273,536 for the quarter ended Oct 31, 1999. This revenue increase of over 50% reflecting a growing revenue stream from the previous comparative quarter, showing a strong continuation to providing comprehensive e-commerce and related services to the optical industry on a global basis.

Earnings (losses) before income taxes for the quarter ended Oct 31, 2000 were $(418,575) in comparison with $21,171 for the quarter ended Oct 31, 1999. The expected R&D credits, which would increase the earnings in this quarter, were not calculated. The expenses of $309,411 and the direct costs of $519,597 increased for the quarter ended Oct 31, 2000 as compared to expenses of $252,365 for the period ending on Oct 31, 1999. This increase in the overall expenses was primarily attributed to Web related hardware costs and the purchase of a `state of the art' booth in order to project the new H-NET image at trade shows. These extraordinary costs are expected to be significantly lower in future quarters. In addition, across the board higher expenses were incurred in this quarter, to promote, expand and secure global contracts. Due to these efforts, significant developments are expected in 2001 when these pending global contracts get underway.

In comparison with the previous year, the expected consolidation of revenue and the subsequent ramp up accompanied by improvements in the bottom line are now underway with large scale developments expected in 2001.

                                H-NET.NET, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED OCTOBER 31, 2000
                          (Expressed in U.S. dollars)

Item 2. Management's Discussion and Analysis of Financial condition and Results
------  -----------------------------------------------------------------------
of Operations continued..
-----------------------

Overall, the major costs were Research & Development for the H-NET(R) project, wages and commissions, management fees, office and general, and rents for both periods. The company invested $40,873 in R&D in this quarter and through careful cost tracking, the company was able to reduce the expenses compared with the comparable quarter an year ago. Following a year of large-scale investment, in the H-NET transaction network, the H-Net website portal, technology and sales and marketing activities, the company has now begun to consolidate these efforts and make significant progress towards providing a global solution.

Despite making significant investments into expanding the company, its products and awareness on a global basis, the company remains debt free. The cash position of the company decreased to $660,713 from the $1,054,689 of the previous comparative quarter, maintaining a healthy cash reserve. Retained earnings declined marginally to $1,322,217 from $1,642,226 on a comparative basis. Current assets as a whole changed from $1,389,295 to $1,198,176.

The company's disciplined approach to controlling expenses coupled with a significant effort by key personnel has been beneficial in assisting to maintain a solid revenue flow while promoting H-NET services on a global basis and distributing the new H-NET services. The company is encouraged by the growth seen from its various website services. The company continued its development of an Internet based transaction processor and various web-related services, H-NET(R).

The company continued development of the H-NET portal with additional services for the Vision Care Industry. It is anticipated that further strategic partnerships established with providers, payors, suppliers and laboratories will substantially strengthen H-NET's relationships with key players and trading partners as well as broaden H-NET's offerings and assist in aggregating a critical mass of users on a global basis.

All H-NET products continued to be marketed through fiscal 2000, where the impact is expected to provide significant gains in 2001. Expected R&D credits, which typically impact the bottom line, were not calculated into this quarter.

The company remains debt free.

                                H-NET.NET, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED OCTOBER 31, 2000
                          (Expressed in U.S. dollars)

                                    PART II
                                    -------

Item 1.  Legal Proceedings
--------------------------

AlphaBytes Computer Corporation (AB), the Canadian subsidiary of Alpha Bytes INC., is a party to litigation against Gunther Slaton, Sally Engle and Profitable Packaging Concepts (PPC) Inc. stemming from perpetrated agreements relating to the operations of Systems By Design Inc (SDI), a company in the packaging business. In April 1997, an arbitrator in NY issued an award in favor of Slaton, Engle and PPC, against AB, Anton Stephens, SDI and Peter Markus jointly and severally. This award totals approximately $425,000, including interest.

While the Judgement has now been registered, the company continues its battle with the Courts to reconsider the decision of the Arbitrator whereby a previously undisclosed judgment held by Slaton against Peter Markus, who was to have represented Alpha Bytes and Stephens at the original arbitration, prejudiced their defense in that proceeding. Mr. Markus, purporting to be a New York attorney, failed to submit any documents in the defense of the claim and failed to put forth any counterclaim on behalf of Alpha Bytes or Stephens even though there was strong evidence available of losses sustained in this transaction, which had been brokered by Markus.

Courts in Niagara Falls, New York have scheduled further hearings to determine the outcome. In the event the order is not vacated, according to Canadian Law any order against a Canadian company will need to be re-heard in a Canadian Court prior to enforcement. In the opinion of Management, the ultimate disposition of these matters will have no material adverse effect on the company's financial position, results of operations or liquidity.

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

H-NET.COM INC.


By

      Anton Stephens
      President and Director
      (Principal Executive Officer)


Date  Dec 13, 2000


By

      Christine Stephens
      Secretary and Director


Date: Dec 13, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By

      Anton Stephens
      President and Director
      (Principal Executive Officer)


Date: Dec 13, 2000



By

      Christine Stephens
      Secretary and Director


Date: Dec 13, 2000