Form 10-K
period 2001-01-31
HNET NET
filed 2001-04-30
CIK 831232

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           __________________________

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For fiscal year ended January 31, 2001

                        Commission File Number 33-20783-D

                                 H-NET.NET INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days YES XX
                                      ---

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $ 8,770,162 on or about JANUARY 31, 2001.

There were 15,661,004 shares of common stock outstanding having a NO par value per share as of JANUARY 31, 2001.

================================================================================

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

Report on the 2-1 stock split effective in April, 2000

                                     PART I
                                     ------

--------------------------------------------------------------------------------
This report contains certain forward looking statements, which may involve known and unknown material risks, uncertainties and other factors not under H-NET's control including without limitation its ability to operate as a going concern, the need for additional financing, the impact of competition, the management of growth, compliance with regulatory requirements, H-NET's ability to implement its long term business plan for acquiring complementary businesses and H-NET's ability to enter into agreements with marketing or distribution partners, which may cause actual results, performance and achievements of H-NET to be materially different form H-NET's expectations.
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

     All companies are owned by H-NET.NET, Inc formally known as Alpha Bytes Inc and H-NET.COM, a publicly held Colorado Corporation. Alpha Bytes Inc. changed its name to H-NET.NET, Inc in December 1999. In the transformation of our business, we followed a strategic plan to refresh our products from our historical legacy applications to our company's new portfolio of products and services. At the same time, we decided to retire Alpha Bytes New York, Alphabytes Canada and all of their legacy based products to inactive while we proceeded with establishing H-NET to offer our new products and services to customers, and strongly profile H-NET as the service provider of choice to the vision care community.

     H-NET.NET is building up to a position where it will instigate an acquisition strategy within the highly fragmented Internet Optical industry with a view to expand through acquisitions. With this strategy, as well as internal expansion H-NET.NET intends to become the leading applications software developer with a multi-service Internet portal and Internet driven transaction processing services. H-NET `s global digital model is intended to help eye care providers retain their customers, create ordering efficiencies and assist in training of staff. In addition the electronic transaction processing services will assist in deriving quantifiable savings in the processing of managed care claims using the Internet.

     H-NET.NET currently has an installed base of over 6,500 sites (equivalent to more than 40,000 users) in the vision care industry, which it provides an integrated software product line and a newly developed multi-service Internet portal which provides transaction services and global digital solutions. It has generated operating profits during fourteen of the last sixteen years.

     The US optical product market is estimated at $18 billion in 2000. H-NET believes that current demographic trends, technological innovation, medical advances and relatively attractive profit margins are fuelling the optical industries growth. H-NET believes that as the U.S. population ages and grows in size, the demand for vision correction and eyewear products will increase. Neither corporation has ever been a party to any material reclassification, merger, consolidated, or purchase or sale of a significant amount of assets not in the ordinary course of business.

N.B. Any references in this document to H-NET.NET, Inc prior to the date of the above mentioned name change refer to the company doing business under the previous name of Alpha Bytes Inc or H-NET.COM.

Background Information
----------------------

     H-NET.NET began business in the Canadian City of Toronto, Ontario in 1983 with the objective of capitalizing on business opportunity provided by the evolving personal computer market in the area of easy to learn and operate applications software. H-NET.NET elected to specialise in the health care market because of management's perception that it afforded substantial sales volume and because the health care business was (and is) a stable, essential, growing and prospering industry. After two years of producing specialized software, H-NET.NET narrowed its niche to the vision care industry.

     H-NET.NET has become a leading software applications vendor in the international vision care business supporting its clients with offices in Toronto, Ontario and Niagara Falls, New York. Management believes that H-NET.NET has more contracts among the top 100 North American vision care chains than any other vendor. A partial list of its clients includes: Pearle Vision (Texas); Cole Vision (Cleveland); Eye Care Centers of America (San Antonio); LensCrafters (Cincinnati); Standard Optical (Toronto); D.O.C. (Detroit); Bensons (Minneapolis); Family Vision and Wal Mart' Sams stores (Fayetteville, Arkansas); the Bay Group (Toronto); Optica Lee Borinquen (Puerto Rico) and Scrivens Optical (Great Britain).

     Management believes that H-NET.NET was the first vendor to offer a full line of integrated software products for retail corporate chains and independents using the Internet for electronic communications, retail store/practice management system(POS); home office management system(H.O) and labs & superstores (LAB).

     H-NET.NET has an informal corporate development understanding with Merrill Lynch, Pierce, Fenner & Smith, including a commitment to participate in the funding of provider receivables. H-NETInc has enjoyed a long standing successful working relationship with Unisys and IBM in the joint marketing and technical support of vision care chain clients in North America and the United Kingdom. In addition, Microsoft, Compaq, WorldCom (a leading network company), Quantum Optical (a leading provider of Vision care continuing education) and Integrated ECOMM (a leading supplier of Telephony applications) are parties to strategic alliances (expected to commence in the first quarter of 2000) with H-NET.NET for marketing of the H-NET Healthcare Internet Based Network.

Business Development
--------------------

     In 1983, personal computer software technology was being introduced in vision care industry laboratories to assist the mathematics of lens grinding and job tracking. H-NET.NET introduced what management believes was the first commercially successful designed developments for personal computer based practice management systems for opticians and optometrists.

During the period from 1984 to 1986, H-NET.NET created the software and trained the staff to operate 450 stores throughout Canada (using two languages) for Standard Optical, the retail division of Imperial Optical. Between 1985 and 1986, H-NET.NET developed medical billing applications allowing health care providers to electronically process claims to government agencies such as OHIP (the Ontario Govt. Health Care Ministry) & other Canadian provinces.

In 1986, IBM selected H-NET.NET as its vision care software vendor for joint marketing of software, hardware and support, with the target market being chains and independent health care providers in North America and the United Kingdom. During the 1986 through 1987 period, H-NET.NET won chain contracts with Detroit Optical, Sterling, Bensons and others. In 1989, Price Waterhouse, working for LensCrafters, chose H-NET.NET, Inc to automate the chain's more than 700 locations. H-NET.NET developed a point of sale system to work on IBM's RISC 6000 computer. Its Alpha Lab II software program was the first to provide a software platform for use with the IBM RISC 6000 in large wholesale laboratories. Because clients required and demanded technology connecting their retail, laboratory and home office administrative operations in a compatible electronic environment, in 1990 H-NET.NET developed and became the first vendor to offer an "off-the-shelf price" for full product lines. They included the Alpha POS (point of sale) program for retail operations; the Alpha PM program for practice management; the Alpha Lab I & II programs for Laboratories; and the Alpha H.O. program for home office management.

     In 1993, Family Vision Centers of Fayetteville (which operates the optical departments for Walmart and Sam Stores), retained H-NET.NET to train its staff in 172 locations on the Alpha POS program running on IBM personal computers with prescriptions electronically transferred to the laboratory facilities. Optica Lee Borinquen, a leading vision care chain in Puerto Rico (with 42 stores), retained H-NET.NET technology to set up and connect its retail, laboratory and home operations.

     H-NET.NET also began to automate one of the world's largest chains by providing software services to the Caribbean operation of Pearle Vision Group. In addition to its vision care developments, in 1993, H-NET.NET developed a full point of sale and home office system for the hearing aid industry and won a contract with one of the largest chains in the U.S., HEARx, and H-NET.NET penetrated the British market by beginning automation of Specialeyes.

     In 1995, H-NET.NET began the initial investigations for the software necessary to offer transaction network processing services in real-time or batch mode to the United States vision care business, wherein no such services exist. H-NET.NET has initiated product development for a service to be called H-NET for order processing and claims processing between health care providers and their suppliers including the government agencies.

     In 1996, development began of the cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of Point of Sale Software (POS/2/), Laboratory Management Software (LAB/2/), and its Home Office Software System (HO/2/) was released. Additionally, the company completed development of the Point of Sale Software for the Hearing Aid Retail Sales Industry (POSH).

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

     In 1999, the company concentrated in development of an Internet portal for Vision care providers. With a view to positioning itself as the global provider of internet based services for the vision care industry, the company developed its central hub with multiple levels of services, products and Internet based transaction services. In addition, the company formed strategic alliances with Microsoft, Compaq, WorldCom (a leading network company), Quantum Optical (a leading provider of Vision care continuing education) and Integrated ECOMM (a leading supplier of Telephony applications).

     In 2000, the company marketed its Internet services comprising of the Virtual trade show, on-line education programs, web-related hardware sales and various software products. While abandoning some of the non-producing business relationships, the company continued its established relationships and partnerships with Microsoft, IBM, Compaq, WorldCom, Quantum, Network Solutions, CardServe International and Symbol Technologies.

BUSINESS

Principal Products or Services and Their Market
-----------------------------------------------

     Management believes that there are intrinsically linked opportunities in North America, the United Kingdom and the EEC. They involve the possible increase of H-NET.'s share of applications software business among corporate chains; the possible establishment within the vision care industry of real-time transaction processing services; and the establishment of an interactive real-time processing and ordering system for the medical community, coupled with general third party claims processing. The software products connecting retail, laboratory and home office are available from H-NET.NET and each can be customized to meet a customer's unique ways of doing business, while interfacing into H-NET's real-time transaction network.

     "Alpha POS/2/" is a cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of its Point of Sale Software for the ophthalmic industry and is used in operating a retail location. It keeps track of patient data, Rx information and inventory; automatically prices prescriptions; manages all financial information; and keeps track of staff performance. It also includes special features for optometrists.

     "Alpha HO/2/" is a cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of its administrative package for home office use. It keeps track of and consolidates information from all stores, most notably the "day sheet" data on financials and inventory, providing management with a complete and accurate business picture on a daily basis. HO's is a flexible package, capable of handling the administration of small and multi-national chains.

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

     The Internet based "H-NET Transaction Network" is a software product that allows the user to process payment claims and order goods and services with access to electronic communications networks. H-NET has multiple services that will be actively market in 2001. These services include the acceptance of spectacle insurance and government claims; eligibility checking on a limited basis, healthcare provider claims; prescription ordering, lens ordering and frame ordering contact lens ordering from suppliers. In addition, the company can assist in the building of web-sites, provides continuing education and hosts a Virtual trade show for suppliers with the capability of displaying products in 3D.

     The next phase involves factoring services, hosted business services, expanding the ability to communicate to Insurance companies, increasing the capability to electronically verify eligibility, provide e-mail promotions and expand its electronic financial capabilities. In addition to software sales, many clients prefer a single source purchase wherein H-NET.NET supplies hardware requirements and all service support (e.g., training, telephone support and updates). It is also anticipated that the ASP prototype will be expanded and turned into a true working model in fiscal 2002.

New Client Sources
------------------

     Using programs available through H-NET.NET health care providers can easily check product availability or inquire as to the status of existing orders. Suppliers are able to transmit price list, product data, statements or other provider specific information, facilitating direct communication between the two parties. E-mail features available through H-NET.NET programs provide a direct advertising medium for suppliers permitting instant reaction to new trends, styles and promotions that are characteristic in the industry. As the user base grows H-NET will support electronic catalogues used either through access by modem or on discs or CD ROMS.

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

     The term "suppliers" (as used in this section) refers to retail and wholesale laboratories and lens/frame manufacturers. The OMA (Optical Manufacturers Association) has completed development of the general supplier interface. H-NET.NET as part of the H-NET services, has already developed the PC interface allowing messaging over the worldcom networks.

     Currently, H-NET can communicate on a real time-basis through the Internet to Vision Services Plan, Medicaid, Medicare and various Blue Cross and Blue Shield plans and over 400 payors. H-NET plans to bring other payors on line as soon as practicable. Management knows of no entity other than H-NET.NET that is attempting to interface directly through the Internet with insurance companies for the direct transmission of vision care non-medical claims (e.g. claims involving frames, lenses, add-on's and accessories).

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

Competition And Demand for services
-----------------------------------

     The marketing of applications software is related to the benefits of real-time network transaction processing. In the opinion of management, H-NET.NET enjoys an advantage over R.L.I., Marchon, EYE-COM and First Insight, its major competitors, as a result of its ability to offer prospective corporate chain
clients a complimentary service not available from such sources.   H-NET's
chain clients enjoy a significant financial advantage, since not only is their order processing info automatically integrated into their applications software but their product order service is paid for by "suppliers".

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

     Health care providers do not generally pay transaction fees for placement of product orders to frame, lens, medical goods or laboratory suppliers. Those service fees are paid by the suppliers, not only because it is good customer service, but also because receiving an order electronically is less costly (by about 60%). Electronic claims processing appears to be perceived as more productive than hard copy claims processing by governments at all levels, which are requiring such procedures as exclusive methods for payment. Some governments contribute to the costs of transactions processing. Management believes that such trends will become pervasive on an on-going basis as the Internet continues to increase the part it plays.

Strategic Alliances
-------------------

     H-NET services are made possible through the joint efforts of industry leaders in areas that make up the H-NET communications superhighway. Strategic alliance partners and their roles in H-NET are as follows: H-NET Computer Corporation, the H-NET co-ordinator, software development and support services; Microsoft for Operating Systems/Databases/Application software, Envoy for Claims processing and WorldCom is responsible for general H-NET communication services. Merrill Lynch, Pierce Fenner & Smith, responsible for financial services and receivables factoring. In addition, H-NET has partnered with Quantum Optical for continuing education content and Integrated ECOMM for providing an integrated telephony hook-up interfaces to the POS software system.

     Envoy is a large organization with connections to many independent real-time claims processors. With years of experience and links to many additional insurance agencies, these real time clearinghouses annually processes in excess of 1 billion health claims and another 2 billion transactions per year for credit cards, financial, and other commercial services.

     WorldCom, through its world wide communications capability, handles all the communication needs of H-NET. Through WorldCom, H-NET offers a "local network" that spans the globe and provides worldwide access.

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

Anticipated Developments
------------------------

     In conjunction with Microsoft, IBM, Compaq, WorldCom, and Quantum Optical, H-NET.NET is presenting products introducing the "Internet Based Vision Care Superhighway", which management believes will be actively marketed fiscal in 2001. H-NET.NET re-designed and re-programmed its entire line of software, using what management believes to be the most technologically advanced features in the industry. The first version of the re-designed line was released in early 1999 and the second version in mid 2000.

     H-NET.NET plans to aggressively market its application products world-wide and to seek out other opportunities in the health care industry, with the goal of expanding its business into other market niches and expanding the limits of its present niche. In the immediate future, H-NET.NET plans to aggressively market third party processing packages and to market practice management systems.

     H-NET.NET will continue marketing its applications software, hardware services and Internet services in traditional fashion by availing itself of opportunities to demonstrate products and their effect on a client's return on investment. This is accomplished through personal interview obtained through introductory letters, telephone calls, referrals and trade shows. Sales will be under the supervision of H-NET.NET 's current management, working with on-staff and commissioned sales staff. Presently, H-NET.NET, Inc plans to attend seven trade shows during this year.

     H-NET.NET's expertise in the vision care industry is expected by management to provide the credibility, experience and products, under the H-NET Internet based umbrella, to market a third party processing package and other non-vision care specific services through H-NET to general health care providers, including hospitals, clinics, homes for the aged, medical and dental practitioners. Marketing of H-NET to the general health care marketplace is expected to be through a brokerage system on straight commissioned salesmen.

     H-NET.NET is able to offer health care providers a package offering seven distinct money and time saving advantages, transaction prices and free software as well as financing of receivables. The typical existing transaction price for services starts at $0.50. Billing companies typically charge between 4% and 10% of a claims value for their services. The POS/2/ software is priced between $3,000 - $3500, the HO/2/ software is priced between $15,000 - $100,000 and the LAB/2/ software is priced between $5,000 - $25,000. The exhibitors in the virtual trade show pay on average $1500 per annum and web-site development start at a low figure of $1000.

     H-NET.NET is able to offer the health care providers claims processing at a minimum baseline per transaction charge of less than $0.50, in concert with a more competitive percentage charge based on value levels of claims, each of which is tracked in the network administrative software. H-NET.NET's strategy is to earn its revenue from transaction processing pre-billed to the health care provider. H-NET.NET, Inc will provide the software (H-NET only) at no cost other than minimum telephone support expenses and annual update fees of approximately $50 - $100. The software also offers extra features, such as a payment reconciliation module and patient recall service. Thus, H-NET's. technology delivers more competitive prices and greater savings.

     H-NET.NET also offers health care providers a program for financing their electronic claims receivables to assist in their cash flow management. Claims processing on a real time basis is possible to over 400 insurance companies, and standard transmission of claims is being expanded to include major carriers such as Blue Cross and Blue Shield. Medical claims can currently be transmitted to all major insurance carriers. Management anticipates that insurance carriers will be added throughout fiscal 2001 as the required interfaces are developed for vision care and non-medical claims.

Through H-NET's offering of continuing education courses to Web-Design and a supplier based Virtual Trade show, H-NET is well positioned to emerge as the central hub with its one stop multi-level Internet portal. However, to accomplish its plans in completing development of marketing H-NET over the next fiscal year, management feels that H-NET.NET will require about $5,000,000 in debt or equity financing. Primarily Due to decline in the markets , H-NET has not yet succeeded in raising the required funding.

Factoring services
------------------

     Many health care providers are interested in selling their account receivables in order to alleviate the monthly cash flow requirements. This practice has grown because health care providers such as physicians, clinics, hospitals, etc., rely on compensation from third party sources, which result in administrative costs and slow payment. Vision care providers are expected to be slower to avail themselves of receivable financing opportunities because financing receivables involves a new concept. Management believes that H-NET 's ability to assist in arranging for receivables financing provides it with a competitive edge over other electronic service providers in the health care business. In addition, it generates significant profits with minimum risks due to verified/guaranteed eligibility.

Distribution Methods of the Products or Services
------------------------------------------------

Market Analysis

     The vast majority of the United States population requires some form of vision correction at some point in their lifetimes. In 2000, the median age for eyewear buyers was 35 years. After age 65, an estimated 96 percent of the population requires vision correction, and the population will be ageing at a considerable rate well into the next century.

     In 2000, over 90 million people in the United States bought eyewear, spending 15 billion dollars. Sales growth, even during the soft economy of previous years, was a typical five percent. The vision-care market is a mature market where structural changes require long periods of time. Steady incremental growth has been the characteristic of the industry, and this trend is expected to continue. Although dwarfed in size by the 850 billion-dollar healthcare market in the United States, the vision care sector is huge, estimated at 16 billion dollars yearly.

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

     Further Market penetration. The company will continue to develop and offer a wide range of software modules for patient care, patient management, financial and inventory control and to market such modules either as a complete solution or as part of the H-NET portal. The company intends to seek to increase its share of the healthcare information systems market by utilizing the H-NET model and by expanding its sales and marketing personnel in an effort to penetrate other healthcare markets in the U.S. The company is actively seeking strategic alliances and partners that are active in target markets. These alliances may include distribution, joint marketing or licensing arrangements. The company believes that multiple revenue streams generated by the software products and the portals services will provide the company with a consistent and stable revenue stream. Therefore, with a portion of the proceeds from the offering, the company plans to expand its maintenance, customer support and web based activities.

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

   Continuing Analysis of the market. Upon conducting further analysis of the vision care market, H-NET deemed an Application Service Provider (ASP) solution, a software application and a Web Portal, offering a group of products and services, the best solution for filling the vision care industry's needs. Anchored by the H-NET transaction-processing network, the services have been built and tested through client release sites.

   With the ability to process payments and electronically move funds, the basic building blocks for e-commerce and electronic health care are in place. The added ability to process electronic vision care claims means that H-NET is poised to connect all the delivery systems in vision care through the supply chain. This means substantial recurring revenues from transaction flows. The study also focused on an on-line "dashboard" giving providers a large umbrella of products and services. The user interface is a Web browser or H-NET software and it will access an ever growing number of services built over time from the main core of the now phase one roll out.

   By implementing an ASP solution, the H-NET group will place itself in an advantageous position with regards to implementing technical innovations about to be released and realizing recurring revenue streams. The advent of hand held devices and the interface to the Internet fits well into the sales model of industry members. By including contact management and increased efficiencies between contacts, sales and lead tracking we have an opportunity to offer a world-class service.

   Provide Solutions to Other Markets. The company is seeking to capitalize on the acceptance, adaptability and similarity of the existing software and H-NET portal services by increasing its marketing and product development efforts to develop solutions for other healthcare segments that are not saturated. Leverage Global Presence; The company believes that its international base of installations and its ability to provide customers with world wide technical support, training and consulting services constitute important factors in selling to international customers. In Fiscal 2001, tc he company started actively marketing its products in Europe and the Middle East.

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

     General Marketing Strategy. The H-NET marketing strategy is to enhance, promote and support the fact that its products, connecting retail, lab and home office, deliver the most productive return on investment, and none of their competitors reportedly have achieved that level of performance. In addition, to the best of management's knowledge, no other vendor has entered into a strategic alliance with a major player, such as WorldCom, to offer a single source service such as H-NET, or has as many software products that perform at either end of the network.

     This strategy will be directed at exploiting the synergism between the marketing of applications software, which is the core of the Company's present business, and the benefits of real time network transaction processing through H-NET. It is a major advantage over the Company's competitors to be able to market to a corporate chain client a "complimentary" service.

Competitive Advantages  for Growth and Profitability

     Two to three year lead over competitors. No other company currently offer a single source comprehensive Internet based portal, vision care claims processing capabilities and product order processing service currently in the market.
     Credibility, expertise and quality products under the H-NET umbrella to market third-party processing package to vision care and other segments of healthcare industry.
     Strategic partnerships with major players in communication, telecommunications and financial services.
     Retail arena poses high barriers to entry.
     Strong operating income margins and low debt-to-equity ratio.

Marketing Sales and Distribution

Marketing Plans and Distribution
--------------------------------

     H-NET.NET has targeted 100 of the top chains in North America, the United Kingdom, the European Community and the Middle East as qualified prospects for applications software, hardware and web based services. Management believes that the business potential for H-NET Transaction Network billable Internet transactions is a very large and untapped market as is evident from the following estimates.

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
--------------------------------------------------------------------------

Notes and Sources of Data:
1. 35% of spectacle sales are estimated to be third party. Source, survey of H-NET.NET chain clients.
     This estimate came from Towers Corp., the United States' largest health care insurance billing agency.
2. Every spectacle order goes to a laboratory and there were 80 million customers in 1997. Source: 20 and 20.
3. The typical laboratory places 125 orders to suppliers per month. 2,500 laboratories x 125 orders x 12 months (assuming the market to be 80% of all labs).
4. Chain bulk buying accounts for 33% of the 80 million customers and the result is divided by 10% since chains order a frame in lots of 10. (80,000,000 x 33% x 10%)
5. The total number of transactions are reduced by 60% of 10.6 million customers in 1997 since most patients are served from health care providers inventory. Source, survey of H-NET.NET clients.
6. As in 1., every third party claim could be electronically checked for eligibility.
7. About 60% of the total 80 million customers in 1997 paid by credit card. This also includes balances not included in third party claims. Source:
     NDC.
8. The 600 suppliers issue a product catalogue once a year to the 75,000 professionals who work in an estimated 40,000 locations or (550 x 40,000). Estimates by H-NET.NET, Inc from data from OOA and AOA.
9.   The typical supplier runs 4 promotions per year. 550 x 40,000.
10. The potential is 1.8% of the total dollar volume of 4.63 $billion (35% of 13.22 $Billion total sales) or $800M.
11.  All third party customers are treated as potential banking transactions.
12. The cost of an average transaction is between $0.25 and 0.30 and the average selling price is $0.40. The average cost of a financial transaction is between $0.02 to $0.04 and the average selling price is between $0.03 and $0.05

     H-NET.NET introduced the first 3 services immediately in Qtr 1 of 2000, followed by introduction of more value added services over a next year as warranted by market responses and the number of health care providers using the service.

     H-NET's marketing strategy is to enhance, promote and support the fact that its products, connecting retail, lab and home office, delivers the most productive return on investment, and none of its competitors reportedly have achieved that level of performance. In addition, the Company has entered into a strategic alliance with major players such as WorldCom, Network solutions, Lifelearn Inc to offer a single source service such as H-NET(R), or has as many software products that perform at either end of the network. This strategy will be directed at exploiting the synergism between the marketing of applications software, which is the core of the Company's present business, and the benefits of real time network transaction processing through

     H-NET has a major advantage over its competitors to be able to market to a corporate chain client a "complimentary" service that they cannot offer.

     Applications Software

     H-NET products can be used by Opticians, Optometrists, Ophthalmologists and assistants across the vision care industry. The POS/2/, HO/2/ and LAB/2/ systems are installed in many of the countries largest and prominent vision care chains such as Walmart's Sam stores, Lenscrafters, Cole Vision and Pearle Vision. There are many wholesale labs and independents also utilizing the software. The Company predominantly markets its software through its own sales force comprising of six marketing people by attending major conventions and by word of mouth. The company also utilizes Medinformatics, Millbrook and Medinfo by using their sales force to market the POS/2/ /HO/2/ /LAB/2/ software that is integrated into medical systems providing a seamless operation.

     It is important to note that H-NET's business in this sector has traditionally been focused upon the top one hundred corporate chains in North America and the United Kingdom as well as 2,500 laboratories. The Company will continue marketing these products and services in the traditional fashion of obtaining the opportunity to demonstrate the products and return on investment to prospective clients. This is accomplished by personal contact generated by letters, telephone, referrals and trade shows. The Company will attend from five to seven major trade shows in the United States this year. The Company commenced operations in Great Britain in 2000 through a license agreement with a British company that will be set up solely to market H-NET's products to the British (and later European) vision care industry.

     H-NET(R) Transaction Network

     Long-term success is based upon the ability to establish the FIRST and largest user base among the providers. H-NET is working closely with OMA Manufacturers Associations to create any de facto standards that may be necessary to implement order processing. The Company, together with representatives of the major lens, frame and contact lens manufacturers, has made significant strides towards the goal of finalizing the required formats. H-NET is an integral part of the decision-making process due to its superior technology and large client base. These pioneering achievements will be highlighted throughout our promotional material as well as the trade journals and periodicals of the major lens, frame and contact lens industry.

     Since every provider eyewear sale needs a lab, labs are being marshalled as one of the sales forces to distribute H-NET software to customers. In return the lab receives, free of charge, the order acceptance module of Alpha Lab/2/. The lab then pays a transaction fee for each prescription sent in by the provider. A similar co-operative program is being offered to the frame and lens suppliers.

     While the Company is actively pursuing its own user base to bring them "on line", the prominent Web site developed by the company which is linked to over 24 search engines is one of the tools used for the marketing of the transaction network and its portal. The company has executed alliance agreements with several prominent players in the vision care arena who assist in the marketing process. This will serve to motivate suppliers to join the network or be superseded by their competitors. It is anticipated that H-NET marketing activity will enhance the marketing of other H-NET products and increase sales.

H-NET  Marketing Strategy

     Update existing client base and encourage them to use electronic communications.
     Encourage other software suppliers to join in and provide incentives. Provide "free" H-NET software that encompasses electronic communications. Perform seminars strategically around the country to promote H-NET.
     Use a company funded marketing force to promote and market H-NET.
     Use independent representatives.
     Attend conventions under H-NET banner.
     Use chains to market to their company owned or affiliated providers. Leverage the POS/2/ system price and trade transactions for up-front software fee.

Key Personnel

     Mr. Stephens, President of H-NET, whose background includes management and development of the nation-wide MIS system used by Morguard Investments and development of the CBS Records financial computer systems. Mr. Stephens has also been involved with the co-ordination and development of the first computer software system for complete control of a large auto-dealership. Mr. Stephens has over 20 years experience in computers.

     Mr. Ray Coty, Vice President had worked for the AIIM Group implementing ASP and hosted services for major clients. He was instrumental in setting up large global networks and Internet solutions for Government and private clients. His current responsibilities include the company's technological and business development issues.

     Mr. Winter is responsible for the design and development of software systems, data modelling and project management. Employed with the company since 1985, he brings a wealth of knowledge in creating advanced applications for the complete vision care supply chain. He has been instrumental in the development and implementation of systems since 1985, including large Enterprise operations. Mr. Winter also provides marketing support.

  Mr. Duane Topliffe, H-NET's Sales & Marketing Manager, is a licensed optician and has managed his own retail locations.

     In total H-NET employs 20 people, consisting of Executive Management, systems and Marketing Personnel, Web programmers, sales personnel and administrative staff.

Proprietary and Intellectual Rights

     H-NET uses the service mark H-NET registered with the United States Patent Office (Number 85884) on October 18, 1994. The service mark has a term of six years and is renewable for an additional five-year period. This trademark was renewed for a further five years.

     Other than for the trademark of H-NET, the Company relies primarily on a combination of copyright law and trade secret law to protect its proprietary technology. The Company has internal policies and systems to ensure limited access to and the confidential treatment of its trade secrets. The Company distributes its products with software license agreements, which grants customers licenses to use the Companies products (rather than ownership) and contain various provisions to protect the Companies ownership and the confidentiality of the underlying technology. The Company uses software encryption and "Software Dongels" keyed to the software serial numbers to protect unauthorized use or duplication of its software. Additionally, the Company also requires its employees and other parties with access to its confidential information to execute confidentiality agreements prohibiting the unauthorized use or disclosure of the Companies technology.

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

Competition

     H-NET was the first company to offer corporate chains compatible products connecting retail, lab and home office. It is this combination that delivers the most productive return on investment and none of the Company's competitors reportedly have achieved this level of performance. To the best of management's knowledge, competition for this market is limited to in-house systems and two other companies: Compulink Business System, Inc., Westlake CA, who cater to the optometric side of the business and thus do not provide direct competition, and RLI, Peoria IL, who operate with a small base of chain clients. Some competition has also emerged from a new entrant and First Insight Corporation.

     Competition for laboratory business has become a replacement business to modernize old systems. There are no competitors offering single-source comprehensive vision-care claims and product order processing service. The concept is well understood and discussed in the trade journals, but no enterprise has yet been able to assemble the software and resources necessary to accomplish the task. Competitors in the third-party medical processing industry offer similar services, but at higher prices and without the ability to transmit vision care information, product data or orders to suppliers. H-NET believes it has a preparatory advantage over suppliers of systems in other healthcare sectors.

Status of any Publicly Announced New Products or Services
---------------------------------------------------------

H-NET Healthcare Network
------------------------

     Anticipating that regulatory authorities would move towards requiring health care providers to submit health care claims electronically in order to save money and control costs, during the past two years H-NET.NET developed software product technology allowing health care providers and related customers to communicate electronically with suppliers, to process private insurance and government third party claims and to order goods and services over a real-time network. The program is called H-NET Healthcare Network and it will allow a health care provider to select any one of the following transaction services from a single menu; eligibility checks for third party claims; payment processing for insurance and government claims; order processing frames, lens accessories, contact lenses; prescription laboratory orders; electronic product catalogues; e-mail service (promotions from suppliers); factoring services for verified receivables; financial services and electronic banking; and, debit card transactions.

     H-NET.NET is unaware of any competitor offering similar programming for the vision care business and anticipates that success will depend on its ability to establish the first and largest user base among health care providers. Since every health care provider spectacle sale needs a laboratory, laboratories will be targeted as a sales force to distribute H-NET software in by the health care provider. A similar co-operative program will be offered to frame/Lens and contact lens suppliers. A direct mail, trade journal advertising, trade show promotion program will also target health care providers.

     H-NET.NET's marketing plans for H-NET have been enhanced by the active marketing support available from its alliance partners who have recently agreed to actively get involved in marketing H-NET to their customers and to use it as an enticement to increase the growth of their own businesses. H-NET.NET will also directly approach its own user base and bring as many as possible on line in the first year. The currently available user base is expected to cause suppliers to either join the network or be left behind by their competitors.

     H-NET will be sold and serviced by a group of strategically located agents who will buy transaction services from H-NET.NET, typically $0.50 per transaction. Working with a spread of $0.25, they re-sell the service to the health care provider at a price up to the competitive level of $0.75 as well as a percentage rate keyed to set claim dollar-value levels. The key candidates as Agents are the many local billing services. Multiple sales and service executives will be assigned the tasks of locating, training and supporting the network of agents. Sales development materials will principally rely upon direct mailings, trade shows, advertising in professional trade publications and seminars.

Second Generation Point Of Sale, Home Office, and Laboratory Management Software
--------------------------------------------------------------------------------

     H-NET.NET has completed development of, and is actively marketing, its cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible versions of its previous line of products for the ophthalmic industry. The main objective in the development, incorporating a state of the art Graphical User Interface, was to enhance the usability of the software and to develop an industry standard database that would allow users more complete access to the wealth of information that is accumulated in the databases.

     In addition, as more users of the existing H-NET.NET software were expressing an interest in taking a more active role in the development of unique features for the software, it was necessary to develop software packages that could be enhanced directly by users with the desire and ability to do so.

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

     In response to these market pressures, H-NET.NET developed POS/2/, HO/2/ and LAB/2/, each of which has generated a tremendous amount of market enthusiasm. The products were introduced to the market, commencing in 1999, and the impact in fiscal 2000 was significant. Management anticipates that, as this product is better known throughout the ophthalmic community, its impact on income in fiscal 2001 will be even greater than in fiscal 2000.

Competitive Business Conditions and Competitive Position in the Industry and
----------------------------------------------------------------------------
Methods of Competition
----------------------

     H-NET.NET's business has traditionally been targeted to the top 100 corporate chains in North America and the United Kingdom and to approximately 2,500 laboratories. Competition comes from two sources, in-house systems operated by large accounts and other providers of services to retail chains. In-house systems appear to be dwindling as a result of the maintenance costs, lack of efficiency (personal and resources must be maintained on a full time basis, whether or not used), and an inability to keep pace both technically and in
product development.   As a result of such decline, Price Waterhouse recommended
that LensCrafters replace its in house system with a specialized third party solution by H-NET.NET, now encompassing over 800 sites.

     Material competition for corporate chain business is, to the best of management's knowledge, limited to H-NET.NET and two other companies. It is most significantly impacted by product efficacy, the availability of a full product line capable of connecting operations, price and terms information, on-going support and updates capabilities and prior operating history. H-NET.NET's major competitors are Compulink and R.L.I., with a limited base of chain clients.

     Competition for laboratory business centres on the ability to modernize old systems. There are four major competitors, B.R.C., DVI, Marchon and CC Systems, which have a combined customer base of approximately 500 clients. H-NET.NET is not aware of any material competitors offering single source comprehensive vision care claims and product order processing service. The concept is well understood and discussed in a futuristic sense in trade journals but no other enterprise has, to management's knowledge, yet been able to assemble the software technology and resources necessary to successfully compete with H-NET.NET.

     Current transaction processing operates on a proprietary and fragmented basis. For example: Lens manufacturers, such as Sola, E-Dr. and American Optical, have provided a proprietary order entry software package to their largest customers. Some laboratories have offered similar services. There are no frame ordering services and, if there were, they would probably be proprietary. Some vendors give health care providers the ability to capture the government claims (HCFA form) electronically and send it to the payer via modem.

     H-NET's competitors in the third party medical processing industry offer similar services but at higher prices and generally do not have the ability to transmit electronic orders to suppliers.

     Management believes that H-NET.NET has certain competitive advantages that will permit it to retain a leadership position in its industry niche. The retail arena poses difficult start-up challenges because profitability is tied to success in retail sales, an area in which H-NET.NET has a two to three year lead over competitors. H-NET.NET was the first vendor to offer corporate chains compatible products connecting retail establishments, laboratory and home offices. Management believes that this combination delivers the most productive return on investment and no competitors have reported a comparable level of performance.

     Management is not aware of any other vendor in its niche market that has entered into strategic alliances with major companies offering single source services comparable to H-NET.NET, that have as many software products performing at either end of the network, that have as many retail chain and independent market customers; or that operates in North America, the United Kingdom, the European Community, Latin American and the Caribbean.

     Management believes that H-NET.NET's leadership in the introduction of software systems and products has made its customers reliant thereon, with little material likelihood that they will change product and service sources unless a competitor provided dramatic price and performance superiority. Such opinion is based on the observations that the average health care provider deals with between 15 to 25 suppliers and would not normally change to multiple supplier proprietary directories. In management's opinion, H-NET.NET's customers require a single directory system like H-NET for all services and, to the best of management's knowledge, no other such services are reasonably available.

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

     In fiscal 2001 no one customer accounted for more than 5% of its continuing business.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or
-----------------------------------------------------------------------------
Labor Contracts, Including Duration
-----------------------------------

     None.

Service Mark and Copyrights
---------------------------

     H-NET.NET (subsidiaries of the Company) use the service mark "H-NET" registered with the United States Patent Office (Number 185884) on October 18, 1994. The service mark has a term of six years and is renewable for an additional five-year period. All of H-NET.NET's software is believed subject to common law but unregistered copyrights. In fiscal 2001, the H-net service mark was renewed for a further five years.

Licenses
--------

     H-NET.NET, Inc grants its customers licenses to use its software program on a non-transferable but permanent basis. Licenses granted by H-NET.NET, Inc provide for a limited 90 day warranty period, after which H-NET.NET, Inc has no further liability, unless the license has entered into a separate maintenance agreement. There are no outstanding claims under any license or maintenance agreements, or, to the best of H-NET.NET's management's knowledge, any likely claims. Copies of H-NET.NET's material license and maintenance agreements are included as exhibits to the report on Form 8-K filed on January 6, 1995.

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

Estimate of the Amount Spent During Each of the Last Two Fiscal Years on
------------------------------------------------------------------------
Research and Development Activities and, if Applicable, the Extent to Which the
-------------------------------------------------------------------------------
Cost of Such Activities are Borne Directly by Customers
-------------------------------------------------------

     H-NET.NET, Inc has revamped its product line and made inroads into the British vision care software applications industry. Management believes that the keys to H-NET.NET's success are a focused effort in our niche market; a superior product line that is constantly upgraded; hands on sales and support by H-NET.NET's top executives, so they are never far from the marketplace; a positive return on investment by its clients; and financial stability to develop new products and strategies to meet market challenges.

     During the past two years, management believes that H-NET.NET has spent approximately $600,000 on research and development activities, none of which has been borne directly by its customers, although all of it will be amortized as a portion of the goods and services sold as a result of developments derived from such research. In Fiscal 2001 alone the company spent approximately $300,000 in R&D for the H-NET project.

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

Equipment
---------

     The capital assets of the Company, as valued for accounting purposes, have a depreciated book value of $56,990. Furniture consists of two sets of boardroom furniture, two sets of waiting room furniture, six sets of executive office furniture, desks, filing cabinets, bookcases and occasional furniture for the staff.

     The key equipment consists of an multiple Compaq servers, IBM RISC 6000 computer; 30 Pentium computers, 8 dot matrix printers, 2 color ink-jet printers, and 7 laser printers; three photocopiers, three fax machines; communications equipment and modems; tape storage equipment; Novell 4.0, LANTASTIC, Windows NT, CITRIX networks; and both a 24 station phone system (Toronto), and a 6 station phone system (NY).

Investment Policies
-------------------

     The Company has no investment policies with respect to investments.

Item 2  Properties
------  ----------

     The Company shares office space with H-NET.COM (New York), its wholly owned New York subsidiary. Its address is 345 Third Street, Suite 645; Niagara Falls, New York 14303. Its phone number is (716) 284-2465 and its fax number is (716) 284-2478. The Company's other subsidiary, H-NET.COM (Canada) is headquartered at 205-7050 Woodbine Avenue, Markham, Ontario L3R 4G8. Its phone number is
(905) 475-3249 and its fax number is (905) 475-8629.   The Niagara Falls
facility is a suite within a large 6 storey office building complex comprising
of approximately 2,000 square feet.   The annual rental, on a triple net basis,
is approximately $7,500. The lease expires on December 01, 2001. The building is leased. The Ontario facility has been leased from V & A Properties Limited since October of 1982 under five year leases.

The annual base rental was $23,500 for the year ending in January 31 2001 and the rent is expected to be the same for fiscal 2002. The premises comprise of 5000 sq. feet. Management is of the opinion that its current facilities are adequate for its immediate needs. As the Company's business increases, additional facilities may be required, after January 31, 2002.

Item 3  Legal Proceedings
------  -----------------

Alphabytes Computer Corporation ("Alphabytes Canada"), a Canadian subsidiary of H-Net.Net Inc., is a party to a litigation against Guther Slaton, Sally Engle and Profitable Packaging Concepts Inc. This case, which started in 1992 ended in April 1997 with an arbitration award against Alphabytes Canada for $405,000. However, according to Canadian law any order against a Canadian company will need to be re-heard in a Canadian court prior to enforcement. In the opinion of the management, the ultimate disposition of this matter will have no material adverse effect on the company's financial position, results or liquidity. Alphabytes Canada and Alpha Bytes NY are now inactive companies.

H-NET.COM a Canadian subsidiary of H-Net.Net, obtained a judgement for fraud in the amount of $160,000, together with punitive damages and costs, amounting to a judgement total of over $200,000 bearing interest at 6%. This judgement is against Andre Hamilton, Lola Hami 1383065 Ontario Ltd, Imperial Computers. Errol Barnswell and Carlton Jackson, arising out of a transaction for the purpose and sale of computer equipment. Despite the fact that a judgement for fraud survives bankruptcy, the receivable arising from this transaction has been written down to an estimated realisable value.

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
  None.

                         PART II
                         -------

Item 5  Market for the Registrant's Common Equity and Related Stockholder
------  -----------------------------------------------------------------
        Matters
        -------

Price Range of Common stock and Dividends
-----------------------------------------

     The Common Stock of the Company commenced trading in the May 1994. The following table sets forth for the periods indicated the range of high and low representative bid quotations for the Company's Common Stock which were obtained from market makers. A 2-1 stock split took effect in April 2000.

       Quarter Ended          ASK-High       Bid-Low
       -------------          --------       -------
       April 30, 2000          $4.62         $4.25
       July 31, 2000           $2.00         $1.75
       October 31, 2000        $1.06         $1.00
       January 31,2001         $0.56         $0.50


     The number of record holders of Common Stock of the Company as of January 31, 2001, were 180. Additional holders of the Company's Common Stock hold such stock in street name with various brokerage firms. The Company has reason to believe that such additional shareholders total approximately 500.

Item 6  Selected Financial Data
------  -----------------------

The following table summarizes selected historical financial information of H-NET.NET as of January 31,2001 and Jan 31, 2001 and for the fiscal years ended January 31, 1999, 2000, and 2001.

Condensed Balance Sheet Information                   2001          2000
-----------------------------------------------   ----------    ----------
Current Assets                                    $  836,472    $1,153,375
Capital Assets                                        56,998        73,914
Total Assets                                         893,470     1,310,189
Total Liabilities                                     62,261       114,675
Stockholders' Equity                                 893,470     1,310,289
-----------------------------------------------   ----------    ----------


Condensed Statement of Operations Information         2001          2000         1999
-----------------------------------------------   ----------    ----------   ----------
Revenue                                           $1,448,869    $  895,373   $1,644,821
Expenses                                           2,072,052     1,160,700    1,014,208*
Gross Profit                                        (623,183)     (265,327)     630,613
Net Gain (Loss)                                     (525,836)     (206,288)     300,886
Net Earnings (Loss) Per Share                         (0.034)       (0.014)       0.020
-----------------------------------------------   ----------    ----------   ----------
* Includes H-NET R&D expense of $272,827

Item 7  Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
of Operations
-------------

The following discussion and analysis relate to factors which have affected the financial condition and results of operations of the Company for its years ended January 31, 2000 and January 31, 2001.

H-NET.COM, Inc (Canada) and H-Net.Com, Inc (New York), together called H-NET.NET work in conjunction with each other in producing, marketing, installing and supporting the products and services of these companies. H-NET.NET, Inc. has no active income save for the activities of the H-NET Group. Therefore, the financial information regarding the parent company and its two subsidiaries are presented on a consolidated basis.

Revenues were $ 1,448,904 for the fiscal year ended Jan 31, 2001 as compared to revenues of $895,373 in the previous year, reflecting the growth of the company's Virtual Trade show, on-line education programs, web-related hardware sales and software products as the company continued to broaden its revenue base and transition away from relying solely on PC based sales. Reflecting large investments in marketing, sales and on-going development of the new services the company generated a gross loss of $623,183 for the fiscal year ended Jan 31, 2000 which generated a gross loss of $265,327.

Expenses were $2,072,052 for the fiscal year ended Jan 31, 2001 as compared to $1,160,700 for the period ending on Jan 31, 2000. Earnings were $ (525,836) for the fiscal year ended Jan 31,2001 as compared to $(206,288) for the period ending Jan 31, 2000.

Overall, the major costs were R&D, sales and marketing, on going development of the new Web related services, which began in the 1st Qtr, wages and commissions, management fees, office and general, and rents for both periods. Despite investing approximately $300,000 in R&D in total, and through careful cost tracking, the company was able to minimize the loss. The Revenue increased in all quarters. The company to-date has invested its own cash for the development of H-NET, the marketing and promotion and continue to remain debt free.

The cash position of the company decreased to $444,857 from $926,926 in the previous fiscal year, still providing a reasonable cash reserve. Retained earnings decreased from $1,442,491 to $915,655 on Jan 31, 2001 and current assets as a whole changed from $1,310.289 to $893,470.

The overall declines in the earnings are directly attributed to the company's R&D ($272,827) investment into H-NET, in the marketing and promotion of the new product line, in acquiring a new "trade show booth", in the acquisition of Internet related hardware, building ASP prototypes, web site development and in the acquisition of specialized telecom equipment.

In order to maintain its state-of-the art applications and data processing technology, the company continued strengthening its infrastructure by increasing its capacity in storage and warehousing of data. Archiving capabilities were also expanded and interfaces for data protection were installed. A fibre optic broadband link was installed along with new Cisco bursting switches. The company also renewed its overall storage area network capabilities and secure high-speed access for its customers.

In addition, it enhanced its value-added network, Intranet, Extranet and changed to more sophisticated encryption and certificate technology to upgrade its secure fund transfer and medical payment capabilities.

In the central hub core, the company renewed its various processing engines, upgraded its data base servers, and installed new firewall and gateway technology to protect its processor engines and client customers. High speed and sophisticated telecom capabilities were utilised for conducting ASP technology business.

Despite the severe downturn in the Vision retail segment, the company expects to catch up on the declines in the latter quarters of fiscal 2001, when the recession is expected to subside. It is also expected that the international marketing efforts to continue in 2001 which could provide dramatic growth in the not too distant future.

It is expected that all developed products will be marketed aggressively through fiscal 2001, where the impact is expected to be greater if the current recession in North America, Europe and Middle East comes to an end early. It is also expected that this will produce significant financial improvement with positive results on both the top and bottom line from growing revenue streams from the transactions, Internet portal services and hosted business application services.

Material Events
---------------

Acquisition of H-NET.NET, Inc
-----------------------------

We adopt all previous disclosures from prior filings.

Liquidity
---------

     Management believes that H-NET ("the Company") has the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set. However, to fully maximize the potential presented by the key events presented below, management believes that approximately $5,000,000 will need to be raised. The funds will be primarily used to complete development of the later phases of H-NET, increase the marketing effort in North America, Europe and the middle East, assist in production of marketing material, as well seeking entry to NASDAQ small caps. Marketing effort would be increased by hiring a sales staff of six salesmen, and increasing the number of national/regional trade shows and conferences attended. It is anticipated that the funds will be raised through a private placement.

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

     During Fiscal 2001, the company expects to continue updating existing users with new versions of the systems, containing Phase II H-NET components that provides Internet based technology with electronic eligibility checking, claim submission, Lab Order submission and various credit card/debit card functionality.

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

                                  First Elected
Name                 Age       or Appointed/Term        Position
----                 ---       -----------------        --------
Anton Stephens       49          *                       Chairman and CEO
Dr . Ying            39          Aug 20/12M              Director
Mr. Lewis            33          Aug 20/12M              Director
-------------------------------------------------------------------------------
Notes to table: * Elected on December 3, 1994, by the board of directors of the Company, to serve as a director until the next annual meeting of the Company's stockholders, and until his successors are elected, qualified and assume their offices. Service as an officer is at the pleasure of the board of directors.

Biographies of Directors, Officers and Director Nominees
--------------------------------------------------------

Anton Stephens
--------------

     Mr. Stephens, age 49, has been President of H-NET.COM a corporation organized under the laws of the Canadian Province of Ontario, since 1983, and has been the President of H-NET.Com, Inc, a New York Corporation, since its organization in 1988. development and marketing, specializing in the dental, medical and vision care industries. The consolidated Alphabytes companies have been accepted as business partners by IBM, Unisys and NCR, and are believed by management to be the world's largest supplier of POS related applications to the vision care industry. Both companies develop, market, service and enhance software for the health care industry, with a high degree of specialization and expertise in the vision care industry. Mr. Stephens is responsible for the overall management of both entities, and along with the management team, all key decisions with respect to strategic planning, product development, marketing, and finances. Mr. Stephens is responsible for the overall strategic planning and Mrs. Stephens is responsible for the day to day operations. Mr. Stephens graduated from Brunel University (United Kingdom) in 1974 with a Bachelor of Science degree in computer sciences. Prior to 1984, Mr. Stephens was employed as a systems analyst at the Kent County Council (United Kingdom) and at Molins Manufacturing; he served as a computer industry consultant in Canada, where his clients included the Ontario Provincial Government (part of the design and implementation team which developed the Ontario health care system), General Motors (developed leasing and sales systems) and CBS (development of royalty payment system). He thereafter served as the director of data processing for Morgard Property Investments (Canada's second largest property management company).

Mr Ying and Mr. Lewis
---------------------

     Both Mr. Ying and Mr. Lewis are business people.

Item 11    Executive Compensation.
-------    -----------------------

General
-------
                          SUMMARY, COMPENSATION TABLE
                          ---------------------------

                       Annual Compensation            Awards                   Payouts
                       -------------------           --------                  --------
                                            Other
                                            Annual            Rest-
                                           Compen-            ricted   Aw-
Name                                       sation             Stock    ards     SUOP    SARS   LTIP    Ot
Position                Year      Salary    ($)       Bonus     ($)     ($)     ($)      (#)    ($)   ($)
---------------------  -------  ----------  -------  --------  -------  -----  --------  -----  -----  ----
Anton Stephens*           2000  ***         **       ***       ***      ***    ***       ***    ***    ***
Christine Stephens+       2000  ***         **       ***       ***      ***    ***       ***    ***    ***
Doug Winter (1)           2000  $68,000    ***       (4)       (4)      ***    ***       ***    ***    ***
Barry Sutters(2)          2000  $55,000    ***       (4)       (4)      ***    ***       ***    ***    ***
Ray Coty(3)               2000  $75,000    ***       (4)       (4)      ***    ***       ***    ***    ***
-----------------------------------------------------------------------------------------------------------

LEGEND: SOUP is Securities Underlying Options/Payouts; Other is all other Compensation
Notes:
*    Chief Executive Officer, President and Chairman of the Board of Directors.
+    Secretary
** H-NET paid an annual management fee of $230,000 to Alphabytes Management, INC., a corporation organized under the laws of the Canadian Province of Ontario and wholly owned by the Stephens Family.
     Mr. Stephens is provided with use of a vehicle on which the H-NET.INC spent $4,000.
***  None.
(1)  Mr. Winter is a Systems Manager
(2)  Mr. Sutters is a Project Manager
(3)  Mr. Coty is the Vice President of Operations
(4) Expected to be among the persons to whom a 500,000 share from a reserved block will be awarded, when the Board of Directors develops criteria for awards.

Long-Term Incentive Plan ("LTIP)
--------------------------------

     Neither the Company nor any subsidiary thereof has any long-term incentive plans. However, the Company's Board of Directors has authorized the reservation of 500,000 shares of its common stock for use in compensating professional advisors, consultants and employees of the H-NET.NET To date, 275,000 such shares have been reserved and options thereto issued to employees. The options are valid from May 1, 1996 to October 31, 2001 at a price of $.01 per share.

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

Other Arrangements
------------------

     Neither the Company nor any of its subsidiaries have any other arrangements to compensate its directors, other than the management agreement pursuant to which the H-NET.NET paid an annual management fee during the 2001 fiscal year of $230,000 (Total compensation taken by Mr. And Mrs Stephens for full time employment), to Alphabytes Management INC., a corporation organized under the laws of the Canadian Province of Ontario. Alphabytes Management, INC., one of the Company's principal stockholders, is wholly owned by the Stephens family.

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

                                                  Percentage         Other
                                                  of Voting          Basis
                         Basis for                Securities         For
Name                     Control                  Owned              Control
----                     -------                  -----              -------

Pinewood Resources      Stock Ownership           72% *                None

* Majority owned by the Stephens Family


Transaction with Promoters, if Organized Within the Past Five Years
-------------------------------------------------------------------

     Neither the Company nor its subsidiaries were organized within the past five years.

PRINCIPAL STOCKHOLDERS

     The following sets forth the security ownership of Management of the Company and any holders of the Company's common stock known to own 5% or more of the Company's issued and outstanding common stock, as of January 31, 2001.

     As of the date of this Current Report, the following persons (including any "group" are, based on information available to the Company, beneficial owners of more than five percent of the Company's common stock (its only class of voting securities):

Name and                         Amount and
Title         Address of          Nature of      Percent
of            Beneficial         Beneficial         of
Class           Owner               Owner         Class
--------  ------------------  -----------------  --------
Common    Pinewood Resources  Record &            72%
Stock     c/o Merill Lynch    Beneficial
          2 Raffles Link,     11,700,000 shares
          Marina Bayfront
          Singapore 039392

The major stockholder of Pinewood Resources is the Stephens family.

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

                      Name and                 Amount and
Title                Address of                 Nature of      Percent
of                   Beneficial                Beneficial         of
Class                  Owner                      Owner         Class
--------  --------------------------------  -----------------  --------
Common    The Stephens Family               Beneficial              72%
Stock     c/o H-NET.NET                     11,700,000 Shares
          205-7050  Woodbine Avenue
          Markham, Ontario, Canada L3R 4G8

Owned of record by Pinewood Resources.


Item 13    Certain Relationships and Related Transactions.
-------    -----------------------------------------------

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

                       Relationship        Nature of Interest    Amount of
Name                    to Company           in the Company      Interest     Year
----                    ----------           --------------      --------     ----
Anton Stephens    Officer, Director               +               $4,000      1999
                  & Principal Stockholder         +               $4,000      2000
---------------------------------------------------------------------------------------
+  Mr. Stephens is provided with use of a vehicle for which H-NET.NET pays.

                                    PART IV
                                    -------

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------   -----------------------------------------------------------------
          (a) The following documents are filed as a part of this Report:
          (1) Financial Statement.  The following Financial Statements are filed
              --------------------
              as part of this Report:

                                                              Page
                                                              ----

     Report of Independent Public Accountants                  F-1
     Balance Sheets, July 31, 2001 and January 31, 2000        F-2
     Statements of Operations, Year Ended January 31,
      1999                                                     F-3
     Year Ended January 31, 2000 and
     Year Ended January 31, 2001.
     Statement of Stockholders' equity                         F-4
     Statement of Cash Flows, Year Ended January 31,
      1999                                                     F-5
     Year Ended January 31, 2000 and Year Ended
     January 31, 2001.
     Notes to Financial Statements                             F-6

     (2)  Exhibits.  The following exhibits are filed as part of this Report:
          --------

Exhibit No.    Item
-----------    ----

     2.0       +   Current Report on Form 8-K
     2.1       ++  First Amendment to Report on Form 8-K
     2.2       +++ Second Amendment to Report on Form 8-K
     3.1       *Articles of Incorporation of Registrant dated
               May 16, 1986
     4.0       +   Resolution of the Shareholders of H-NET.NET
     3.2       **  Bylaws of Registrant.
     4.1       *Warrant Agreement
     4.2       *Underwriter's Warrant

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

                                 H-NET.NET INC.
                           (formerly H-NET.COM Inc.)

                       CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED JANUARY 31, 2001
                          (Expressed in U.S. Dollars)

                                     INDEX


      1     AUDITORS' REPORT


      2     CONSOLIDATED BALANCE SHEETS


      3     CONSOLIDATED STATEMENTS OF LOSS


      4     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


      5     CONSOLIDATED STATEMENTS OF CASH FLOWS


      6-11  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                AUDITORS' REPORT


To the Board of Directors and Stockholders of H-Net.Net Inc.:
(formerly H-NET.COM Inc.)


We have audited the accompanying consolidated balance sheet of H-Net.Net Inc. as at January 31, 2001 and 2000 and the consolidated statements of loss, stockholders' equity and cash flows for the years ended January 31, 2001, 2000 and 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at January 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.


Shimmerman Penn Burns Becker, LLP

Chartered Accountants

Toronto, Canada

March 7, 2001

                                 H-NET.NET INC.
                           (formerly H-NET.COM Inc.)

                          CONSOLIDATED BALANCE SHEETS

                        AS AT JANUARY 31, 2001 AND 2000
                          (Expressed in U.S. Dollars)


                                                               Note        2001        2000
                                                            --------   ----------   ----------
ASSETS
Current:
Cash                                                                   $   82,774   $  270,193
Available-for-sale securities                                  3          362,083      656,733
Accounts receivable                                                       214,218       58,783
Income taxes recoverable                                                  138,880      146,042
Prepaid expenses and sundry assets                                         38,517       21,624
                                                                       ----------   ----------
                                                                          836,472    1,153,375
                                                                       ----------   ----------
Long term:
Deferred stock issuance costs                                  4                -       83,000
Capital assets                                                 5           56,998       73,914
                                                                       ----------   ----------
                                                                           56,998      156,914
                                                                       ----------   ----------
TOTAL ASSETS                                                           $  893,470   $1,310,289
                                                                       ==========   ==========
LIABILITIES
Current:
Accounts payable and accrued liabilities                               $   62,261   $   52,413
Deferred income taxes payable                                                   -       62,262
                                                                       ----------   ----------
TOTAL LIABILITIES                                                          62,261      114,675
                                                                       ----------   ----------
STOCKHOLDERS' EQUITY

Capital stock                                                  6          440,828      427,082
Employee share options                                                      1,090        1,090
Retained earnings                                                         916,655    1,442,491
Unrealized holding loss on available-for-sale securities                 (190,009)    (323,982)
Foreign exchange adjustment                                              (160,359)    (158,542)
                                                                       ----------   ----------
                                                                        1,008,205    1,388,139

Less treasury stock at cost                                    7         (176,996)    (192,525)
                                                                       ----------   ----------
                                                                          831,209    1,195,614
                                                                       ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  893,470   $1,310,289
                                                                       ==========   ==========

On Behalf of the Board:  ____________ Director   ____________ Director

                             See accompanying notes

                                 H-NET.NET INC.
                           (formerly H-NET.COM Inc.)

                        CONSOLIDATED STATEMENTS OF LOSS

                  YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
                          (Expressed in U.S. Dollars)

                                                        Note         2001         2000       1999
                                                     ----------   ----------   ----------   --------
REVENUE

Sales                                                              $1,389,672   $  834,845   $1,602,107
Investment income                                                      59,197       60,528       42,714
                                                                   ----------   ----------   ----------

                                                                    1,448,869      895,373    1,644,821
                                                                   ----------   ----------   ----------
EXPENSES

Less direct costs                                                     592,729       23,047        2,283
Wages, management and consulting fees                                 398,956      249,359      216,898
Travel and promotion                                                  297,774      206,782      141,440
Research and development                                  8           272,827      330,298     364,363
General and administrative                                            226,655      205,106      152,387
Loss on disposal of available-for-sale securities                     190,170       41,469            -
Professional fees                                                      68,647       48,200      104,199
Amortization                                                           21,245       30,529       28,851
Interest and bank charges                                               3,049       25,910        3,787
                                                                   ----------   ----------   ----------

                                                                    2,072,052    1,160,700    1,014,208
                                                                   ----------   ----------   ----------

EARNINGS (LOSS) BEFORE INCOME TAXES                                  (623,183)    (265,327)     630,613
                                                                   ----------   ----------   ----------

Provision for (recovery of) income taxes:

Current                                                               (35,085)     (55,121)     318,137
Deferred                                                              (62,262)      (3,918)      11,590
                                                                   ----------   ----------   ----------

                                                                      (97,347)     (59,039)     329,727
                                                                   ----------   ----------   ----------
NET EARNINGS (LOSS)                                                $ (525,836)  $ (206,288)  $  300,886
                                                                   ==========   ==========   ==========

EARNINGS (LOSS) PER SHARE                                     9    $   (0.034)  $  (0.014)   $    0.020
                                                                   ==========   ==========   ==========



                             See accompanying notes

                    H-NET.NET INC. (formerly H-NET.COM Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    YEARS ENDED JANUARY 31, 2001, 2000 AND 1999 (Expressed in U.S. Dollars)


                                  Capital Stock                Options              Treasury Stock
                             ------------------------  -----------------------  ----------------------
                               Number                   Number                    Number
                             of Shares      Amount     of Shares     Amount      of Shares   Amount
                             ----------  ------------  ---------  ------------   --------  ------------

BALANCE AS AT JANUARY 31,
 1998                         7,468,002     $250,968    264,000      $ 17,000   145,000     $(112,332)
Net earnings for 1999                 -            -          -             -         -             -
Foreign exchange
 adjustment for 1999                  -            -          -             -         -             -
Unrealized loss on
 available-for-sale
 securities                           -            -          -             -         -             -
Employee share options
 issued as compensation for
   services received                  -            -    100,000         1,000         -             -
Purchase of stock on open
 market                               -            -          -             -    27,500       (14,444)
                             ----------     --------   --------      --------   -------     ---------

BALANCE AS AT JANUARY 31,
 1999                         7,468,002      250,968    364,000        18,000   172,500      (126,776)
Net loss for 2000                     -            -          -             -         -             -
Foreign exchange
 adjustment for 2000                  -            -          -             -         -             -
Unrealized loss on
 available-for-sale
 securities                           -            -          -             -         -             -
Employee share options
 issued as compensation for
   services received                  -            -    100,000         1,000         -             -
Exercise of employee share
 options                        355,000       17,910   (355,000)      (17,910)        -             -
Purchase of stock on open
 market                               -            -          -             -    16,900       (88,513)
Sale of stock on open
 market                               -      158,204          -             -   (32,195)       22,764
                             ----------     --------   --------      --------   -------     ---------

BALANCE AS AT JANUARY 31,
 2000                         7,823,002      427,082    109,000         1,090   157,205      (192,525)
Net loss for 2001                     -            -          -             -         -             -
Foreign exchange
 adjustment for 2001                  -            -          -             -         -             -
Unrealized loss on
 available-for-sale
 securities                           -            -          -             -         -             -
Stock split                   7,823,002            -    109,000             -   157,205             -
Purchase of stock on open
 market                               -            -          -             -    13,300       (22,747)
Sale of stock on open
 market                               -      100,746          -             -   (82,832)       38,276
Common shares issued as
 compensation for services
 received                        15,000        2,000          -             -         -             -
Deferred stock issuance
 costs written off                    -      (89,000)         -             -         -             -
                             ----------     --------   --------      --------   -------     ---------

BALANCE AS AT JANUARY 31,
 2001                        15,661,004     $440,828    218,000      $  1,090   244,878     $(176,996)
                             ==========     ========   ========      ========   =======     =========




                                           Unrealized
                                             Loss On
                                           Available-     Foreign
                              Retained      For-Sale      Exchange
                              Earnings      Securities    Adjustment      Total
                             ------------  -----------  ------------  ------------

BALANCE AS AT JANUARY 31,
 1998                        $1,347,893    $       -     $(127,807)   $1,375,722
Net earnings for 1999           300,886            -             -       300,886
Foreign exchange
 adjustment for 1999                  -            -       (33,458)      (33,458)
Unrealized loss on
 available-for-sale
 securities                           -     (293,458)            -      (293,458)
Employee share options
 issued as compensation for
   services received                  -            -             -         1,000
Purchase of stock on open
 market                               -            -             -       (14,444)
                             ----------   ----------     ---------    ----------

BALANCE AS AT JANUARY 31,
 1999                         1,648,779     (293,458)     (161,265)    1,336,248
Net loss for 2000              (206,288)           -             -      (206,288)
Foreign exchange
 adjustment for 2000                  -            -         2,723         2,723
Unrealized loss on
 available-for-sale
 securities                           -      (30,524)            -       (30,524)
Employee share options
 issued as compensation for
   services received                  -            -             -         1,000
Exercise of employee share
 options                              -            -             -             -
Purchase of stock on open
 market                               -            -             -       (88,513)
Sale of stock on open
 market                               -            -             -       180,968
                             ----------   ----------     ---------    ----------

BALANCE AS AT JANUARY 31,
 2000                         1,442,491     (323,982)     (158,542)    1,195,614
Net loss for 2001              (525,836)           -             -      (525,836)
Foreign exchange
 adjustment for 2001                  -            -        (1,817)       (1,817)
Unrealized loss on
 available-for-sale
 securities                           -      133,973             -       133,973
Stock split                           -            -             -             -
Purchase of stock on open
 market                               -            -             -       (22,747)
Sale of stock on open
 market                               -            -             -       139,022
Common shares issued as
 compensation for services
 received                             -            -             -         2,000
Deferred stock issuance
 costs written off                    -            -             -       (89,000)
                             ----------   ----------     ---------    ----------

BALANCE AS AT JANUARY 31,
 2001                        $  916,655    $(190,009)    $(160,359)   $  831,209
                             ==========   ==========     =========    ==========



                             See accompanying notes

                                 H-NET.NET INC.
                           (formerly H-NET.COM Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEAR ENDED JANUARY 31, 2001, 2000 AND 1999
                          (Expressed in U.S. Dollars)

                                                                  2001         2000         1999
                                                               ---------   ----------   ----------
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net earnings (loss)                                            $(525,836)  $ (206,288)  $  300,886
Items not affecting cash:
Amortization                                                      21,245       30,529       28,851
Deferred income taxes                                            (62,262)      (3,918)      11,590
                                                               ---------   ----------   ----------
                                                                (566,853)    (179,677)     341,327
                                                               ---------   ----------   ----------
Changes in non-cash working capital items relating
   to operations:
Accounts receivable                                             (155,435)     158,301      449,150
Income taxes recoverable                                           7,162     (146,042)           -
Prepaid expenses and sundry assets                               (16,893)       4,957       (7,964)
Accounts payable and accrued liabilities                           9,848        7,295      (47,306)
Income taxes payable                                                   -     (134,565)     (20,720)
                                                               ---------   ----------   ----------
                                                                (155,318)    (110,054)     373,160
                                                               ---------   ----------   ----------

                                                                (722,171)    (289,731)     714,487
                                                               ---------   ----------   ----------
FINANCING ACTIVITIES
Issue of shares                                                    2,000            -            -
Issue of employee share options                                        -        1,000        1,000
Deferred stock issuance costs                                     (6,000)     (83,000)           -
Purchase of stock for treasury                                   (22,747)     (88,513)     (14,444)
Sale of treasury stock                                           139,022      180,968            -
Foreign exchange adjustment                                       (1,817)       2,723      (33,458)
                                                               ---------   ----------   ----------
                                                                 110,458       13,178      (46,902)
                                                               ---------   ----------   ----------
INVESTING ACTIVITIES
Unrealized loss on available-for-sale securities                 133,973      (30,524)    (293,458)
Purchase of capital assets                                        (4,329)      (8,905)     (52,410)
                                                               ---------   ----------   ----------
                                                                 129,644      (39,429)    (345,868)
                                                               ---------   ----------   ----------
INCREASE (DECREASE) IN CASH AND
   AVAILABLE-FOR-SALE SECURITIES                                (482,069)    (315,982)     321,717

Cash and available-for-sale securities at the beginning of
   the year                                                      926,926    1,242,908      921,191
                                                               ---------   ----------   ----------

CASH AND AVAILABLE-FOR-SALE SECURITIES
   AT THE END OF THE YEAR                                      $ 444,857   $  926,926   $1,242,908
                                                               =========   ==========   ==========

ADDITIONAL INFORMATION

Interest paid                                                  $   3,049   $   25,910   $    3,787
                                                               =========   ==========   ==========

Income taxes paid (recovered)                                  $ (69,749)  $  153,248   $  235,071
                                                               =========   ==========   ==========


                             See accompanying notes

                                      5

1. CHANGE OF NAME

   The corporation changed its name from H-NET.COM Inc. to H-NET.NET Inc. by Articles of Amendment dated July 26, 2000.

2. ACCOUNTING POLICIES

   (a) Principles of consolidation

       All subsidiaries have been included in the consolidated financial statements. The consolidated wholly-owned subsidiaries at January 31, 2001, were as follows:

       H-NET.NET Inc. (Canada)                      ("H-Net Canada")
       H-NET.NET Inc. (New York)                    ("H-Net New York")
       Alphabytes Computer Corporation (Canada)     ("Alphabytes Canada")
       Alpha Bytes Computer Corporation (U.S.A.)    ("Alpha Bytes U.S.")

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

2. ACCOUNTING POLICIES

   (c) Foreign currency

       Exchange gains and losses resulting from the consolidation of the Canadian subsidiary are reflected as an adjustment to stockholders' equity.

   (d) Investment tax credits

       Investment tax credits are accounted for as a reduction of research and development costs in the year the credits become available, provided there is reasonable assurance that they will be realized.

   (e) Use of estimates

       The preparation of these financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

3. AVAILABLE-FOR-SALE SECURITIES

                                  2001      2000
                                --------  --------

Cost                            $552,092  $980,715
Less unrealized holding loss     190,009   323,982
                                --------  --------
                                $362,083  $656,733
                                ========  ========


                             See accompanying notes

4. DEFERRED STOCK ISSUANCE COSTS

   In the prior year, the company had arranged for a private placement of $6,000,000 of common shares pursuant to an offering document which expired May 31, 2000. The company incurred a total of $89,000 in costs related to the offering. As the private placement was not completed these costs have been written off in the current year.

5. CAPITAL ASSETS


                                           Accumulated          Balance
                                Cost       Amortization       2001      2000
                               -------     -------------     -------   -------

   Furniture and equipment     $17,116       $ 3,553        $13,563   $17,867
   Vehicles                      1,931           579          1,352     2,436
   Computer hardware            58,453        16,370         42,083    52,866
   Computer software               743           743              -       745
                               -------       -------        -------   -------
                               $78,243       $21,245        $56,998   $73,914
                               =======       =======        =======   =======

6. CAPITAL STOCK

   (a) The company is authorized to issue 100,000,000 common shares at $0.001 par value per share and 5,000,000 preferred shares at $0.001 par value per share.

   (b) In the year ended January 31, 2000, 355,000 common shares were issued as a result of exercise of stock options by the company's employees.

   (c) On April 1, 2000, there was a two-for-one share split of common shares.

   (d) In the year ended January 31, 2001, the company issued 15,000 shares as compensation for services rendered to the company.

   (e) The company has granted outstanding options to purchase shares as follows:
       18,000 employee share options with an exercise price of $0.01 per share expiring October 31, 2003
       200,000 employee share options with an exercise price of $0.01 per share expiring October 31, 2004

7. SHARES HELD IN TREASURY

   The Board of Directors has authorized a stock repurchase plan whereby the company will purchase up to 500,000 shares of the company's common stock to be used for reissuance upon the exercise of stock options, in future acquisitions for stock or for other corporate purposes. During 2001, the company purchased 13,300 common shares for treasury at a cost of $22,747 and sold 82,832 treasury shares for proceeds of $139,022.

8. RESEARCH AND DEVELOPMENT

                                  2001        2000
                                --------    --------
Cost                            $277,631    $418,814
Less investment tax credits       (4,804)    (88,516)
                                --------    --------
                                $272,827    $330,298
                                ========    ========

9. EARNINGS PER SHARE

   In February 2000, the Financial Accounting Standards Board issued Statement No. 128 Earnings Per Share which required the company to change the method used for computing earnings per share. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options is excluded.


                             See accompanying notes

   Earnings (loss) per share has been calculated using the weighted average number of common shares outstanding excluding the dilutive effect of stock options and all prior periods have been restated. The average number of shares outstanding under this assumption would be as follows:


              Year ending January 31,     2001      --      $15,646,045
                                          2000      --       15,404,374
                                          1999      --       14,936,004

10. RELATED PARTY TRANSACTION

    During the year, the company was charged $169,000 (2000 - $204,000) for management and financial services of the president and secretary provided by a related company.

11. COMMITMENTS

    Leases of premises

    The company is committed under existing leases for premises to the following minimum annual rents:

              Year ending January 31,  2002         -          $    24,000
                                       2003         -                4,000

12. CONTINGENCIES

          (a) Alphabytes Computer Corporation ("Alphabytes Canada"), a Canadian subsidiary of H-Net.Net Inc., is a party to a litigation against Guther Slaton, Sally Engle and Profitable Packaging Concepts Inc. This case, which started in 1992 ended in April 1997 with an arbitration award against Alphabytes Canada for $405,000. However, according to Canadian law any order against a Canadian company will need to be re-heard in a Canadian court prior to enforcement. In the opinion of the management, the ultimate disposition of this matter will have no material adverse effect on the company's financial position, results or liquidity.

          (b) H-NET.NET Inc., a Canadian subsidiary of H-Net.Net. Inc., obtained a judgement for fraud in the amount of $160,000, together with punitive damages and costs, amounting to a judgement total of over $200,000 bearing interest at 6%. This judgement is against Andre Hamilton, Lola Hami 1383065 Ontario Ltd, Imperial Computers. Errol Barnswell and Carlton Jackson, arising out of a transaction for the purpose and sale of computer equipment. Despite the fact that a judgement for fraud survives bankruptcy, the receivable arising from this transaction has been written down to an estimated realisable value and no provision has been made for any further proceeds or costs arising from this litigation.

13. COMPARATIVE FIGURES

    Certain of the comparative figures have been restated to conform to the presentation adopted in the current year.


                            See accompanying notes

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H-NET.NET, Inc.


By___________________________________________
   Anton Stephens, President and Director
   Principal Executive Officer)

Date:  April 29, 2001


By _________________________________________
   Christine Stephens
   Secretary

Date:  April 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By __________________________________________
   Anton Stephens, President and Director
   (Principal Executive Officer)

Date:  April 29,2001


By ___________________________________________
   Christine Stephens
   Secretary


Date:  April 29,2001

                            See accompanying notes