Form 10-Q
period 2001-04-30
HNET NET
filed 2001-06-15
CIK 831232

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1994.
                 For the Quarterly period ended April 30, 2001

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


           345 THIRD STREET, SUITE 645, NIAGARA FALLS, NEW YORK 14303
          -----------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS
There were 15,661,004 shares of common stock outstanding having no par value per share as of April 30, 2001.


                                                                    INDEX
                                                                    -----

Part I               Financial Information                                                         Page Number
------               ---------------------                                                         -----------
    Item 1           Consolidated Balance Sheet,                                                             3
                     April 30, 2001 (unaudited)

                     Consolidated Statement of Earnings for Quarter Ended                                    4
                     April 30, 2001 (unaudited)

                     Consolidated Statement of Stockholders Equity                                           5

                     Consolidated Statement of Cash Flow for Quarter Ended                                   6
                     April 30, 2001

                     Notes to Financial Statements                                                           7 - 8

    Item II          Management Discussion and Analysis of Financial Conditions                              9 - 10
                     And Results of Operations

Part II              Other Information                                                                       11
-------              -----------------

                                H-NET. NET INC.
                          CONSOLIDATED BALANCE SHEET
                             AS AT APRIL 30, 2001
                          (Expressed in U.S. Dollars)

                                                                                               Apr 30            Apr 30
ASSETS                                                                         Note             2001              2000
                                                                               ----             ----              ----
Current:

Cash                                                                                        $     86,904    $     446,139
Available-for-sale securities                                                   2                234,013          549,550
Accounts receivable                                                                              255,311           76,018
Income taxes recoverable                                                                         181,784          146,001
Prepaid expenses and sundry assets                                                                14,946           52,583
                                                                                            ------------     ------------

                                                                                                 772,958        1,270,291
Long term:

Deferred stock issuance costs                                                                          -           89,000
Capital assets                                                                  3                 52,640           70,606
                                                                                            ------------     ------------
                                                                                                  52,640          159,606
                                                                                            ------------     ------------

TOTAL ASSETS                                                                                $    825,598    $   1,429,897
                                                                                            ============     ============

LIABILITIES

Current:

Accounts payable and accrued liabilities                                                    $     23,855    $      44,750
Deferred income taxes payable                                                                          -           62,262
                                                                                            ------------     ------------

TOTAL LIABILITIES                                                                                 23,855          107,012
                                                                                            ------------     ------------
STOCKHOLDERS' EQUITY

Capital stock                                                                   4                444,376          500,377
Less Treasury Stock at cost                                                                     (171,721)        (177,308)
Share purchase warrants                                                                            1,090            1,090
Retained earnings                                                                                874,329        1,530,165
Unrealized holding gain (loss) on available-for-sale securities                                 (190,468)        (370,040)
Foreign exchange adjustment                                                                     (155,863)        (161,399)
                                                                                            ------------     ------------

                                                                                                 801,743        1,322,885
                                                                                            ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $    825,598    $   1,429,897
                                                                                            ============     ============

                                H-NET.NET INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
                         QUARTER ENDED APRIL 30, 2001
                          (Expressed in U.S. Dollars)

                                                                                       Apr. 30                 Apr. 30
                                                                                         2001                    2000
                                                                                         ----                    ----
REVENUE

Sales                                                                                $  144,479                  $  408,453
Investment income                                                                         7,376                      31,988
                                                                                     ----------                  ----------
                                                                                        151,855                     440,441
EXPENSES

Direct costs                                                                              2,070                      16,358
Research and development                                      6                          51,436                      58,355
Wages, management and consulting fees                                                    33,535                      94,911
Professional fees                                                                        24,623                       5,544
General and administrative                                                               44,397                      73,719
Travel and promotion                                                                     29,819                      19,827
Loss on disposal of available for sale securities                                        32,345                       8,632
Amortization                                                                              4,356                       5,438
                                                                                     ----------                  ----------
                                                                                        222,581                     282,784

EARNINGS BEFORE INCOME TAXES                                                            (70,726)                    157,657

Provision for income taxes:                                                            ( 28,400)                     69,894
                                                                                     ----------                  ----------

NET EARNINGS (LOSS)                                                                  $ ( 42,326)                     87,673
                                                                                     ==========                  ==========

EARNINGS PER SHARE                                            7                      $   (0.003)                 $    0.006
                                                                                     ==========                  ==========

                                H-NET.NET INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         QUARTER ENDED APRIL 30, 2001
                         ----------------------------
                          (Expressed in U.S. Dollars)

                                                                   Capital Stock             Options              Treasury Stock
                                                                   -------------             --------             --------------
                                                                Number of              Number of              Number of
                                                                 Shares     Amount      Shares      Amount      Shares     Amount
                                                                 ------     ------      ------      ------      ------     ------
BALANCE AS AT JANUARY 31, 2000                                 7,823,002   427,082     109,000      1,090       157,205   (192,525)
Net earnings for 2001                                                  -         -           -          -             -          -
Foreign exchange adjustment                                            -         -           -          -             -          -
Unrealized loss on available for sale securities                       -         -           -          -             -          -
Purchase of stock on open market                                       -         -           -          -        13,300    (22,747)
Sale of stock on open market                                           -   100,746           -          -       (82,832)    38,276
Shares issued as compensation for services received               15,000     2,000           -          -             -          -
Deferred stock issuance costs written off                              -   (89,000)          -          -             -          -
Stock split                                                    7,823,002         -     109,000          -       157,205          -
                                                              --------------------------------------------------------------------

BALANCE AS AT JANUARY 31, 2001                                15,661,004   440,828     218,000      1,090       244,878   (176,996)
Net earnings for 3 months ended April 30, 2001                         -         -           -          -             -          -
Foreign exchange adjustment                                            -         -           -          -             -          -
Sale of stock on open market                                           -     3,548           -          -       (13,000)     5,275
Unrealized loss on available for sale securities                       -         -           -          -             -          -
                                                              --------------------------------------------------------------------
BALANCE AS AT APRIL 30, 2001                                  15,661,004   444,376     218,000      1,090       231,878   (171,721)
                                                              ====================================================================


                                                                                        Unrealized
                                                                                       Holding Loss        Foreign
                                                                         Retained      on Available        Exchange
                                                                         Earnings   for Sale Securities   Adjustment       Total
                                                                         --------   -------------------   ----------       -----
BALANCE AS AT JANUARY 31, 2000                                           1,442,491         (323,982)       (158,542)     1,195,614
Net earnings for 2001                                                     (525,836)               -               -       (525,836)
Foreign exchange adjustment                                                      -                -          (1,817)        (1,817)
Unrealized loss on available for sale securities                                 -          133,973               -        133,973
Purchase of stock on open market                                                 -                -               -        (22,747)
Sale of stock on open market                                                     -                -               -        139,022
Shares issued as compensation for services received                              -                -               -          2,000
Deferred stock issuance costs written off                                        -                -               -        (89,000)
Stock split                                                                      -                -               -              -
                                                                      ------------------------------------------------------------

BALANCE AS AT JANUARY 31, 2001                                             916,655         (190,009)       (160,359)       831,209
Net earnings for 3 months ended April 30, 2001                             (42,326)               -               -        (42,326)
Foreign exchange adjustment                                                      -                -           4,496          4,496
Sale of stock on open market                                                     -                -               -          8,823
Unrealized loss on available for sale securities                                 -             (459)              -           (459)
                                                                      ------------------------------------------------------------

BALANCE AS AT APRIL 30, 2001                                               874,329         (190,468)       (155,863)       801,743
                                                                      ============================================================

                                H-NET.NET INC.
                      CONSOLIDATED STATEMENT OF CASH FLOW
                         QUARTER ENDED APRIL 30, 2001
                          (Expressed in U.S. Dollars)


                                                                                        Apr 30         Apr 30
                                                                                          2001           2000
                                                                                          ----           ----
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net earnings                                                                           $  (42,326)     $  87,674
Amortization                                                                                4,356          5,438
                                                                                       ----------      ---------
                                                                                          (37,970)        93,112
                                                                                       ----------      ---------

Changes in non-cash working capital items:
Accounts receivable                                                                       (41,093)       (17,235)
Prepaid expenses and sundry assets                                                         23,571        (30,959)
Accounts payable and accrued liabilities                                                  (38,406)        (7,661)
Income taxes payable (net of ITC)                                                             -              -
Income taxes recoverable                                                                  (42,904)            41
                                                                                       ----------      ---------
                                                                                         (136,802)        37,298
                                                                                       ----------      ---------


FINANCING ACTIVITIES

Unrealized holding loss on available for sale securities                                     (459)       (46,058)
Gain on sale of treasury stock                                                              8,825         97,720
Disposition (Purchase) of stock for treasury                                                  -           (9,210)
Deferred stock issuance costs                                                                 -           (6,000)
Foreign exchange adjustment                                                                 4,496         (2,857)
                                                                                       ----------      ---------
                                                                                           12,862         33,595
                                                                                       ----------      ---------
INVESTING ACTIVITIES

Net purchase of capital assets                                                                -           (4,438)
                                                                                       ----------      ---------

INCREASE IN CASH AND AVAILABLE-FOR-SALE
   SECURITIES                                                                            (123,940)        68,763

Cash and available-for-sale securities at the beginning                                   444,857        926,926
Of the period                                                                          ----------      ---------

CASH AND AVAILABLE-FOR-SALE SECURITIES
   AT THE END OF THE PERIOD                                                            $  320,917      $ 995,689
                                                                                       ==========      =========

                                H-NET.NET, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED APRIL 30, 2001
                          (Expressed in U.S. dollars)

1.      CHANGE OF NAME
        The Public Corporation changed its name from H-Net.Com Inc. to H-NET.NET Inc. by Articles of Amendment dated August 6, 2000.

2.      ACCOUNTING POLICIES
(a)     Principles of consolidation
        All subsidiaries have been included in the consolidated financial statements. The consolidated wholly owned subsidiaries at April 30, 2001 were as follows:
        H-Net.Com Inc. (Canada)
        H-Net.Com Inc. (New York)
        The two companies listed below are now inactive companies.
        Alphabytes Computer Corporation (Canada) - ("Alphabytes Canada")
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

3.      CAPITAL ASSETS

                                                     Accumulated                  Balance
                                      Cost           Depreciation       30 Apr, 01      30 Apr, 00
         Furniture & equipment        $ 16,681       $   4,320          $  12,360         $ 16,531
         Leasehold Improvements            435             239                195              640
         Vehicles                        1,931             775              1,157            3,218
         Computer hardware              58,453          19,525             38,927           63,688
         Computer software                 743             743                  -            2,815
                                      --------       ---------          ---------         --------
                                      $ 78,243       $  25,602          $  52,639         $ 91,027
                                      --------       ---------          ---------         --------

                                H-NET.NET, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED APRIL 30, 2001
                          (Expressed in U.S. dollars)

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

5.      EARNINGS (LOSS) PER SHARE
        Earnings per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption would be as follows:
        Quarter Ended Apr 30, 2001    -  15,661,004

6.      COMMENTS - Leases of premises
        The company is committed under existing leases to the following minimum annual rents:
        Year ending    January 31, 2001   - $ 24,000
                       January 31, 2002   - $  4,000

                                H-NET.NET, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED APRIL 30, 2001
                          (Expressed in U.S. dollars)

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

About H-NET
-----------
H-NET.NET offers Web design, various development services and business application software for the vision care industry over its Web site, http://www.h-net.net, as well as a continuing education program for license
--------------------
maintenance and training of optometrists, opticians, technicians and other eye care professionals. Other offerings provide supply chain automation and hosted services, information on new technologies, available products and industry news and advertising opportunities in the company's Web magazine, "Visions."
                                                              -------

Results Of Operations
---------------------
H-NET.COM INC. (Canada), H-NET.COM INC (New York), called H-NET Group work in conjunction with each other in producing, marketing, installing supporting and maintaining the H-NET portal, e-commerce activity and portal services. The financial information regarding the parent company and its subsidiaries are presented on a consolidated basis.

Revenues were $144,479 for the quarter ended Apr 30, 2001 compared to revenues of $408,453 for the quarter ended Apr 30, 2000. This revenue decline is primarily attributed an industry wide downturn, lower average pricing for transactions and a major customer delay in converting to the new electronic product line. The general recessionery environment has also contributed to some of the customers reverting back to manual methods of processing information to combat the lack of sales. It is expected that this trend will not continue into the foreseeable future when the retail sales environments improve.

Earnings (losses) before income taxes for the quarter ended Apr 30, 2001 were $(70,726) in comparison with $157,657 for the quarter ended Apr 30, 2000. The expected R&D credits, which would increase the earnings in this quarter, were not calculated. We have now embarked on various cost cutting measures in order to attempt reach a more financial environment and achieve the goal of showing positive earnings. These cost cutting measures are expected to continue until a we can show positive earnings. The expenses of $222,581 and the direct costs of $2,070 decreased for the quarter ended Apr 30, 2001 as compared to expenses of $282,784 for the period ending on Apr 30, 2000. In addition, across the board higher expenses were also lowered in promoting and expanding global contracts until the general recession is over. Due to these efforts, significant developments are expected in 2002 when these pending global contracts get underway.

In comparison with the previous year, the expected consolidation of revenue and the subsequent ramp up accompanied by improvements in the bottom line are now underway with large scale developments expected in 2002.

                                H-NET.NET, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED APRIL 30, 2001
                          (Expressed in U.S. dollars)

Item 2.   Management's Discussion and Analysis of Financial condition and
-------   ---------------------------------------------------------------
          Results of Operations continued..
          ---------------------------------

Overall, the major costs were Research & Development for the H-NET(R) project, wages and commissions, management fees, office and general, and rents for both periods. The company invested $51,436 in R&D in this quarter and through careful cost tracking, the company was able to reduce the expenses compared with the comparable quarter an year ago. Following a year of large-scale investment, in the H-NET transaction network, the H-Net website portal, technology and sales and marketing activities, the company has now begun to consolidate these efforts and make significant progress towards providing a global solution.

Despite making significant investments into expanding the company, its products and awareness on a global basis, the company remains debt free. The cash position of the company decreased to $320,917 from the $995,689 of the previous comparative quarter, maintaining a reasonable cash reserve. Retained earnings declined to $874,329 from $1,530,165 on a comparative basis. Current assets as a whole changed from $1,428,897 to $825,598.

The company's disciplined approach to controlling expenses coupled with a significant effort by key personnel has been beneficial in assisting to maintain a reasonable revenue flow while promoting H-NET services on a global basis and distributing the new H-NET services. The company continues to be encouraged by the growth seen from its various website services. The company continued its development of an Internet based transaction processor and various web-related services, H-NET(R).

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

The company remains debt free.

                                H-NET.NET, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED APRIL 30, 2001
                          (Expressed in U.S. dollars)

                                    PART II
                                    -------

Item 1.  Legal Proceedings
--------------------------


Item 3   Legal Proceedings
--------------------------

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

H-NET.COM INC.



By            _____________________________
              Anton Stephens
              President and Director
              (Principal Executive Officer)

Date          Jun 13, 2001


By            _____________________________
              Christine Stephens
              Secretary

Date:         Jun 13, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By            _____________________________
              Anton Stephens
              President and Director
              (Principal Executive Officer)

Date:         Jun 13, 2001


By            _____________________________
              Christine Stephens
              Secretary

Date:         Jun 13, 2001