Form 10-Q
period 2001-07-31
HNET NET
filed 2001-09-17
CIK 831232

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1994.
                  For the Quarterly period ended July 31, 2001

           [_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                   For the transition period from.....to.....

                       Commission File Number: 33-20783-D

                                 H-NET.NET INC.
                                 --------------
              Exact name of registrant as specified in its charter)

           Colorado                                      84-1064958
           --------------------------------------------------------
           (State or other jurisdiction of          I.R.S. Employer
           Incorporation or organization)       Identification Number)


           345 THIRD STREET, SUITE 645, NIAGARA FALLS, NEW YORK 14303
           ----------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

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

                                 [_] YES    [_] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

There were 15,661,004 shares of common stock outstanding having no par value per share as of July 31, 2001.

                                      INDEX
                                      -----

Part I           Financial Information                                           Page Number
------           ---------------------                                           -----------
   Item 1        Consolidated Balance Sheet,                                               3
                 July 31, 2001 (unaudited)

                 Consolidated Statement of Earnings for Quarter Ended                      4
                 July 31, 2001 (unaudited)

                 Consolidated Statement of Stockholders Equity                             5

                 Consolidated Statement of Cash Flow for Quarter Ended                     6
                 July 31, 2001

                 Notes to Financial Statements                                         7 - 8

   Item 2        Management Discussion and Analysis of Financial Conditions           9 - 10
                 And Results of Operations

Part II          Other Information                                                        11
-------          -----------------

                                 H-NET. NET INC.
                           CONSOLIDATED BALANCE SHEET
                               AS AT JULY 31, 2001
                           (Expressed in U.S. Dollars)

                                                                                    Jul 31           Jul 31
                                                                   Note              2001              2000
                                                                   ----              ----              ----
ASSETS

Current:

Cash                                                                            $      62,341     $    462,253
Available-for-sale securities                                                         178,141          428,371
Accounts receivable                                                                   254,740          337,259
Income taxes recoverable                                                              206,749           34,977
Prepaid expenses and sundry assets                                                     14,447           55,048
                                                                                -------------     ------------

                                                                                      716,418        1,317,908
Long term:

Deferred stock issuance costs                                                               -           89,000
Capital assets                                                                         51,462           70,726
                                                                                -------------     ------------
                                                                                       51,462          159,726
                                                                                -------------     ------------

TOTAL ASSETS                                                                    $     767,880     $  1,477,634
                                                                                =============     ============

LIABILITIES

Current:

Accounts payable and accrued liabilities                                               61,293     $     79,468
Deferred income taxes payable                                                               -           62,262
                                                                                -------------     ------------

TOTAL LIABILITIES                                                                      61,293          141,730
                                                                                -------------     ------------

STOCKHOLDERS' EQUITY

Capital stock                                                                         444,376          500,377
Less Treasury Stock at cost                                                          (171,721)        (174,041)
Share purchase warrants                                                                 1,090            1,090
Retained earnings                                                                     786,303        1,567,642
Unrealized holding gain (loss) on available-for-sale securities                      (145,810)        (398,314)
Foreign exchange adjustment                                                          (207,651)        (160,850)
                                                                                -------------     ------------

                                                                                      706,587        1,335,904
                                                                                -------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     767,880     $  1,477,634
                                                                                =============     ============

                                 H-NET.NET INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                           QUARTER ENDED JULY 31, 2001
                           (Expressed in U.S. Dollars)

                                                                                Jul 31              Jul 31
                                                                                 2001                2000
                                                                                 ----                ----
REVENUE

Sales                                                                        $    46,463           $  384,113
Investment income                                                                  5,155               20,761
                                                                             -----------           ----------
                                                                                  51,618              404,874
EXPENSES

Direct costs                                                                          78                    -
Research and development                                                          49,857               74,530
Wages, management and consulting fees                                             32,801               94,772
Professional fees                                                                 17,871               12,990
General and administrative                                                        20,572              105,342
Travel and promotion                                                              27,145               48,725
Loss on disposal of available for sale securities                                 45,170                    -
Amortization                                                                       4,356                5,705
                                                                             -----------           ----------
                                                                                 197,851              342,064

EARNINGS BEFORE INCOME TAXES                                                    (146,234)              62,810

Provision for income taxes:                                                      (58,207)              25,333
                                                                             -----------           ----------


NET EARNINGS (LOSS)                                                          $   (88,026)              37,477
                                                                             ===========           ==========

EARNINGS PER SHARE                                                7          $    (0.006)          $    0.002
                                                                             ===========           ==========

                                 H-NET.NET INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           QUARTER ENDED JULY 31, 2001
                           ---------------------------
                           (Expressed in U.S. Dollars)

                                                              Capital Stock              Options                 Treasury Stock
                                                              -------------              -------                 --------------
                                                      Number of                     Number of               Number of
                                                        Shares        Amount         Shares      Amount      Shares        Amount
                                                        ------        ------         ------      ------      ------        ------
BALANCE AS AT JANUARY 31, 2000                          7,823,002    427,082        109,000       1,090      157,205      (192,525)
Net earnings for 2001                                          --         --             --          --           --            --
Foreign exchange adjustment                                    --         --             --          --           --            --
Unrealized loss on available for sale securities               --         --             --          --           --            --
Purchase of stock on open market                               --         --             --          --       13,300       (22,747)
Sale of stock on open market                                   --    100,746             --          --      (82,832)       38,276
Shares issued as compensation for services received        15,000      2,000             --          --           --            --
Deferred stock issuance costs written off                      --    (89,000)            --          --           --            --
Stock split                                             7,823,002         --        109,000          --      157,205            --

                                                      ----------------------------------------------------------------------------
BALANCE AS AT JANUARY 31, 2001                         15,661,004    440,828        218,000       1,090      244,878      (176,996)
Net earnings for 3 months ended April 30, 2001
Foreign exchange adjustment
Unrealized loss on available for sale securities               --         --             --          --           --            --
Purchase of stock on open market                               --         --             --          --           --            --
Sale of stock on open market                                   --      3,548             --          --      (13,000)        5,275
Shares issued as compensation for services received            --         --             --          --           --            --

                                                      ----------------------------------------------------------------------------
BALANCE AS AT APRIL 30, 2001                           15,661,004    444,376        218,000       1,090      231,878      (171,721)
Net earnings for 3 months ended July 31, 2001                  --         --             --          --           --            --
Foreign exchange adjustment                                    --         --             --          --           --            --
Unrealized loss on available for sale securities               --         --             --          --           --            --
Purchase of stock on open market                               --         --             --          --           --            --
Sale of stock on open market                                   --         --             --          --           --            --
Shares issued as compensation for services received            --         --             --          --           --            --
                                                      ----------------------------------------------------------------------------
BALANCE AS AT JULY 31, 2001                            15,661,004    444,376        218,000       1,090      231,878      (171,721)
                                                      ============================================================================

                                                                        Unrealized
                                                                       Holding Loss         Foreign
                                                      Retained         on Available         Exchange
                                                      Earnings      for Sale Securities    Adjustment         Total
                                                      --------      -------------------    ----------         -----
BALANCE AS AT JANUARY 31, 2000                           1,442,491             (323,982)      (158,542)     1,195,614
Net earnings for 2001                                     (525,836)                  --             --       (525,836)
Foreign exchange adjustment                                     --                   --         (1,817)        (1,817)
Unrealized loss on available for sale securities                --              133,973             --        133,973
Purchase of stock on open market                                --                   --             --       (22,747)
Sale of stock on open market                                    --                   --             --        139,022
Shares issued as compensation for services received             --                   --             --          2,000
Deferred stock issuance costs written off                       --                   --             --        (89,000)
Stock split                                                     --                   --             --             --
                                                      ----------------------------------------------------------------
BALANCE AS AT JANUARY 31, 2001                             916,655             (190,009)      (150,359)       831,209
Net earnings for 3 months ended April 30, 2001             (42,326)                                           (42,236)
Foreign exchange adjustment                                                                      4,496          4,496
Unrealized loss on available for sale securities                --                 (459)            --           (459)
Purchase of stock on open market                                --                   --             --             --
Sale of stock on open market                                    --                   --             --          8,823
Shares issued as compensation for services received             --                   --             --             --
                                                      ---------------------------------------------------------------
BALANCE AS AT APRIL 30, 2001                                 874,329           (190,468)      (155,863)       801,743
Net earnings for 3 months ended July 31, 2001                (88,026)                --             --        (88,026)
Foreign exchange adjustment                                     --                   --        (54,967)       (54,967)
Unrealized loss on available for sale securities                --               44,658             --         44,658
Purchase of stock on open market                                --                   --             --             --
Sale of stock on open market                                    --                   --             --             --
Shares issued as compensation for services received             --                   --             --             --
                                                      ---------------------------------------------------------------
BALANCE AS AT JULY 31, 2001                                  786,303           (145,810)      (210,830)       703,410
                                                      ===============================================================

                                 H-NET.NET INC.
                       CONSOLIDATED STATEMENT OF CASH FLOW
                           QUARTER ENDED JULY 31, 2001
                           (Expressed in U.S. Dollars)

                                                                            Jul 31            Jul 31
                                                                            2001               2000
                                                                            ----               ----
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES

Net earning                                                             $  (88,026)         $   37,477
Amortization                                                                 4,356               5,705
                                                                        ----------          ----------
                                                                           (83,670)             43,182
                                                                        ----------          ----------

Changes in non-cash working capital items:
Accounts receivable                                                            571            (261,241)
Prepaid expenses and sundry assets                                             499              (2,465)
Accounts payable and accrued liabilities                                    37,438              34,718
Income taxes payable (net of ITC)                                                -                   -
Income taxes recoverable                                                   (24,965)            111,024
                                                                        ----------           ---------
                                                                           (70,127)            (74,782)
                                                                        ----------           ---------


FINANCING ACTIVITIES

Unrealized holding loss on available for sale securities                    44,658             (28,274)
Gain on sale of treasury stock                                                   -               3,267
Disposition (Purchase) of stock for treasury                                     -                   -
Deferred stock issuance costs                                                    -                   -
Foreign exchange adjustment                                                (54,967)                549
                                                                        ----------          ----------
                                                                           (10,309)            (24,458)
                                                                        ----------          ----------
INVESTING ACTIVITIES

Net purchase of capital assets                                                   -              (5,825)

INCREASE IN CASH AND AVAILABLE-FOR-SALE SECURITIE                          (80,435)           (105,065)

Cash and available-for-sale securities at the beginning                    320,917             995,689
                                                                        ----------          ----------
Of the period

CASH AND AVAILABLE-FOR-SALE SECURITIES AT THE END OF THE PERIOD         $  240,482          $  890,624
                                                                        ==========          ==========

                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JULY 31, 2001
                           (Expressed in U.S. dollars)

1.   CHANGE OF NAME
     The Public Corporation changed its name from H-Net.Com Inc. to H-NET.NET Inc. by Articles of Amendment dated August 6, 2000.

2.   ACCOUNTING POLICIES
(a)  Principles of consolidation
     All subsidiaries have been included in the consolidated financial statements. The consolidated wholly owned subsidiaries at July 31, 2001 were as follows:
     H-Net.Com Inc. (Canada)
     H-Net.Com Inc. (New York)
     The two companies listed below are now inactive companies.
     Alphabytes Computer Corporation (Canada) - ("Alphabytes Canada")
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

3.   CAPITAL ASSETS

                                                     Accumulated                  Balance
                                          Cost       Depreciation         31 Jul, 01      31 Jul, 00
     Furniture & equipment              $ 16,681      $   4,320        $   11,468         $  16,531
     Leasehold Improvements                  435            239               136               640
     Vehicles                              1,931            775             1,032             3,218
     Computer hardware                    58,453         19,525            35,648            63,688
     Computer software                       743            743                 -             2,815
                                        --------      ---------        ----------         ---------
                                        $ 78,243      $  25,602        $   48,283         $  91,027
                                        --------      ---------        ----------         ---------

                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JULY 31, 2001
                           (Expressed in U.S. dollars)


4.   CAPITAL STOCK
     The company is authorized to issue 100,000,000 common shares. The company has granted outstanding options to purchase shares as follows:

     2,250 employee share options with an exercise price of $0.01 per share expiring May 31, 2001
     4,500 employee share options with an exercise price of $0.01 per share expiring October 31, 2001

5.   EARNINGS (LOSS) PER SHARE
     Earnings per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption would be as follows:
     Quarter Ended Jul 31, 2001  -  15,661,004

6.   COMMENTS - Leases of premises
     The company is committed under existing leases to the following minimum annual rents:
     Year ending    January 31, 2001 - $ 24,000
                    January 31, 2002 - $  4,000

                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JULY 31, 2001
                           (Expressed in U.S. dollars)

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

About H-NET
-----------
H-NET.NET, Inc. is emerging as the global digital solutions provider for the vision care industry. With its multi-service Internet portal, web hosting services, business applications services and Internet-based transaction processing services, H-NET(R) provides services to retail opticians, chains, home offices, optometrists and optical labs. Other offerings provide supply chain automation and hosted services, information on new technologies, available products and industry news and advertising opportunities in the company's Web magazine, "Visions."
           -------

Results Of Operations
---------------------
H-NET.COM INC. (Canada), H-NET.COM INC (New York), called H-NET Group work in conjunction with each other in producing, marketing, installing supporting and maintaining the H-NET portal, e-commerce activity and portal services. The financial information regarding the parent company and its subsidiaries are presented on a consolidated basis.

Revenues were $51,618 for the quarter ended Jul 31, 2001 compared to revenues of $404,874 for the quarter ended Jul 31, 2000. This revenue decline is primarily attributed to the on-going severe slump in the vision care industry, resulting in a marked slow down in expenditure by many current and potential clients. The general recessionary environment has also contributed to a major customer delay in converting to the new electronic product line. Due to the continuing need for spectacles and other forms of correction for poor vision, combined with the aging population growth, this downward trend is not expected to continue much longer and, when the retail sales environment improves, clients will once again be looking at technology as a solution to their digital practice management requirements.

Earnings (losses) before income taxes for the quarter ended Jul 30, 2001 were $(146,234) in comparison with $62,810 for the quarter ended Jul 31, 2000. The expected R&D credits, which would increase the earnings in this quarter, were not calculated. We have now embarked on further cost cutting measures in order to attempt reach a more stable financial environment and achieve the goal of showing positive earnings. These cost cutting measures are expected to continue until a we can show positive earnings. The expenses of $197,851 and the direct costs of $78 decreased for the quarter ended Jul 31, 2001 as compared to expenses of $342,064 for the period ending on Jul 31, 2000. In addition, across the board higher expenses were also lowered in promoting and expanding global contracts until the general recession is over. Due to these efforts, significant developments are expected in 2002 when these pending global contracts get underway.

In comparison with the previous year, the expected consolidation of revenue and the subsequent ramp up accompanied by improvements in the bottom line are now underway with large scale developments expected in 2002.

                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JULY 31, 2001
                           (Expressed in U.S. dollars)

Item 2.  Management's Discussion and Analysis of Financial condition and Results
-------  -----------------------------------------------------------------------
of Operations continued
-----------------------

Overall, the major costs were Research & Development for the H-NET(R) project, wages and commissions, management fees, office and general, and rents for both periods. The company invested $49,857 in R&D in this quarter and through careful cost tracking, the company was able to reduce the expenses compared with the comparable quarter an year ago. Following a year of large-scale investment, in the H-NET transaction network, the H-Net website portal, technology and sales and marketing activities, the company has now begun to consolidate these efforts and make significant progress towards providing a global solution.

Despite making significant investments into expanding the company, its products and awareness on a global basis, the company remains debt free. The cash position of the company decreased to $240,482 from the $890,624 of the previous comparative quarter but continues to maintain a reasonable cash reserve. Retained earnings declined to $786,303 from $1,567,642 on a comparative basis. Current assets as a whole changed from $1,317,908 to $716,418.

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

All H-NET products continued to be marketed through fiscal 2001, where the impact is expected to provide significant gains in 2002. Expected R&D credits, which typically impact the bottom line, were not calculated into this quarter.

The company remains debt free.

                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JULY 31, 2001
                           (Expressed in U.S. dollars)

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

H-NET.COM INC.



By    ____________________________________________________________
      Anton Stephens
      President and Director
      (Principal Executive Officer)

Date: Sep 14, 2001



By    ____________________________________________________________
      Christine Stephens
      Secretary

Date: Sep 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By    ____________________________________________________________
      Anton Stephens
      President and Director
      (Principal Executive Officer)

Date: Sep 14, 2001



By    ____________________________________________________________
      Christine Stephens
      Secretary

Date: Sep 14, 2001