Form 10-Q
period 2001-10-31
HNET NET
filed 2001-12-17
CIK 831232

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1994.
                 For the Quarterly period ended October 31, 2001

           [_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                        For the transition period from______ to______

                       Commission File Number: 33-20783-D

                                 H-NET.NET INC.
                                 --------------
              Exact name of registrant as specified in its charter)

                      Colorado                           84-1064958
          --------------------------------------------------------------
          (State or other jurisdiction of             I.R.S. Employer
           Incorporation or organization)         Identification Number)

               205-7050 WOODBINE AVENUE, MARKHAM. ONTARIO   L3R 4G8
       ------------------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

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

                           [X] YES       [_] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS
There were 1,634,842 shares of common stock outstanding having no par value per share as of October 31, 2001.

                                      INDEX
                                      -----

Part I         Financial Information                                         Page Number
------         ---------------------                                         -----------
    Item 1     Consolidated Balance Sheet,                                        3
               October 31, 2001 (unaudited)

               Consolidated Statement of Earnings for Quarter Ended               4
               October 31, 2001 (unaudited)

               Consolidated Statement of Stockholders Equity                      5

               Consolidated Statement of Cash Flow for Quarter Ended              6
               October 31, 2001

               Notes to Financial Statements                                      7 - 8

    Item II    Management Discussion and Analysis of Financial Conditions         9 - 10
               And Results of Operations

Part II        Other Information                                                  11
-------        -----------------

                                 H-NET. NET INC.
                           CONSOLIDATED BALANCE SHEET
                             AS AT OCTOBER 31, 2001
                           (Expressed in U.S. Dollars)

                                                                                          Oct 31         Oct 31
                                                                              Note         2001           2000
                                                                              ----         ----           ----
ASSETS

Current:

Cash                                                                                 $    51,941    $   301,570
Available-for-sale securities                                                             59,857        359,143
Accounts receivable                                                                      251,600        250,844
Income taxes recoverable                                                                 222,601        229,824
Prepaid expenses and sundry assets                                                        13,124         56,795
                                                                                     -----------    -----------

                                                                                         599,123      1,198,176
Long term:

Deferred stock issuance costs                                                                 --         89,000
Capital assets                                                                            50,399         65,165
                                                                                     -----------    -----------
                                                                                          50,399        154,165
                                                                                     -----------    -----------

TOTAL ASSETS                                                                         $   649,522      1,352,341
                                                                                     ===========    ===========

LIABILITIES

Current:

Accounts payable and accrued liabilities                                             $    87,652    $   172,281
Deferred income taxes payable                                                                 --         62,262
                                                                                     -----------    -----------

TOTAL LIABILITIES                                                                         87,652        234,543
                                                                                     -----------    -----------

STOCKHOLDERS' EQUITY

Capital stock                                                                            451,597        506,452
Less Treasury Stock at cost                                                             (166,103)      (164,030)
Share purchase warrants                                                                    1,090          1,090
Retained earnings                                                                        669,130      1,322,217
Unrealized holding gain (loss) on available-for-sale securities                         (104,048)      (388,501)
Foreign exchange adjustment                                                             (289,796)      (159,430)
                                                                                     -----------    -----------

                                                                                         561,870      1,117,798
                                                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   649,522    $ 1,352,341
                                                                                     ===========    ===========

                                 H-NET.NET INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                         QUARTER ENDED OCTOBER 31, 2001
                           (Expressed in U.S. Dollars)

                                                                 Oct 31          Oct 31
                                                                  2001            2000
                                                                  ----            ----
REVENUE

Sales                                                          $  31,367       $  402,396

Investment income                                                  3,230            8,037
                                                               ---------       ----------
                                                                  34,597          410,433
EXPENSES

Direct costs                                                       1,041          519,597
Research and development                                          42,756           40,873
Wages, management and consulting fees                             28,981          106,176
Professional fees                                                 16,945           20,291
General and administrative                                        60,395           74,069
Travel and promotion                                              11,901           62,439
Loss on disposal of available for sale securities                 59,076                -
Amortization                                                       4,409            5,563
                                                               ---------       ----------
                                                                 225,505          829,008

EARNINGS BEFORE INCOME TAXES                                    (190,907)        (418,575)

Provision for income taxes:                                      (73,735)        (173,150)
                                                               ---------       ----------


NET EARNINGS (LOSS)                                            $(117,173)      $ (245,425)
                                                               =========       ==========

EARNINGS PER SHARE                                             $  (0.072)      $   (0.016)
                                                               =========       ==========

                                 H-NET.NET INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         QUARTER ENDED OCTOBER 31, 2001
                         ------------------------------
                           (Expressed in U.S. Dollars)

                                                                     Capital Stock              Options           Treasury Stock
                                                                     -------------              -------           --------------
                                                                  Number of               Number of             Number of
                                                                   Shares      Amount      Shares       Amount   Shares    Amount
                                                                   ------      ------      ------       ------   ------    ------
BALANCE AS AT JANUARY 31, 2001                                   15,661,004   440,828      218,000      1,090    244,878  (176,996)
Net earnings for 3 months ended April 30, 2001
Foreign exchange adjustment
Unrealized loss on available for sale securities                          -         -            -          -          -         -
Purchase of stock on open market                                          -         -            -          -          -         -
Sale of stock on open market                                              -     3,548            -          -    (13,000)    5,275
Shares issued as compensation for services received                       -         -            -          -          -         -
                                                               --------------------------------------------------------------------
BALANCE AS AT APRIL 30, 2001                                     15,661,004   444,376      218,000      1,090    231,878  (171,721)
Net earnings for 3 months ended July 31, 2001                             -         -            -          -          -         -
Foreign exchange adjustment                                               -         -            -          -          -         -
Unrealized loss on available for sale securities                          -         -            -          -          -         -
Purchase of stock on open market                                          -         -            -          -          -         -
Sale of stock on open market                                              -         -            -          -          -         -
Shares issued as compensation for services received                       -         -            -          -          -         -
                                                               --------------------------------------------------------------------
BALANCE AS AT JULY 31, 2001                                      15,661,004   444,376      218,000      1,090    231,878  (171,721)
Net earnings for 3 months ended October 31, 2001
Foreign exchange adjustment
Shares issued as compensation for services rendered                 428,735     7,221                            (36,436)    5,618
Stock split                                                     (14,454,897)
Unrealized loss on available for sale securities
                                                               --------------------------------------------------------------------
BALANCE AS AT OCTOBER 31, 2001                                    1,634,842   451,597      218,000      1,090    195,442  (166,104)
                                                               ====================================================================

                                                                                  Unrealized
                                                                                 Holding Loss        Foreign
                                                                    Retained     on Available       Exchange
                                                                    Earnings  for Sale Securities  Adjustment        Total
                                                                    --------  -------------------  ----------        -----
BALANCE AS AT JANUARY 31, 2001                                      916,655        (190,009)        (150,359)       831,209
Net earnings for 3 months ended April 30, 2001                      (42,326)                                       (4,2,236)
Foreign exchange adjustment                                                                            4,496          4,496
Unrealized loss on available for sale securities                          -            (459)               -           (459)
Purchase of stock on open market                                          -               -                -              -
Sale of stock on open market                                              -               -                -          8,823
Shares issued as compensation for services received                       -               -                -              -
                                                                  ----------------------------------------------------------
BALANCE AS AT APRIL 30, 2001                                        874,329        (190,468)        (155,863)       801,743
Net earnings for 3 months ended July 31, 2001                       (88,026)              -                -        (88,026)
Foreign exchange adjustment                                               -               -          (54,967)       (54,967)
Unrealized loss on available for sale securities                          -          44,658                -         44,658
Purchase of stock on open market                                          -               -                -              -
Sale of stock on open market                                              -               -                -              -
Shares issued as compensation for services received                       -               -                -              -
                                                                  ----------------------------------------------------------
BALANCE AS AT JULY 31, 2001                                         786,303        (145,810)        (204,306)       709,934
Net earnings for 3 months ended October 31, 2001                   (117,173)                                       (117,173)
Foreign exchange adjustment                                                                          (85,491)       (85,491)
Shares issued as compensation for services rendered                                                                  12,839
Stock split                                                                                                               -
Unrealized loss on available for sale securities                                     41,762                          41,762
                                                                  ----------------------------------------------------------
BALANCE AS AT OCTOBER 31, 2001                                      669,130        (104,048)        (289,797)       561,871
                                                                  ==========================================================

                                 H-NET.NET INC.
                       CONSOLIDATED STATEMENT OF CASH FLOW
                         QUARTER ENDED OCTOBER 31, 2001
                           (Expressed in U.S. Dollars)

                                                              Oct 31            Oct 31
                                                               2001              2000
                                                               ----              ----
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net earning                                                  $(117,173)       $(245,425)
Amortization                                                     4,409            5,563
                                                             ---------        ---------
                                                              (112,763)        (239,862)
                                                             ---------        ---------

Changes in non-cash working capital items:
Accounts receivable                                              3,140           86,415
Prepaid expenses and sundry assets                               1,323           (1,747)
Accounts payable and accrued liabilities                        26,359           92,813
Income taxes payable (net of ITC)                                    -                -
Income taxes recoverable                                       (15,852)        (194,847)
                                                             ---------        ---------
                                                               (97,793)        (257,228)
                                                             ---------        ---------


FINANCING ACTIVITIES

Unrealized holding loss on available for sale securities        41,762            9,813
Purchase of stock for treasury                                       -           (9,937)
Gain on sale of treasury stock                                   5,618           26,021
Issue of shares                                                  7,221                -
Deferred stock issuance costs                                        -                -
Foreign exchange adjustment                                    (85,491)           1,420
                                                             ---------        ---------
                                                               (30,890)         (27,317)
                                                             ---------        ---------
INVESTING ACTIVITIES

Net purchase of capital assets                                       -                -

INCREASE IN CASH AND AVAILABLE-FOR-SALE
   SECURITIES                                                 (128,684)        (229,911)

Cash and available-for-sale securities at the beginning        240,482          890,624
                                                             ---------        ---------
Of the period

CASH AND AVAILABLE-FOR-SALE SECURITIES
   AT THE END OF THE PERIOD                                  $ 111,798        $ 660,713
                                                             =========        =========

                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED OCTOBER 31, 2001
                           (Expressed in U.S. dollars)

1.       CHANGE OF NAME
         The Public Corporation changed its name from H-Net.Com Inc. to H-NET.NET Inc. by Articles of Amendment dated August 6, 2000.

2.       ACCOUNTING POLICIES
(a)      Principles of consolidation
         All subsidiaries have been included in the consolidated financial statements. The consolidated wholly owned subsidiaries at October 31st, 2001 were as follows:
         H-Net.Com Inc. (Canada)
         H-Net.Com Inc. (New York)
         The two companies listed below are now inactive companies.
         Alphabytes Computer Corporation (Canada) - ("Alphabytes Canada")
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

3.       CAPITAL ASSETS

                                                        Accumulated             Balance
                                                Cost    Depreciation    31 Oct, 01  31 Oct, 00
         Furniture & equipment                $16,703     $ 4,326         $12,377     $14,793
         Leasehold Improvements                   436         240             196         290
         Vehicles                               1,937         775           1,162       1,888
         Computer hardware                     58,591      19,571          39,019      48,006
         Computer software                        743         743               -         188
                                              -------     -------         -------     -------
                                              $78,410     $25,655         $52,754     $65,165
                                              -------     -------         -------     -------

                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED OCTOBER 31, 2001
                           (Expressed in U.S. dollars)

4.       CAPITAL STOCK
         The company is authorized to issue 100,000,000 common shares. The company has granted outstanding options to purchase shares as follows:

         2,250 employee share options with an exercise price of $0.01 per share expiring May 31, 2001 4,500 employee share options with an exercise price of $0.01 per share expiring October 31, 2001

5.       EARNINGS (LOSS) PER SHARE
         Earnings per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption would be as follows:
         Quarter Ended Oct 31, 2001 - 1,634,842

6.       COMMENTS - Leases of premises
         The company is committed under existing leases to the following minimum annual rents:
         Year ending       January 31, 2001 - $ 24,000
                           January 31, 2002 - $  4,000

                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED OCTOBER 31, 2001
                           (Expressed in U.S. dollars)

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

     About H-NET
     -----------
     H-NET.NET, Inc. is emerging as a global digital solutions provider for the vision care industry. With its multi-service Internet portal, web-hosting services, business applications services and Internet-based transaction processing services, H-NET(R) provides services to retail opticians, chains, home offices, optometrists and optical labs. Other offerings provide supply chain automation and hosted services, information on new technologies, available products and industry news and advertising opportunities in the company's Web magazine, "Visions."
                                                   -------
     Results Of Operations
     ---------------------
     H-NET.COM INC. (Canada), H-NET.COM INC (New York), called H-NET Group work in conjunction with each other in producing, marketing, installing supporting and maintaining the H-NET portal, e-commerce activity and portal services. The financial information regarding the parent company and its subsidiaries are presented on a consolidated basis.

     Revenues were $34,597 for the quarter ended Oct 31, 2001 compared to revenues of $410,433 for the quarter ended Oct 31, 2000. This revenue decline is primarily attributed to the continuing severe slump in the vision care industry, resulting in a marked slow down in expenditure by most current and potential clients. The general recessionary environment has also contributed to a major customer delay in converting to the new electronic product line. Due to the continuing need for spectacles and other forms of correction for poor vision, combined with the aging population growth, this downward trend is not expected to continue much longer and, when the retail sales environment improves, clients will once again be looking at technology as a solution to their digital practice management requirements.

     Earnings (losses) before income taxes for the quarter ended Oct 31, 2001 were $(190,907) in comparison with $(418,575) for the quarter ended Oct 31, 2000. The expected R&D credits, which would increase the earnings in this quarter, were not calculated. We have now embarked on various cost cutting measures in order to attempt reach a more stable financial environment and achieve the goal of showing positive earnings. These cost cutting measures are expected to continue until positive earnings can be shown. The expenses of $224,464 and the direct costs of $1,041 decreased for the quarter ended Oct 31, 2001 as compared to expenses of $829,008 for the period ending on Oct 31, 2000. In addition, across the board higher expenses were also lowered in promoting and or expanding global contracts until the general recession is over. Due to these efforts, significant developments are expected in 2002 when these pending global contracts get underway.

     In comparison with the previous year, the expected consolidation of revenue and the subsequent ramp up accompanied by improvements in the bottom line are now underway with large scale developments expected in 2002.

                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED OCTOBER 31, 2001
                           (Expressed in U.S. dollars)

Item 2. Management's Discussion and Analysis of Financial condition and Results
------  -----------------------------------------------------------------------
of Operations continued...
--------------------------

Overall, the major costs were Research & Development for the H-NET(R) project, wages and commissions, management fees, office and general, and rents for both periods. The company invested $42,756 in R&D in this quarter and through careful cost tracking, the company was able to reduce the expenses compared with the comparable quarter a year ago. Following a year of large-scale investment, in the H-NET transaction network, the H-Net website portal, technology and sales and marketing activities, the company has now begun to consolidate these efforts and make significant progress towards providing a global solution.

Despite making investments into expanding the company, its products and awareness on a global basis, the company remains debt free. The cash position of the company decreased to $111,798 from the $660,713 of the previous comparative quarter but continues to maintain a reasonable cash reserve. Retained earnings declined to $669,130 from $1,322,217 on a comparative basis. Current assets as a whole changed from $1,198,176 to $599,123.

The company's disciplined approach to controlling expenses coupled with a significant effort by key personnel has been beneficial in assisting to maintain a revenue flow while promoting H-NET services on a global basis and promoting the new H-NET services. The company continues to be encouraged by the enthusiasm demonstrated by its customers and potential customers for its various website services. The company continued its enhancements of an Internet based transaction processor and various web-related services, H-NET(R).

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

All H-NET products continued to be marketed through fiscal 2001, where the impact is expected to provide significant gains in 2002 when the current recession is expected to subside. Expected R&D credits, which typically impact the bottom line, were not calculated into this quarter.

The company remains debt free.

                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED OCTOBER 31, 2001
                           (Expressed in U.S. dollars)

                                     PART II
                                     -------

Item 1.  Legal Proceedings
--------------------------

Alphabytes Computer Corporation ("Alphabytes Canada"), a Canadian subsidiary of H-Net.Net Inc., is a party to litigation against Gunther Slaton, Sally Engle and Profitable Packaging Concepts Inc. This case, which started in 1992 ended in April 1997 with an arbitration award against Alphabytes Canada for $405,000. However, according to Canadian law any order against a Canadian company will need to be re-heard in a Canadian court prior to enforcement. In the opinion of the management, the ultimate disposition of this matter will have no material adverse effect on the company's financial position, results or liquidity. Alphabytes Canada and Alpha Bytes NY are now inactive companies.

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

H-NET.NET INC.



By

              Anton Stephens
              President and Director
              (Principal Executive Officer)

Date          Dec 14, 2001




By

              Christine Stephens
              Secretary

Date:         Dec 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By

              Anton Stephens
              President and Director
              (Principal Executive Officer)

Date:         Dec 14, 2001




By

              Christine Stephens
              Secretary

Date:         Dec 14, 2001