Form 10-Q
period 2002-06-17
HNET NET
filed 2002-06-18
CIK 831232

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 12b-25

      [  ] Form 10-K  [ ] Form 20-F  [ ]  Form 11-K  [ X ] Form 10-Q


For Period Ended: May 31, 2002 . . . . . . . .     SEC FILE NUMBER:  33-20783-D
                                                  CUSIP NUMBER:  404254 30 2
[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR
For Period Ended: ______________

===============================================================================

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

===============================================================================

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: Entire Form 10-Q

Part I - Registrant Information

      Full Name of Registrant:      H-Net.Net, Inc.

      Former Name if Applicable:    H-Net.Com, Inc.

      Address of Principal Executive Office:
            202-7100 Woodbine Avenue
            Markham, Ontario, Canada L3R 5J2

Part II--RULES 12b-25 (b) AND (c)

      If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b) the following should be completed. (Check box if appropriate)

      (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X]   (b)   The subject annual report, semi-annual report, transition report on
Form 10-K, Form 2-F, 11-F, or From N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

      (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

Part III - Narrative

      State below in reasonable detail the reasons why form 10-K, 11-K, 20-F, 10-Q or N-SAR or portion thereof could not be filed within the prescribed time period.

      The Company's auditor resigned on June 5, and we have only on June 7 been able to retain new auditors, who are currently conducting their audit of our year-end financial statements as expeditiously as possible, after which we fully expect to be able to prepare a reliable statement of our first quarter 2002 financial statements.

Part IV - Other Information

      (1) Name and telephone number of person to contact in regard to this notification.

                  Anton Stephens          President            (905) 475-3249
                  --------------          ---------            --------------
                  (Name)                  (Title)           (Telephone Number)

      (2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer if no, identify report(s).
                                                            (  ) Yes  ( X )  No

      Form 10-KSB for the fiscal year ended January 31, 2002.

      (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                                                            (  ) Yes  ( X )  No

If so, attach an explanation of the anticipated change, both narrative and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

            N/A

                                 H-Net.Net, Inc.
          -----------------------------------------------------------
                 (Name of Registrant as specified in Charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 17, 2002                   By:     /s/ Anton Stephens
     -----------------------------       -------------------------------------
                                      Name: Anton Stephens
                                      Title:    President