Form 10-K
period 2002-01-31
HNET NET
filed 2002-06-24
CIK 831232

20
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           __________________________

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For fiscal year ended January 31, 2002

                        Commission File Number 33-20783-D

                                 H-NET.NET, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)


        Colorado                                        84-1064958
----------------                                        ----------
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization)                        Identification
                                                         Number)


202-7100 Woodbine Avenue, Markham, Ontario                     L3R 5J2
------------------------------------------                     -------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code: 905-475-3249

Securities registered pursuant to Section 12 (b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing
requirements for the past 90 days YES    XX
                                      -----

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3,762,973 on or about JANUARY 31, 2002.

There were 23,687,838 shares of common stock outstanding having a par value per share of $0.001 as of JANUARY 31, 2002.





DOCUMENTS  INCORPORATED  BY  REFERENCE:
---------------------------------------

Articles of Incorporation of Registrant dated May 16, 1996 Bylaws of Registrant, Warrant Agreement, and Underwriter's

     PART  I
     -------
This report contains certain forward looking statements, which may involve known and unknown material risks, uncertainties and other factors not under H-NET 's control including without limitation its ability to operate as a going concern, the need for additional financing, the impact of competition, the management of growth, compliance with regulatory requirements, H-NET 's ability to implement its long term business plan for acquiring complementary businesses and H-NET 's ability to enter into agreements with marketing or distribution partners, which may cause actual results, performance and achievements of H-NET to be materially different from H-NET 's expectations.

ITEM  1     GENERAL  DEVELOPMENT  OF  BUSINESS.
-------     -----------------------------------

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

     All companies are owned by H-NET.NET, Inc formally known as Alpha Bytes Inc. a publicly held Colorado Corporation. Alpha Bytes Inc. changed its name to H-NET.NET, Inc in December 1999. In the transformation of our business, we followed a strategic plan to refresh our products from our historical legacy applications to our company's new portfolio of products and services. At the same time, we decided to retire Alpha Bytes New York, Alphabytes Canada and all of their legacy based products to inactive while we proceeded with establishing H-NET to offer our new products and services to customers, and strongly profile H-NET as the service provider of choice to the vision care community.

     H-NET is building up to a position where it will instigate an acquisition strategy within the highly fragmented Internet Optical industry with a view to expand through acquisitions/mergers. With this strategy, as well as internal expansion, H-NET intends to become the leading applications software developer with a multi-service Internet portal and Internet driven transaction-processing services. H-NET 's global digital model is intended to help eye care providers retain their customers, create ordering efficiencies and assist in training of staff. In addition the electronic transaction processing services will assist in deriving quantifiable savings in the processing of managed care claims using the Internet.

     H-NET currently has a licensed install base of over 6,500 sites (equivalent to more than 40,000 users) in the vision care industry, which it provides an integrated software product line and a newly developed multi-service Internet portal which provides transaction services and global digital solutions. It has generated operating profits during fourteen of the last seventeen years.

     The US optical product market is estimated at $16 billion in 2001. H-NET believes that current demographic trends, technological innovation, medical advances and relatively attractive profit margins are fuelling the optical industries growth. H-NET believes that as the U.S. population ages and grows in size, the demand for vision correction and eyewear products will increase. Neither corporation has ever been a party to any material reclassification, merger, consolidated, or purchase or sale of a significant amount of assets not in the ordinary course of business.

N.B. Any references in this document to H-NET.NET, Inc prior to the date of the above-mentioned name change refer to the company doing business under the previous name of Alpha Bytes Inc.

BACKGROUND  INFORMATION
-----------------------

     H-NET began business in the Canadian City of Toronto, Ontario in 1983 with the objective of capitalizing on business opportunity provided by the evolving personal computer market in the area of easy to learn and operate applications software. H-NET elected to specialise in the health care market because of management's perception that it afforded substantial sales volume and because the health care business was (and is) a stable, essential, growing and prospering industry. After two years of producing specialized software, H-NET narrowed its niche to the vision care industry.

     H-NET has become a leading software applications vendor in the international vision care business supporting its clients with offices in Toronto, Ontario and Niagara Falls, New York. Management believes that H-NET over the years has procured more contracts among the top 100 North American vision care chains than any other vendor. A partial list of its clients includes: Pearle Vision (Texas); Cole Vision (Cleveland); Eye Care Centers of America (San Antonio); LensCrafters (Cincinnati); Standard Optical (Toronto); D.O.C. (Detroit); Bensons (Minneapolis); Family Vision and Wal Mart' Sams stores (Fayetteville, Arkansas); the Bay Group (Toronto); Optica Lee Borinquen (Puerto
Rico) and Scrivens Optical (Great Britain). Management believes that H-NET was the first vendor to offer a full line of integrated software products for retail corporate chains and independents using the Internet for electronic communications, retail store/practice management system (POS); home office management system (H.O) and labs & superstores (LAB).

     H-NET has an informal corporate development understanding with Merrill Lynch, Pierce, Fenner & Smith to participate in the funding of provider receivables. In the past, H-NET enjoyed long-standing successful working relationships with Unisys and IBM in the joint marketing and technical support of vision care chain clients in North America and the United Kingdom. In addition, Microsoft, Compaq, UUNET (a leading network company), were parties to strategic alliances, which commenced, in 2000 with H-NET for marketing of the H-NET Healthcare Internet Based Network. Some of these alliance agreements have now expired and new ones are in the process of being developed.

BUSINESS  DEVELOPMENT
---------------------

     In 1983, personal computer software technology was being introduced in vision care industry laboratories to assist the mathematics of lens grinding and job tracking. H-NET introduced what management believes was the first commercially successful designed developments for personal computer based practice management systems for opticians and optometrists.

     During the period from 1984 to 1986, H-NET created the software and trained the staff to operate 450 stores throughout Canada (using two languages) for Standard Optical, the retail division of Imperial Optical. Between 1985 and 1986, H-NET developed medical billing applications allowing health care providers to electronically process claims to government agencies such as OHIP (the Ontario Govt. Health Care Ministry) & other Canadian provinces.

     In 1986, IBM selected H-NET as its vision care software vendor for joint marketing of software, hardware and support, with the target market being chains and independent health care providers in North America and the United Kingdom. During the 1986 through 1987 period, H-NET won chain contracts with Detroit Optical, Sterling, Bensons and others. In 1989, Price Waterhouse, working for LensCrafters, chose H-NET to automate the chain's more than 800+ locations. H-NET developed a point of sale system to work on IBM's RISC 6000 computer. Its Alpha Lab II software program was the first to provide a software platform for use with the IBM RISC 6000 in large wholesale laboratories.

     In 1993, Family Vision Centers of Fayetteville (which operates the optical departments for Wal-Mart's Sam Stores), retained H-NET to train its staff in 172 locations on the Alpha POS program running on IBM personal computers with prescriptions electronically transferred to the laboratory facilities. Optica Lee Borinquen, a leading vision care chain in Puerto Rico (with 42 stores), retained H-NET technology to set up and connect its retail, laboratory and home operations. H-NET also began to automate one of the world's largest chains by providing software services to the Caribbean operation of Pearle Vision Group. In addition to its vision care developments, in 1993, H-NET developed a full point of sale and home office system for the hearing aid industry and won a contract with one of the largest chains in the U.S., HEARx, and H-NET penetrated the British market by beginning automation of Specialeyes.

     In 1995, H-NET began the initial investigations for the software necessary to offer transaction network processing services in real-time or batch mode to the United States vision care business, wherein no such services exist. H-NET has initiated product development for a service to be called H-NET for order processing and claims processing between health care providers and their suppliers including the government agencies.

     In 1996, development began of the cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of Point of Sale Software (POS ), Laboratory Management Software (LAB ), and its Home Office Software System (HO ) was released. Additionally, the company completed development of the Point of Sale Software for the Hearing Aid Retail Sales Industry (POSH).

     Late 1997, the Windows based Point Of Sale/Practice Management System (POS ), Home Office System (HO ) and Lab Management System (LAB ) products were completed and active marketing began.

     In 1998, the company concentrated in marketing the new "Windows" driven systems plus accumulating all required material for the design of the H-NET system. In the 4th Qtr the company hired several software specialists, and an Internet specialist to embark on creating H-NET and the company purchased several high power Compaq computers to house the networks. Additionally, the overall Internet based network, the digital link and the network communications of a cross platform were created in this year.

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

     In 2000, the company marketed its Internet services comprising of the Virtual trade show, on-line education programs, web-related hardware sales and various software products. While abandoning some of the non-producing business relationships, the company continued its established relationships and partnerships with Microsoft, IBM, Compaq, Quantum, Network Solutions, CardServe International and Symbol Technologies.

     In 2001, the company continued to market its Internet services comprising of the Virtual trade show, on-line education programs, web-related hardware sales and various software products. The company abandoned some of the business relationships that were non-productive to the company but continued its relationships and partnerships with IBM and Symbol Technologies. The company also decided to diversify within the healthcare sector and obtained approvals to market the RS-2000 by Deus technologies through NCT in Canada. The company is seeking approvals to market the RS-2000 in other countries.


BUSINESS

PRINCIPAL  PRODUCTS  OR  SERVICES  AND  THEIR  MARKET
-----------------------------------------------------

     Management believes that there are intrinsically linked opportunities in North America, the United Kingdom and the EEC. They involve the possible increase of H-NET's share of applications software business among corporate chains; the possible establishment within the vision care industry of real-time transaction processing services; and the establishment of an interactive real-time processing and ordering system for the medical community, coupled with general third party claims processing. The software products connecting retail, laboratory and home office are available from H-NET, and each can be customized to meet a customer's unique ways of doing business, while interfacing into H-NET 's real-time transaction network.

     "Alpha POS " is a cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of its Point of Sale Software for the ophthalmic industry and is used in operating a retail location. It keeps track of patient data, Rx information and inventory; automatically prices prescriptions; manages all financial information; and keeps track of staff performance. It also includes special features for optometrists.

     "Alpha HO " is a cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of its administrative package for home office use. It keeps track of and consolidates information from all stores, most notably the "day sheet" data on financials and inventory, providing management with a complete and accurate business picture on a daily basis. HO is a flexible package, capable of handling the administration of small and multi-national chains.

     "Alpha LAB " is a cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of its Laboratory Management Software System and is designed to accept electronic orders coming in from the Alpha POS system. The software automatically makes the calculations required for grinding prescription lenses, keeps track of inventory, manages financials, and has a job tracking features as prescriptions are processed through the laboratory. Alpha LAB is designed for either small laboratories, superstore/wholesale laboratories.

     The Internet based "H-NET Transaction Network" is a software product that allows the user to process payment claims and order goods and services with access to electronic communications networks. H-NET has multiple services that will be marketed in 2002. These services include the acceptance of spectacle insurance and government claims; eligibility checking on a limited basis, healthcare provider claims; prescription ordering, lens ordering, frame ordering and contact lens ordering from suppliers. In addition, the company can assist in the building of web-sites, provides continuing education and hosts a Virtual trade show for suppliers with the capability of displaying products in 3D.

     The next phase involves factoring services, hosted business services, expanding the ability to communicate to Insurance companies, increasing the capability to electronically verify eligibility, provide e-mail promotions and expand its electronic financial capabilities. In addition to software sales, many clients prefer a single source purchase wherein H-NET supplies hardware requirements and all service support (e.g., training, telephone support and updates). It is also anticipated that the ASP prototype will be expanded and turned into a true working model in 2003.

     The new product RS-2000 will be monumental in assisting physicians in the detection of early-stage Lung Cancer. It has the advantage of using non-intrusive secondary aid that offers a closer look through advanced image enhancement and pattern recognition techniques. Rapid screen RS-2000 uses proprietary technology that analyzes digitized chest X-ray images. It identifies regions of interest that may have features associated with early-stage lung cancer and focuses on detection of small solitary pulmonary nodules, a primary indicator of early stage lung cancer. Once the approval process in Canada is complete, H-NET intends marketing this product nationwide.

NEW  CLIENT  SOURCES
--------------------

     Using programs available through H-NET, health care providers can easily check product availability or inquire as to the status of existing orders. Suppliers are able to transmit price list, product data, statements or other provider specific information, facilitating direct communication between the two parties. E-mail features available through programs provide a direct advertising medium for suppliers permitting instant reaction to new trends, styles and promotions that are characteristic in the industry. As the user base grows H-NET will support electronic catalogues used either through access by modem or on discs or CD ROMS.

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

     The term "suppliers" (as used in this section) refers to retail and wholesale laboratories and lens/frame manufacturers. The OMA (Optical Manufacturers Association) has completed development of the general supplier interface. H-NET, as part of the H-NET services, has already developed the PC interface allowing messaging over the networks.

     Currently, H-NET can communicate on a real time-basis through the Internet to Vision Services Plan, Medicaid, Medicare and various Blue Cross and Blue Shield plans and over 400 payors. H-NET plans to bring other payors on line as soon as practicable. Management knows of no entity other than H-NET that is attempting to interface directly through the Internet with insurance companies for the direct transmission of vision care non-medical claims (e.g. claims involving frames, lenses, add-on's and accessories).

     Using the Virtual Lab service, users can electronically submit their lab orders to any lab that is registered with H-NET. These orders are verified upon submission. Users also have the ability to check the status of any submitted orders.

     The Continuing Education services houses many web-enabled courses where users can obtain credits required to retain their licenses.

     Suppliers have the opportunity, through the virtual trade show to feature their products in 3D. Through the e-commerce capabilities this section provides the suppliers have the ability to sell their products. All web-based services accept credit cards and debit cards.

     The overall services also include the ability to design web sites, e-commerce sites and a variety of other web and communications related services. H-NET also has the ability of housing all web related applications on behalf of the customer and reporting on transactions on a periodic basis.

COMPETITION  AND  DEMAND  FOR  SERVICES
---------------------------------------

     The marketing of applications software is related to the benefits of real-time network transaction processing. In the opinion of management, H-NET enjoys an advantage over COS, Marchon, EYE-COM and First Insight., its major competitors, as a result of its ability to offer prospective corporate chain clients a complimentary service not available from such sources. H-NET's chain clients enjoy a significant financial advantage, since not only is their order processing info automatically integrated into their applications software but their product order service is paid for by "suppliers".

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

     In the vision care industry, opticians, optometrists and ophthalmology assistants need to accredited on an annualized basis. H-NET now presents courses on the web.

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

ALLIANCES
---------

     H-NET services are made possible through the joint efforts of industry leaders in areas that make up the H-NET communications superhighway. Of the better-known companies, our current alliance partners are as follows;
     IBM, is a leader in the creation, development and manufacture of the industry's most advanced information technologies, including computer systems, software, networking systems, storage devices and microelectronics. IBM's worldwide network of solutions and services professionals translates these advanced technologies into business values.
     Symbol Technologies, Inc. uniquely combines data capture, mobile computing and wireless network systems to give businesses the benefits of mobility. Symbol is a global leader in mobile data management systems and services, with extensive expertise in retail, transportation and distribution logistics, manufacturing, parcel and postal delivery, government, healthcare, hospitality and education applications.

     Merrill Lynch, Pierce Fenner & Smith, one of the major financial services organizations in the world, through its offices in Washington, offering H-NET clients a full range of factoring and financial services.

The company is actively seeking new strategic alliances and partners that can be active and assist the company in target markets. These alliances may include distribution, joint marketing or licensing arrangements.

ANTICIPATED  DEVELOPMENTS
-------------------------

     In conjunction with some of the alliance partners, H-NET is presenting products introducing the "Internet Based Vision Care Superhighway", which management believes will continue to be marketed 2002. H-NET re-designed and re-programmed its entire line of software, using what management believes to be the most technologically advanced features in the industry. The re-designed line was released early 2000.

     H-NET plans to aggressively market its application products world-wide and to seek out other opportunities in the health care industry, with the goal of expanding its business into other market niches and expanding the limits of its present niche. In the immediate future, H-NET plans to aggressively market third party processing packages and to market practice management systems.

     H-NET will continue marketing its applications software, hardware services and Internet services in traditional fashion by availing itself of opportunities to demonstrate products and their effect on a client's return on investment. This is accomplished through personal interview obtained through introductory letters, telephone calls, referrals and trade shows. Sales will be under the supervision of H-NET's current management, working with our own-staff and commissioned sales staff. Presently, H-NET plans to attend 2 trade shows during this year.

     H-NET expertise in the vision care industry is expected by management to provide the credibility, experience and products, under the H-NET Internet based umbrella, to market a third party processing package and other non-vision care specific services through H-NET to general health care providers, including hospitals, clinics, homes for the aged, medical and dental practitioners. Marketing of H-NET to the general health care marketplace is expected to be through a brokerage system on straight commissioned salesmen.

     H-NET is able to offer health care providers a package offering seven distinct money and time saving advantages, transaction prices and free software as well as financing of receivables. The typical existing transaction price for services starts at $0.50. Billing companies typically charge between 4% and 10% of a claims value for their services. The POS software is priced between $3,000 - $3,500, the HO software is priced between $15,000 - $100,000 and the LAB software is priced between $5,000 - $25,000. The exhibitors in the virtual trade show pay on average $1500 per annum and web-site development start at a low figure of $1000.

     H-NET is able to offer the health care providers claims processing at a minimum baseline per transaction charge of less than $0.50, in concert with a more competitive percentage charge based on value levels of claims, each of which is tracked in the network administrative software. H-NET's strategy is to earn its revenue from transaction processing pre-billed to the health care provider. H-NET intends to provide the software at no cost other than minimum telephone support expenses and annual update fees of approximately $50 - $100. The software also offers extra features, such as a payment reconciliation module and patient recall service. Thus, H-NET's. technology delivers more competitive prices and greater savings.

     H-NET, Inc also offers health care providers a program for financing their electronic claims receivables to assist in their cash flow management. Claims processing on a real time basis is possible to over a large number of insurance companies, and standard transmission of claims is being expanded to include major carriers such as Blue Cross and Blue Shield. Medical claims can currently be transmitted to most major insurance carriers. Management anticipates that insurance carriers may be added throughout the current year and the required interfaces developed for vision care and non-medical claims.

     Through H-NET 's offering of continuing education courses to Web-Design and a supplier based Virtual Trade show, H-NET is well positioned to emerge as the central hub with its one stop multi-level Internet portal. However, to accomplish its plans in completing development of marketing H-NET over the next fiscal year, management feels that H-NET will require a minimum of $5,000,000 in debt or equity financing for the marketing of the H-NET products and a further $3,000,000 for the marketing of the RS-2000. Due to decline in the markets and the current economic conditions, H-NET has not yet succeeded in raising this required funding.

FACTORING  SERVICES
-------------------

     Many health care providers are interested in selling their account receivables in order to alleviate the monthly cash flow requirements. This practice has grown because health care providers such as physicians, clinics, hospitals, etc., rely on compensation from third party sources, which result in administrative costs and slow payment. Vision care providers are expected to be slower to avail themselves of receivable financing opportunities because financing receivables involves a new concept. Management believes that H-NET's ability to assist in arranging for receivables financing provides it with a competitive edge over other electronic service providers in the vision care business. In addition, it can generate significant profits when the company begins operation in this area, with minimum risks due to verified/guaranteed eligibility.

DISTRIBUTION  METHODS  OF  THE  PRODUCTS  OR  SERVICES
------------------------------------------------------

MARKET  ANALYSIS

     The vast majority of the United States population requires some form of vision correction at some point in their lifetimes. In 2001, the median age for eyewear buyers was 36 years. After age 65, an estimated 96 percent of the population requires vision correction, and the population will be ageing at a considerable rate well into the next century.

     In 2001, over 92 million people in the United States bought eyewear, spending 16 billion dollars. Sales growth, even during the soft economy of previous years, was three percent. The vision-care market is a mature market where structural changes require long periods of time. Steady incremental growth has been the characteristic of the industry, and this trend is expected to continue. Although dwarfed in size by the 860 billion-dollar healthcare market in the United States, the vision care sector is large, estimated at 16 billion dollars yearly.

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

     The Company believes that integrated computerization is increasingly being seen as a way to both reduce costs and facilitate the delivery of high quality patient care. By instituting computerized information systems, health care facilities can increase productivity, gain rapid access to accurate clinical data, track patient progress and comply with the increasing demands for information from government and private insurers. This is an easy to operate machine, priced at approximately US$170,000. With over 5,000 hospitals and clinics in Canada requiring 2 to 3 or more units at each location, the market potential is fairly substantial.

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

     Continuing Research and Development. The company will continue to work closely with its customer base to meet the evolving needs of health care providers. In an effort to increase its research and product development, the company intends to take advantage of a large number of the highly qualified locally based analysts, programmers and web designers available at the present time, to develop new modules, crate additional web services and enhance existing modules.

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

Provide Solutions to Other Markets. The company is seeking to capitalize on the acceptance, adaptability and similarity of the existing software and H-NET portal services by increasing its marketing and product development efforts to develop solutions for other healthcare segments that are not saturated. Leverage Global Presence; The company believes that its international base of installations and its ability to provide customers with world wide technical support, training and consulting services constitute important factors in selling to international customers. In the current year the company expects to market its products in Europe and the Middle East.

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

     This same strategy will be expanded to market any new products that the acquires. By utilizing the same internal and external sales force, the company intends to market the RS-2000 in the current year, after marketing approval is obtained in Canada.

COMPETITIVE  ADVANTAGES  COMPETITIVE  ADVANTAGES  FOR  GROWTH  AND PROFITABILITY

     Two to three year lead over competitors. No other company currently offers a single source comprehensive Internet based portal, vision care claims processing capabilities and product order processing.
     Credibility, expertise and quality products under the H-NET umbrella to market third-party processing package to vision care and other segments of healthcare industry.
     Strategic  partnerships.
     Retail  arena  poses  high  barriers  to  entry.
     Strong  operating  income  margins  and  low  debt-to-equity  ratio.

MARKETING  SALES  AND  DISTRIBUTIONMARKETING  PLAN

MARKETING  PLANS  AND  DISTRIBUTION
-----------------------------------

     H-NET has targeted 100 of the top chains in North America, the United Kingdom, the European Community and the Middle East as qualified prospects for applications software, hardware and web based services. Management believes that the business potential for H-NET Transaction Network billable Internet transactions is a very large and untapped market as is evident from the following estimates.
                                                     TOTAL  ANNUAL        GROSS
SERVICE  TYPE                                        TRANSACTIONS         PROFIT
-------------                                        ------------         ------
1.     Spectacle  Insurance  and  Government  Claims   28,000,000          $0.25
2.     Health  Care  Provider  Claims               9,200,000,000          $0.25
3.     Third  Party  Eligibility  Checking             28,000,000          $0.25
4.     Prescription  Orders  to  Laboratories          82,000,000          $0.25
5.     Lens  Orders  to  Supplier                      17,000,000          $0.25
6.     Frame Ordering                                  55,000,000          $0.25
7.     Contact  Lens  Ordering                         17,000,000          $0.25
8.     Credit  Card  Authorization                     58,000,000         $0.005
9.     Electronic  Product  Catalogues                 22,000,000         $0.005
10.     E-Mail  Promotions                              9,000,000          $1.18
11.     Factoring  Services  on  Receivables           28,000,000     (Note  10)
12.     Electronic  Banking                            29,000,000         $0.005
--------------------------------------------------------------------------------
Notes  and  Sources  of  Data:
1. 35% of spectacle sales are estimated to be third party. Source, survey of H-NET's chain clients.
     This estimate came from Towers Corp., the United States' largest health care insurance billing agency.
2. Every spectacle order goes to a laboratory and there were 80 million customers in 1997. Source: 20 and 20.
3. The typical laboratory places 125 orders to suppliers per month. 2,500 laboratories x 125 orders x 12 months (assuming the market to be 80% of all labs).
4. Chain bulk buying accounts for 33% of the 80 million customers and the result is divided by 10% since chains order a frame in lots of 10. (80,000,000 x 33% x 10%)
5. The total number of transactions are reduced by 60% of 10.6 million customers in 1997 since most patients are served from health care providers inventory. Source, survey of H-NET's clients.
6. As in 1, every third party claim could be electronically checked for eligibility.
7. About 60% of the total 80 million customers in 1997 paid by credit card. This also includes balances not included in third party claims. Source: NDC.
8. The 600 suppliers issue a product catalogue once a year to the 75,000 professionals who work in an estimated 40,000 locations or (550 x 40,000).
Estimates  by  H-NET  from  data  from  OOA  and  AOA.
9.     The  typical  supplier  runs  4  promotions  per  year.  550  x  40,000.
10. The potential is 1.8% of the total dollar volume of 4.63 $billion (35% of 13.22 $Billion total sales) or $800M.
11. All third party customers are treated as potential banking transactions. 12 The cost of an average transaction is between $0.25 and 0.30 and the average selling price is $0.40. The average cost of a financial transaction is between $0.02 to $0.04 and the average selling price is between $0.03 and $0.05

     H-NET introduced the first 3 services in 2001, followed by introduction of more value added services over a next year as warranted by market responses and the number of health care providers using the service. H-NET's marketing strategy is to enhance, promote and support the fact that its products, connecting retail, lab and home office, delivers the most productive return on investment, and none of its competitors reportedly have achieved that level of performance. In addition, the Company has entered into a strategic alliances with major players to offer various services connected with H-NET. This strategy will be directed at exploiting the synergism between the marketing of applications software, which is the core of the Company's present business, and the benefits of real time network.

APPLICATIONS  SOFTWARE

     H-NET products can be used by Opticians, Optometrists, Ophthalmologists and assistants across the vision care industry. The POS2, HO2 and LAB2 systems are installed in many of the countries largest and prominent vision care chains such as Wal-Mart's Sam stores, Lenscrafters, Cole Vision and Pearle Vision. There are many wholesale labs and independents also utilizing the software. The Company predominantly markets its software through its own sales force by attending major conventions and by word of mouth. The company also utilizes Medinformatics and Millbrook by using their sales force to market the POS2/HO2/LAB2 software that is integrated into medical systems providing a seamless operation.

     It is important to note that H-NET's business in this sector has traditionally been focused upon the top one hundred corporate chains in North America and the United Kingdom as well as 2,500 laboratories. The Company will continue marketing these products and services in the traditional fashion of obtaining the opportunity to demonstrate the products and return on investment to prospective clients. This is accomplished by personal contact generated by letters, telephone, referrals and trade shows. The Company intends to attend at least 2 major trade shows in the United States this year. The Company continued marketing H-NET's products in Great Britain and Latin America.

H-NET  TRANSACTION  NETWORK  H-NET  TRANSACTION  NETWORK

     Long-term success is based upon the ability to establish the FIRST and largest user base among the providers. H-NET is working with OMA Manufacturers Associations to create any de facto standards that may be necessary to implement order processing. The Company, together with representatives of the major lens, frame and contact lens manufacturers, has made significant strides towards the goal of finalizing the required formats. H-NET is an integral part of the decision-making process due to its superior technology and large client base. These pioneering achievements will be highlighted throughout our promotional material as well as the trade journals and periodicals of the major lens, frame and contact lens industry.

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

     While the Company is actively pursuing its own user base to bring them "on line", the prominent Web site developed by the company which is linked to over 24 search engines is one of the tools used for the marketing of the transaction network and its portal. The company also works with other prominent players in the vision care arena who assist in the marketing process. This will serve to motivate suppliers to join the network or be superseded by their competitors. It is anticipated that H-NET marketing activity will enhance the marketing of other H-NET products and increase sales.

H-NET  MARKETING  STRATEGY

     Update existing client base and encourage them to use electronic communications.
     Contact radiologists across Canada and make them aware of the RS-2000 Encourage other software suppliers to join in and provide incentives. Provide "free" H-NET software that encompasses electronic communications. Perform seminars strategically around the country to promote H-NET.
     Use a company funded marketing force to promote and market H-NET. Use independent representatives.
     Attend conventions under H-NET banner for H-NET products and the RS-2000. Use chains to market to their company owned or affiliated providers. Leverage the POS2 system price and trade transactions for up-front software fee.

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

     Mr. Bauer is responsible for the design and development of software systems, data modelling and project management. Employed with the company since 1995, he brings a wealth of knowledge in creating advanced applications for the complete vision care supply chain. He is instrumental in the development and implementation of systems since 1995, including large Enterprise operations. Mr. Bauer also provides marketing support.

     Mr. Jim Lyte, H-NET's Web Services Manager has created all of H-Net's Web related material and continues to provide services in enhancing these products. Mr. Lyte also provides marketing support.

     In total H-NET currently employs 5 people, consisting of Executive Management, systems and Marketing Personnel, Web programmers, sales personnel and administrative staff. Several ex-employees of H-Net also provide services as required on a part-time basis. Several commission only marketing people located in various countries make up the sales staff.

PROPRIETARY  AND  INTELLECTUAL  RIGHTS

     H-NET uses the service mark "H-NET" registered with the United States Patent Office (Number 85884) on October 18, 1994. The service mark has a term of six years and is renewable for an additional five-year period. This trademark was renewed for a further five years.

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

COMPETITION

     H-NET was the first company to offer corporate chains compatible products connecting retail, lab and home office. It is this combination that delivers the most productive return on investment and none of the Company's competitors reportedly have achieved this level of performance. To the best of management's knowledge, competition for this market is limited to small in-house systems and three other companies: Compulink Business System, Inc., Westlake CA and First Insight who cater to the optometric side of the business and thus do not provide direct competition, and RLI, Peoria IL, who operate with a small base of chain clients.

     Competition for laboratory business has become a replacement business to modernize old systems. To the best of management's knowledge, there are no competitors offering single-source comprehensive vision-care claims and product order processing service. The concept is well understood and discussed in the trade journals, but no enterprise has yet been able to assemble the software and resources necessary to accomplish the task. Competitors in the third-party medical processing industry offer similar services, but at higher prices and without the ability to transmit vision care information, product data or orders to suppliers. H-NET believes it has an advantage over suppliers of systems in other healthcare sectors.

STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCTS  OR  SERVICES
-----------------------------------------------------------------


H-NET  HEALTHCARE  NETWORK
--------------------------

     Anticipating that regulatory authorities would move towards requiring health care providers to submit health care claims electronically in order to save money and control costs, during the past three years H-NET developed software product technology allowing health care providers and related customers to communicate electronically with suppliers, to process private insurance and government third party claims and to order goods and services over a real-time network. The program is called H-NET Healthcare Network and it will allow a health care provider to select any one of the following transaction services from a single menu; eligibility checks for third party claims; payment processing for insurance and government claims; order processing frames, lens accessories, contact lenses; prescription laboratory orders; electronic product catalogues; e-mail service (promotions from suppliers); factoring services for verified receivables; financial services and electronic banking; and, debit card transactions.

     H-NET is unaware of any competitor offering similar programming for the vision care business and anticipates that success will depend on its ability to establish the first and largest user base among health care providers. Since every health care provider spectacle sale needs a laboratory, laboratories will be targeted as a sales force to distribute H-NET software. A similar co-operative program will be offered to frame/Lens and contact lens suppliers. A direct mail, trade journal advertising, trade show promotion program will also target health care providers.

     H-NET's marketing plans for have been enhanced by the active marketing support available from its distributors who have actively get involved in marketing H-NET to their customers and to use it as an enticement to increase the growth of their own businesses. H-NET will also directly approach its own user base and bring as many as possible on line. The currently available user base is expected to cause suppliers to either join the network or be left behind by their competitors.

     H-NET products will be sold and serviced by a group of strategically located agents who will buy transaction services, typically $0.50 per transaction. Working with a spread of $0.25, they re-sell the service to the health care provider at a price up to the competitive level of $0.75 as well as a percentage rate keyed to set claim dollar-value levels. The key candidates as Agents are the many local billing services. Multiple sales and service executives will be assigned the tasks of locating, training and supporting the network of agents. Sales development materials will principally rely upon direct mailings, trade shows, advertising in professional trade publications and seminars.

SECOND GENERATION POINT OF SALE, HOME OFFICE, AND LABORATORY MANAGEMENT SOFTWARE
--------------------------------------------------------------------------------

     H-NET has completed development of, and is actively marketing, its cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible versions of its previous line of products for the ophthalmic industry. The main objective in the development, incorporating a state of the art Graphical User Interface, was to enhance the usability of the software and to develop an industry standard database that would allow users more complete access to the wealth of information accumulated in the databases.

In addition, as more users of the existing H-NET software were expressing an interest in taking a more active role in the development of unique features for the software, it was necessary to develop software packages that could be enhanced directly by users with the desire and ability to do so.

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

     In response to these market pressures, H-NET developed POS , HO and LAB , each of which generated a large amount of enthusiasm. The products were introduced, commencing in 2001. Management anticipates that, as this product gets better known and marketed throughout the ophthalmic community, its impact on income will be significant.

COMPETITIVE  BUSINESS  CONDITIONS  AND  COMPETITIVE POSITION IN THE INDUSTRY AND
--------------------------------------------------------------------------------
METHODS  OF  COMPETITION
------------------------

     H-NET's business has traditionally been targeted to the top 100 corporate chains in North America and the United Kingdom and to approximately 2,500 laboratories. Competition comes from two sources, in-house systems operated by large accounts and other providers of services to retail chains. In-house systems appear to be dwindling as a result of the maintenance costs, lack of efficiency (personal and resources must be maintained on a full time basis, whether or not used), and an inability to keep pace both technically and in
product  development.     As  a  result  of  such  decline,  Price  Waterhouse
recommended that LensCrafters replace its in house system with a specialized third party solution by H-NET, now encompassing over 800 sites.

     Material competition for corporate chain business is, to the best of management's knowledge, limited to H-NET and two other companies. It is most significantly impacted by product efficacy, the availability of a full product line capable of connecting operations, price and terms info, on-going support
and  updates  capabilities  and  prior  operating  history.   H-NET's  major
competitors  are  Compulink  and  R.L.I.,  with a limited base of chain clients.

     Competition for laboratory business centres on the ability to modernize old systems. There are four major competitors, B.R.C., DVI, Marchon and CC Systems, which have a combined customer base of approximately 1000 clients. H-NET is not aware of any material competitors offering single source comprehensive vision care claims and product order processing service. The concept is well understood and discussed in a futuristic sense in trade journals but no other enterprise has, to management's knowledge, yet been able to assemble the software technology and resources necessary to successfully compete with H-NET.

     Current transaction processing operates on a proprietary and fragmented basis. For example: Lens manufacturers, such as Sola and American Optical, have provided a proprietary order entry system to their largest customers. Some laboratories have offered similar services. There are no frame ordering services and, if there were, they would probably be proprietary. Some vendors give health care providers the ability to capture the government claims (HCFA form) electronically and send it to the payer via modem. H-NET's competitors in the third party processing industry offer similar services but at higher prices and generally do not have the ability to transmit orders.

     Management believes that H-NET has certain competitive advantages that will permit it to retain a leadership position in its industry niche. The retail arena poses difficult start-up challenges because profitability is tied to success in retail sales, an area in which H-NET has a two to three year lead over competitors. H-NET was the first vendor to offer corporate chains compatible products connecting retail establishments, laboratory and home offices. Management believes that this combination delivers the most productive return on investment and no competitors have reported a comparable level of performance.

     Management is not aware of any other vendor in its niche market that has entered into strategic alliances with major companies offering single source services comparable to H-NET's that have as many software products performing at either end of the network, that have as many retail chain and independent market customers; or that operates in North America, the United Kingdom, the European Community, Latin American and the Caribbean.

     Management believes that H-NET's leadership in the introduction of software systems and products has made its customers reliant thereon, with little material likelihood that they will change product and service sources unless a competitor provided dramatic price and performance superiority. Such opinion is based on the observations that the average health care provider deals with between 15 to 25 suppliers and would not normally change to multiple supplier proprietary directories. In management's opinion, H-NET's customers require a single directory system like H-NET for all services and, to the best of management's knowledge, no other such services are reasonably available.

SOURCES  AND  AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS
--------------------------------------------------------------------------------

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

DEPENDENCE  ON  ONE  OR  FEW  MAJOR  CUSTOMERS
----------------------------------------------

     In the current fiscal year no one customer accounted for more than 5% of its continuing business.

PATENTS,  TRADEMARKS,  LICENSES,  FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR
--------------------------------------------------------------------------------
LABOR  CONTRACTS,  INCLUDING  DURATION
--------------------------------------

     None.

SERVICE  MARK  AND  COPYRIGHTS
------------------------------

     H-NET (subsidiaries of the Company) use the service mark "H-NET" registered with the United States Patent Office (Number 185884) on October 18, 1994. The service mark has a term of six years and is renewable for an additional five-year period. All of H-NET's software is believed subject to common law but unregistered copyrights. In fiscal 2001, this service mark was renewed for a further five years.

 LICENSES
 --------

     H-NET grants its customers licenses to use its software program on a non-transferable but permanent basis. Licenses granted by provide for a limited 90-day warranty period, after which the company has no further liability, unless the license has entered into a separate support agreement. There are no outstanding claims under any license or maintenance agreement. or to the best of management's knowledge, any likely claims. Copies of H-NET's material license and maintenance agreements are included, as exhibits to the report on Form 8-K filed on January 6, 1995.

OTHER  INTELLECTUAL  RIGHTS
---------------------------

     No other patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts are used by the Company.

NEED  FOR  ANY  GOVERNMENT  APPROVAL  OF  PRINCIPAL  PRODUCTS  OR  SERVICES
---------------------------------------------------------------------------

     To the best of the Company's knowledge, there are no special requirements for government approval of its principal products or services, not generally applicable to normal business operations.

EFFECT  OF  EXISTING  OR  PROBABLE  GOVERNMENTAL  REGULATIONS  ON  THE  BUSINESS
--------------------------------------------------------------------------------

     The Company is unaware of any probable regulation of its business, other than as will apply in general.

ESTIMATE  OF  THE  AMOUNT  SPENT  DURING  EACH OF THE LAST THREE FISCAL YEARS ON
--------------------------------------------------------------------------------
RESEARCH  AND DEVELOPMENT ACTIVITIES AND, IF APPLICABLE, THE EXTENT TO WHICH THE
--------------------------------------------------------------------------------
COST  OF  SUCH  ACTIVITIES  ARE  BORNE  DIRECTLY  BY  CUSTOMERS
---------------------------------------------------------------

     H-NET has revamped its product line and made inroads into the British vision care software applications industry. Management believes that the keys to H-NET's success are a focused effort in our niche market; a superior product line that is constantly upgraded; hands on sales and support by H-NET's top executives, so they are never far from the marketplace; a positive return on investment by its clients; and financial stability to develop new products and strategies to meet market challenges.

     During the past three years, management believes that H-NET has spent approximately $600,000 on research and development activities, none of which has been borne directly by its customers, although all of it is expensed as incurred.

COSTS AND EFFECTS OF COMPLIANCE WITH FEDERAL, STATE AND LOCAL ENVIRONMENTAL LAWS
--------------------------------------------------------------------------------

     The Company, a service business, is not aware of any expenses directly attributable to compliance with federal, state or local environment laws or regulations.

NUMBER  OF  TOTAL  EMPLOYEES  AND  NUMBER  OF  FULL  TIME  EMPLOYEES
--------------------------------------------------------------------

     The Company has five full time employees, all of whom are employed through its subsidiaries. The Company and its subsidiaries use part time employees and consultants on occasion, as required; however, no fixed number can be provided except that no part time employees are being currently used and generally, the range of part time personnel is between two and three.

EQUIPMENT
---------

     Furniture consists of boardroom furniture, waiting room furniture, six sets of executive office furniture, desks, filing cabinets, bookcases and occasional furniture for the staff. The key equipment consists of an multiple Compaq servers, IBM RISC 6000 computer; 15 Pentium computers, 2 dot matrix printers, 4 color ink-jet printers, and 6 laser printers; two photocopiers, two fax machines; communications equipment and modems; tape storage equipment; Novell, LANTASTIC, Windows NT, CITRIX networks; and phone systems.

INVESTMENT  POLICIES
--------------------

     The Company invests excess cash in securities, which are sold off when needed to fund operations.

ITEM  2     PROPERTIES
-------     ----------

     The Company shares office space with H-NET.COM (New York), its wholly owned New York subsidiary. Its address is 1925 Pine Avenue, Niagara Falls, New York 14303-2309. The Company's other subsidiary, H-NET.COM (Canada) is headquartered at 202-7100 Woodbine Avenue, Markham, Ontario L3R 5J2. Its phone number is
(905) 475-3249 and its fax number is (905) 475-8629. The Niagara Falls facility is a single story office-building complex that is shared. The agreement to share this space expires on October 31, 2002.

The Ontario facility has been leased from Dundee Realty Limited since October of 1982 under five year leases. The annual base rental was $23,930 for the year ending in January 31 2002 and the rent for the current lease is expected to be $24,894 for fiscal 2003. The premises comprise of 3500 sq. feet. Management is of the opinion that its current facilities are adequate for its immediate needs.

ITEM  3  LEGAL  PROCEEDINGS
-------  ------------------

Alphabytes Computer Corporation ("Alphabytes Canada"), a Canadian subsidiary of H-NET, is a party to litigation against Gunther Slaton, Sally Engle and Profitable Packaging Concepts Inc. This case began in 1992 ended in April 1997 with an arbitration award against Alphabytes Canada, Anton Stephens and Peter Markus for $405,000. However, according to Canadian law any order against a Canadian company or person will need to be re-heard in a Canadian court prior to enforcement. In the opinion of the management, the ultimate disposition of this matter will have no material adverse effect on the company's financial position, results or liquidity. The Alphabytes companies are now inactive.

H-NET.Com Inc., the Canadian subsidiary of H-NET INC., obtained a judgement for fraud in the amount of $160,000, together with punitive damages and costs, amounting to a judgement total of over $200,000 bearing interest at 6%. This judgement is against Andre Hamilton, Lola Hami 1383065 Ontario Ltd, and Imperial Computers. Errol Barnswell and Carlton Jackson, arising out of a transaction for the purpose and sale of computer equipment. In the event any person or company as stated above declares bankruptcy, this judgement for fraud, survives bankruptcy. Despite this, the receivable arising from this transaction has been written down to an estimated realisable value.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
-------     ------------------------------------------------------------
     None.


     PART  II
     --------

ITEM  5     MARKET  FOR  THE  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------     --------------------------------------------------------------------
MATTERS
-------

PRICE  RANGE  OF  COMMON  STOCK  AND  DIVIDENDS
-----------------------------------------------

     The Common Stock of the Company commenced trading in the May 1994. The following table sets forth for the periods indicated the range of high and low representative bid quotations for the Company's Common Stock, which were obtained from market makers. A 10-1 reverse split took effect in September 2001 and a 20-1 reverse split took place in November 2001. The stock values quoted below have not been adjusted to reflect the splits.

Quarter  Ended               ASK-High     Bid-Low
 -------------               --------     -------
 April  30,  2001              $0.55       $0.51
 July  31,  2001               $0.18       $0.15
 October  31,  2001            $0.30       $0.28
 January  31,2002              $1.40       $1.18

     The number of record holders of Common Stock of the Company as of January 31, 2002, were 159. Additional holders of the Company's Common Stock hold such stock in street name with various brokerage firms. The Company has reason to believe that such additional shareholders total approximately 800.

ITEM  6     SELECTED  FINANCIAL  DATA
-------     -------------------------

The following table summarizes selected historical financial information of H-NET as of January 31,2002 and Jan 31, 2001 and for the fiscal years ended January 31, 2000, 2001, and 2002.

CONDENSED  BALANCE  SHEET  INFORMATION                2002              2001
--------------------------------------               -----             -----
Current  Assets                           $        376,645          $836,472
Property and Equipment                              40,880            56,998
TOTAL  ASSETS                                      417,525           893,470
TOTAL  LIABILITIES                                  38,931            62,261
Stockholders'  Equity                              378,594           831,209
---------------------

CONDENSED  STATEMENT  OF  OPERATIONS  INFORMATION
-------------------------------------------------
                                            2002        2001         2000
                                            ----       ------        ----
Revenue                            $      219,973    $  1,448,869   $895,373
Expenses                               63,975,600       2,160,242  1,674,250
Loss  before  income  Taxes            63,775,627        (711,373)  (778,877)
Net  Loss                              63,756,227        (614,026)  (719,838)
Net  Earnings  (Loss)  Per  Share         (17.86)           (7.84)     (9.31)
-----------------------------------------------------------------------------






ITEM  7     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION AND
-------     --------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

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

ABOUT  H-NET
------------
H-NET is emerging as a global digital solutions provider for the vision care industry. With its multi-service Internet portal, web-hosting services, business applications services and Internet-based transaction processing services, H-NET provides services and products to hospitals, clinics, retail opticians, chains, home offices, optometrists and optical labs. Other offerings provide supply chain automation and hosted services, information on new technologies, available products and industry news and advertising opportunities in the company's Web magazine, "Visions."
            -------

RESULTS  OF  OPERATIONS
-----------------------
H-NET.COM INC. (Canada), H-NET.COM INC (New York), called H-NET Group work in conjunction with each other in producing, marketing, installing supporting and maintaining the H-NET portal/services, e-commerce activity and. The financial information regarding the parent company and its subsidiaries are presented on a consolidated basis.

Revenues were $219,973 for the fiscal year ended January 31, 2002 where 71% of the revenue came from maintenance and 29% came from software sales, generating a loss before income tax of $63,755,627 as compared to revenues of $1,448,869 for the fiscal year ended Jan 31, 2001 which generated a loss before income taxes of $711,373. This revenue decline is primarily attributed to the continuing severe slump in the vision care industry, resulting in a marked slow down in expenditure by most current and potential clients. The general recessionary environment has also contributed to a major customer delay in converting to the new electronic product line. Due to the continuing need for spectacles and other forms of correction for poor vision, combined with the aging population growth, this downward trend is not expected to continue much longer and, when the retail sales environment improves, clients will once again be looking at technology as a solution to their digital practice management requirements.

The expenses of $63,991,785 increased for the year ended Jan 31, 2002 as compared to expenses of $2,160,242 for the year ending on Jan 31, 2001. The increase in the expenses is attributed primarily to a management supplement of 21,000,000 shares issued at $0.001 and having a fair market value of $59,590,000 being the value used for accounting purposes. This value is net of the value of officer's stock options that expired during the year. Additionally, the company incurred a public relations expense of $4,455,000 presenting the fair market value used for accounting purposes for 2,500,000 shares issued for consulting services to Feng Shui Consulting to create awareness campaigns to unveil the company's new direction into the general healthcare field with additional new products. This will assist in repositioning the company in the "new economy". Roughly 99% of our loss is attributable to the issuance of non-cash, stock based compensation to our management and outside consultants hired to advance our business interests in North America and abroad. In addition, across the board expenses were lowered in promoting and or expanding global contracts until the general recession is over. Due to these efforts, significant developments are expected in 2002/3 when these pending global contracts and other marketing efforts get underway.

Net earnings (losses) for the year ended Jan 31, 2002 were $(63,756,227) in comparison with $(614,026) for the year ended Jan 31, 2001. The earnings (losses) per share was $(17.861) in comparison with $(7.849) in the previous year. We also embarked on various cost cutting measures in order to attempt reach a more stable financial environment and achieve the goal of showing positive earnings. These cost cutting measures are expected to continue until positive earnings can be shown. In comparison with the previous year, the expected consolidation of revenue and the subsequent ramp up accompanied by improvements in the bottom line are now underway with large scale developments expected in 2002/3.

Overall, the major costs were wages and commissions, office and general, rents losses on available for sale securities which is significant due to the market decline. Through careful cost tracking, the company was able to significantly reduce the expenses compared with the previous years. Following years of large-scale investment, in the H-NET transaction network, the H-NET website portal, technology and sales and marketing activities, the company has now begun to consolidate these efforts and are set to cross market these solutions as soon as the economy shows signs of recovery.

Despite making investments into expanding the company, its products and awareness on a global basis, the company remains debt free. The cash position of the company decreased to $64,910 from the $82,774 in the previous fiscal year but continues to maintain a reasonable cash reserve. Retained earnings declined to ($63,583,660) from $172,547 on a comparative basis. Total assets changed from $893,470 to $417,525.

The company's disciplined approach to controlling expenses coupled with a significant effort by key personnel has been beneficial in assisting to maintain a revenue flow while promoting H-NET services on a global basis and promoting the new H-NET services and products. The company continues to be encouraged by the enthusiasm demonstrated by its customers and potential customers for its various website services.

The company continued enhancement of the H-NET portal with additional services and products. It is anticipated that further strategic partnerships established with providers, payors, suppliers and laboratories will substantially strengthen H-NET's relationships with key players and trading partners as well as broaden H-NET's offerings and assist in aggregating a critical mass of users on a global basis.

All H-NET products continued to be marketed through 2001, where the impact is expected to provide significant gains when the current recession subsides.

The  company  remains  debt  free.

MATERIAL  EVENTS
----------------

ACQUISITION  OF  H-NET.NET,  INC
--------------------------------

We  adopt  all  previous  disclosures  from  prior  filings.

LIQUIDITY
---------

     Management believes that H-NET ("the Company") has the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set. However, to fully maximize the potential presented by the key events presented below, management believes that approximately $8,000,000 will need to be raised. Once these funds are raised, it will be primarily used to complete development of the later phases of H-NET, increase the marketing effort in North America, Europe and the middle East, assist in production of marketing material, marketing of the RS-2000 as well seeking entry to NASDAQ small caps. If the general economic situation and the market conditions improve, our marketing effort would be increased by hiring a sales staff of six salesmen, and increasing the number of national/regional trade shows and conferences attended. It is anticipated that the funds will be raised through a private placement or through off-shore financing.

CURRENT  PLANS
--------------

     The key events that are anticipated by management to occur over the next year are the aggressive marketing of the H-NET Internet based, transaction driven system in conjunction with the cross-platform, Windows (Windows is a trademark of Microsoft, INC.) compatible version of its Point of Sale Software (POS ), Laboratory Software (LAB ), and Home Office Software (HO ). The aggressive marketing of H-NET portal with Web site and e-commerce site design capabilities, Virtual Trade Show, Continuing education courses, Virtual Lab, and with on-line real-time third party claims processing capabilities. The Company also plans to increase its share of the ophthalmic software market by actively seeking the acquisition of one or more of its competitors and or suppliers of ophthalmic products. Additionally, the Company plans to utilize its technology to expand into Medical information processing field through possible acquisition or merger.

     During the next fiscal year, the company expects to start updating existing users with new versions of the systems, containing Phase I H-NET components that provides Internet based technology with electronic eligibility checking, claim submission, Lab Order submission and various credit card/debit card functionality. The company will continue to identify and develop many other web based services, locate suitable partners and form strategic relationships with as many key players as necessary to assist in the marketing process.

     The company also expects to obtain approval from the Canadian Healthcare authorities to market the RS-2000 and any other products that it obtains I its quest to broaden the product line offered to the Healthcare community.

ITEM  8     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-------     -----------------------------------------------

     Included  from  Pages  22  onwards.

ITEM  9     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
-------     --------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------
     The Company has not had any reported or material disagreement with its accountants on any matter of accounting principals, practices or financial statement disclosure. In order to conform to new SCC rules and regulations the company has changed its accountants and auditors to Bongiovanni & Associates, P.A.


                              PART  III
                              ---------

ITEM  10       DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------       ---------------------------------------------------------
     The following sets forth the names and ages of all the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.
                                          FIRST  ELECTED
NAME                              AGE     OR  APPOINTED/TERM  POSITION
----                              ---     ------------------  --------
Anton  Stephens                    50       *                 Chairman  and  CEO
Chris  Stephens  (wife  of  CEO)   49       Aug  20/2001
Director

Notes to table: * Elected on December 3, 1994, by the board of directors of the Company, to serve as a director until the next annual meeting of the Company's stockholders, and until his successors are elected, qualified and assume their offices. Service as an officer is at the pleasure of the board of directors.

BIOGRAPHIES  OF  DIRECTORS,  OFFICERS  AND  DIRECTOR  NOMINEES
--------------------------------------------------------------

ANTON  STEPHENS
---------------
     Mr. Stephens, age 50, has been President of H-NET.COM, Inc, a corporation organized under the laws of the Canadian Province of Ontario, since 1983, and has been the President of H-Net.Com, Inc, a New York Corporation, since its organization in 1988. The consolidated Alphabytes companies were accepted as business partners by IBM, Unisys and NCR, and are believed by management to be the world's largest supplier of POS related applications to the vision care industry. Both companies developed, marketed, and serviced software for the health care industry, with a high degree of specialization and expertise in the vision care industry. Mr. Stephens is responsible for the overall management of both entities, and along with the management team, all key decisions with respect to strategic planning, product development, marketing, and finances. Mr. Stephens is responsible for the overall strategic planning and Mrs. Stephens is responsible for the day-to-day operations. Mr. Stephens graduated from Brunel University (United Kingdom) in 1974 with a Bachelor of Science degree in computer sciences. Prior to 1984, Mr. Stephens was employed as a systems analyst at the Kent County Council (United Kingdom) and at Molins Manufacturing; he served as a computer industry consultant in Canada, where his clients included the Ontario Provincial Government (part of the design and implementation team which developed the Ontario health care system), General Motors (developed leasing and sales systems) and CBS (development of royalty payment system). He thereafter served as the director of data processing for Morguard Property Investments (Canada's second largest property management company).

CHRIS  STEPHENS
---------------
     Chris Stephens is an accountant and has worked with Barclays bank in England and with the Bank Of Montreal in Canada prior to her current position within H-NET

ITEM  11       EXECUTIVE  COMPENSATION.
--------       ------------------------



GENERAL  -  SUMMARY,  COMPENSATION  TABLE
-----------------------------------------
               ANNUAL  COMPENSATION                    AWARDS                      PAYOUTS
               --------------------                    ------                      -------
                                        OTHER
                                        ANNUAL
                                        COMPEN-       RESTRICTED
NAME                                    SATION          STOCK    AWARDS     SUOP     SARS   LTIP  OTH
Position               Year     Salary    ($)     Bonus  ($)      ($)        ($)     (#)     ($)  ($)
-----------------------------------------------------------------------------------------------------
Anton  Stephens*       2002      ***      **       ***  59,590,000  ***      ***     ***     ***  ***
Christine Stephens+    2002      ***      **       ***     ***      ***      ***     ***     ***  ***
Doug  Winter  (1)      2002    $62,213    **       (3)     (3)      ***      ***     ***     ***  ***
Barry  Sutters(2)      2002    $55,000    **       (3)     (3)      ***      ***     ***     ***  ***
Anton  Stephens*       2001      ***      **       ***     ***      ***      ***     ***     ***  ***
Christine Stephens+    2001      ***      **       ***     ***      ***      ***     ***     ***  ***
Doug  Winter  (1)      2001    $68,000    **       (3)     (3)      ***      ***     ***     ***  ***
Barry  Sutters(2)      2001    $55,000    **       (3)     (3)      ***      ***     ***     ***  ***



LEGEND:     SOUP  is  Securities  Underlying Options/Payouts; Other is all other
Compensation
*     Chief Executive Officer, President and Chairman of the Board of Directors.
+     Secretary
**    H-NET paid an annual management fee of $115,400 in 2002, $169,000 in 2001 and $204,000 in 2000 to Alphabytes Management, INC., a corporation organized under the laws of the Canadian Province of Ontario and wholly owned by the Stephens Family.
      Mr. Stephens is provided with use of a vehicle on which the H-NET spent $4,000.
***   None. The  options  granted  in  2001  have  now  expired.
(1)   Mr. Winter title is; Systems Manager and (2)    Mr. Sutters title
is;  Project  Manager
(3) Expected to be among the persons to whom a 500,000 share from a reserved block will be awarded, when the Board of Directors develops criteria for awards.


LONG-TERM  INCENTIVE  PLAN  ("LTIP)
-----------------------------------

     Neither the Company nor any subsidiary thereof has any long-term incentive plans. However, the Company's Board of Directors has authorized the reservation of 500,000 shares of its common stock for use in compensating professional advisors, consultants and employees. On Jan 31 2002, 225,000 shares remain un-issued.

COMPENSATION  OF  DIRECTORS  &  STANDARD  ARRANGEMENTS
------------------------------------------------------

     All members of the Company's board of directors are paid a per diem fee of $300 for attendance at meetings of the board of directors and committees thereof. In addition, if required, they are reimbursed for travel expenses and lodging is arranged for them, at the Company's expense. At such time as adequate funds are available, all director (and officers) of the Company will be covered by liability insurance. Outside directors (those who are not officers or employees of the Company) will generally be issued 2500 shares of the Company's common stock as an inducement to become directors; however, the stock is subject to total forfeiture in the event that the director does not serve in such role for a least 365 days. Directors are reimbursed for all out of pocket expenses incurred in the performance of their roles, subject to provision of receipts in form and substance adequate to satisfy Internal Revenue Service audit requirements.

OTHER  ARRANGEMENTS
-------------------

     Neither the Company nor any of its subsidiaries have any other arrangements to compensate its directors, other than the management agreement pursuant to which the H-NET paid an annual management fee during of $115,400 in 2002, $169,000 in 2001 and $204,000 in 2000 (Total compensation taken by Anton Stephens and Chris Stephens for full time employment), to Alphabytes Management INC., a corporation organized under the laws of the Canadian Province of Ontario. Alphabytes Management, INC., one of the Company's principal stockholders, is owned by the Stephens family.

ITEM  12       SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------       ----------------------------------------------------------------

PARENTS  OF  THE  COMPANY
-------------------------

     The following table discloses all persons who are parent of the Company (as such term is defined in Securities and Exchange Commission Regulation C), showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.
                                           % OF VOTING         OTHER  BASIS
                       BASIS FOR           SECURITIES          FOR
NAME                   CONTROL             OWNED               CONTROL
----                   -------             -----               -------
Pinewood  Resources    Stock  Ownership    88% *               None

*  Majority  owned  by  the  Stephens  Family

TRANSACTION  WITH  PROMOTERS,  IF  ORGANIZED  WITHIN  THE  PAST  FIVE  YEARS
----------------------------------------------------------------------------

     Neither the Company nor its subsidiaries were organized within the past five years.

PRINCIPAL  STOCKHOLDERS

     The following sets forth the security ownership of Management of the Company and any holders of the Company's common stock known to own 5% or more of the Company's issued and outstanding common stock, as of January 31, 2002. As of the date of this Current Report, the following persons (including any "group" are, based on information available to the Company, beneficial owners of more than five percent of the Company's common stock (its only class of voting securities):
            NAME  AND                AMOUNT  AND
TITLE       ADDRESS  OF              NATURE  OF          PERCENT
OF          BENEFICIAL               BENEFICIAL          OF
CLASS       OWNER                    OWNER               CLASS
-----       -------------------      -----               -----
Common     Pinewood  Resources       Record  &             88%
Stock      2  Raffles  Link,         Beneficial
           Marina  Bayfront,         21,000,000
           Singapore  039392

A  stockholder  of  Pinewood  Resources  is  the  Stephens  family.

SECURITY  OWNERSHIP  OF  MANAGEMENT
-----------------------------------

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
            NAME  AND                     AMOUNT  AND
TITLE       ADDRESS  OF                   NATURE  OF          PERCENT
OF          BENEFICIAL                    BENEFICIAL          OF
CLASS       OWNER                         OWNER               CLASS
-----       -----------------------       -----               -----
Common     The Stephens Family              Beneficial          88%
Stock      202-7100  Woodbine Avenue        21,000,000
           Markham, Ontario, Canada L3R 5J2

Owned of record by Pinewood Resources.

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------       -----------------------------------------------

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
               RELATIONSHIP        NATURE OF INTEREST           AMOUNT OF
NAME/YEAR      TO COMPANY          IN THE COMPANY               INTEREST
----           ----------          --------------               --------
Anton Stephens  Officer, Director          +                    $ 4,000
2001            & Principal Stockholder
_____________________________________________________________________________
+    Mr. Stephens is provided with use of a vehicle for which H-NET pays.

                                     PART IV
                                     -------

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------  -----------------------------------------------------------------
          (a)     The following documents are filed as a part of this Report:
          (1) Financial Statement. The following Financial Statements are filed as part of this Report:
                                                                         Page
                                                                         ----
     Report of Independent Public Accountants                          F-1,2
     Balance Sheets, Jan 31, 2002 and Jan 31, 2001                       F-3
     Statements of Operations, Year Ended Jan 31, 2002
     Year Ended January 31, 2001 and     Year Ended January 31, 2002.    F-4
     Statement of Stockholders' equity                                   F-5
     Statement of Cash Flows, Year Ended January 31, 2000                F-6
     Year Ended January 31, 2001 and Year Ended January 31, 2002.
     Notes to Financial Statements                            F-7 through 11

(2)     Exhibits.          The following exhibits are filed as part of this
                           Report:

Exhibit No.               Item
-----------               ----
     3.1 Articles of Incorporation of Registrant dated May 16, 1986 incorporated by reference to Company's registration statement on Form S-18, No.33-20733-D, effective August 3, 1988.
     3.2 Bylaws of Registrant incorporated by reference to Company's registration statement on Form S-18, No.33-20733-D, effective August 3, 1988.
     10.1         Offshore sales agreement
     10.2         Offshore sales agreement-amendment
     23.1         Consent of Bongiovanni & Associates
     23.2         Consent of Shimmerman Penn Burns Becker, LLP



H-NET.NET, INC.
CONSOLIDATED AUDITED FINANCIAL STATEMENTS
------------------------------------------




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors:
H-Net.Net, Inc.

We have audited the consolidated balance sheet of H-Net.Net, Inc. and wholly owned subsidiaries as of January 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of H-Net.Net, Inc. wholly owned subsidiaries as of January 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, certain errors resulting in an understatement of the previously reported expenses for the years ended January 31, 2001, 2000 and 1999 were discovered by the Company's management during the current year. Accordingly, the years ended 2001 and 2000 have been restated and an adjustment has been made to retained earnings as of February 1, 1999.



Bongiovanni & Associates, P.A.

Pompano Beach, Florida

June 18, 2002



















                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders of H-Net.Net Inc.:
(formerly H-NET.COM Inc.)

We have audited the accompanying consolidated balance sheet of H-Net.Net Inc. as of January 31, 2001 and the consolidated statements of loss, stockholders' equity and cash flows for the years ended January 31, 2001, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The financial statements at January 31, 2001, and for the years ended January 31, 2001 and January 31, 2000 differ from the financial statements we reported on under date of March 7, 2001 in that they have been revised to reflect non-cash compensatory charges and the expensing of deferred offering costs resulting in a reduction of retained earnings and an increase in capital stock of $744,108 as explained in Note 12.


Shimmerman Penn Burns Becker, LLP

Chartered Accountants

Toronto, Canada

March 7, 2001
Except as to Note 12 which
is as of May 15, 2002





                      H-NET.NET, INC. AND WHOLLY OWNED SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                             AS OF JANUARY 31, 2002 AND 2001

                                                                  2002           2001
                                                              -------------  ------------
ASSETS
------------------------------------------------------------
CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     64,910   $    82,774
Available-for-sale securities. . . . . . . . . . . . . . . .        17,920       362,083
Accounts receivable. . . . . . . . . . . . . . . . . . . . .       155,533       214,218
Income taxes recoverable . . . . . . . . . . . . . . . . . .       129,789       138,880
Prepaid expenses and other assets. . . . . . . . . . . . . .         8,493        38,517
                                                              -------------  ------------
                                                                   376,645       836,472
PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . . . . .        40,880        56,998
                                                              -------------  ------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $    417,525   $   893,470
                                                              =============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses. . . . . . . . . . . .  $     29,375   $    62,261
Deferred revenue . . . . . . . . . . . . . . . . . . . . . .         9,556             -
                                                              -------------  ------------
                                                                    38,931        62,261
                                                              -------------  ------------

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 par value 5,000,000 authorized, none
  issued and outstanding). . . . . . . . . . . . . . . . . .             -             -
Common stock ($.001 par value 100,000,000 authorized,
  23,687,838 and 78,305 issued and outstanding at
  January 31, 2002 and 2001, respectively) . . . . . . . . .        23,687            78
Additional paid in capital . . . . . . . . . . . . . . . . .    64,087,799     1,007,269
Employee share options . . . . . . . . . . . . . . . . . . .             -         2,568
Retained earnings (deficit). . . . . . . . . . . . . . . . .   (63,583,680)      172,547
Accumulated other comprehensive loss . . . . . . . . . . . .      (149,212)     (350,368)
                                                              -------------  ------------
                                                                   378,594       823,094
Less treasury stock at cost. . . . . . . . . . . . . . . . .             -          (885)
                                                              -------------  ------------
                                                                   378,594       831,209
                                                              -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .  $    417,525   $   893,470
                                                              =============  ============




                       H-NET.NET, INC. AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000



                                                        2002          2001         2000
                                                    -------------  -----------  -----------
REVENUE:
Sales. . . . . . . . . . . . . . . . . . . . . . .  $    219,973   $1,389,672   $  834,845
                                                    -------------  -----------  -----------

EXPENSES:
Management supplement. . . . . . . . . . . . . . .    58,590,000            -      510,000
Public relations . . . . . . . . . . . . . . . . .     4,455,000            -            -
Wages, management and consulting fees. . . . . . .       340,146      398,146      252,909
General and administrative . . . . . . . . . . . .       179,377      226,655      205,106
Professional fees. . . . . . . . . . . . . . . . .       108,919      157,647       48,200
Travel and promotion . . . . . . . . . . . . . . .        67,062      297,774      206,782
Research and development . . . . . . . . . . . . .             -      272,827      330,298
Direct costs . . . . . . . . . . . . . . . . . . .             -      592,729       23,047
Depreciation and amortization. . . . . . . . . . .        16,742       21,245       30,529
                                                    -------------  -----------  -----------

Total Expenses . . . . . . . . . . . . . . . . . .    63,757,246    1,967,023    1,606,871
                                                    -------------  -----------  -----------

OTHER INCOME (EXPENSE):
Loss on disposal of available-for-sale securities.      (234,539)    (190,170)     (41,469)
Interest and bank charges. . . . . . . . . . . . .             -       (3,049)     (25,910)
Investment income. . . . . . . . . . . . . . . . .        16,185       59,197       60,528
                                                    -------------  -----------  -----------

Total Other Income (Expense) . . . . . . . . . . .      (218,354)    (134,022)      (6,851)

LOSS BEFORE INCOME TAXES . . . . . . . . . . . . .   (63,755,627)    (711,373)    (778,877)
                                                    -------------  -----------  -----------

PROVISION (RECOVERY) OF INCOME TAXES
Current. . . . . . . . . . . . . . . . . . . . . .           600      (35,085)     (55,121)
Deferred . . . . . . . . . . . . . . . . . . . . .             -      (62,262)      (3,918)
                                                    -------------  -----------  -----------

                                                             600      (97,347)     (59,039)
                                                    -------------  -----------  -----------

NET LOSS . . . . . . . . . . . . . . . . . . . . .  $(63,756,227)  $ (614,026)  $ (719,838)
                                                    =============  ===========  ===========

NET LOSS PER SHARE:
Basic and diluted. . . . . . . . . . . . . . . . .  $     (17.86)  $    (7.84)  $    (9.31)
                                                    =============  ===========  ===========

Weighted average shares outstanding. . . . . . . .     3,569,665       78,268       77,342
                                                    =============  ===========  ===========





                                        H-NET.NET, INC. AND WHOLLY OWNED SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
                                                        Capital Stock                        Options          Treasury Stock
                                                        -------------                        -------          --------------
                                                                            Additional
                                                     Number of              Paid-in-     Number of          Number of
                                                      Shares     Amount     Capital     Shares     Amount     Shares
                                                      ------     ------     -------     ------     ------     ------
BALANCE AS AT JANUARY 31, 1999. . . . . . . . . .       76,455   $  76   $   284,067     3,639   $     801      1,000
Comprehensive loss:
Net loss for 2000 . . . . . . . . . . . . . . . .            -      -             -          -           -          -
Foreign exchange adjustment for 2000. . . . . . .            -      -             -          -           -          -
Unrealized loss on available-for-sale securities.            -      -             -          -           -          -

Total comprehensive loss
Employee share options issued as compensation for
     services . . . . . . . . . . . . . . . . . .            -      -       508,445      1,000       2,555          -
Exercise of employee share options. . . . . . . .        1,775      2         4,332     (3,550)       (784)         -
Purchase of stock on open market. . . . . . . . .            -      -       (87,628)         -           -        169
Sale of stock on open market. . . . . . . . . . .            -      -       180,740          -           -       (322)
----------------------------------------------------------------------------------------------------------------------
BALANCE AS AT JANUARY 31, 2000. . . . . . . . . .       78,230     78   $   889,956      1,089       2,572        847
Comprehensive loss:
Net loss for 2001 . . . . . . . . . . . . . . . .            -      -             -          -           -          -
Foreign exchange adjustment for 2001. . . . . . .            -      -             -          -           -          -
Unrealized loss on available for sale securities.            -      -             -          -           -          -

Total comprehensive loss
Expiration of stock options . . . . . . . . . . .                              (806)       (22)      (4)
Purchase of stock on open market. . . . . . . . .            -      -       (22,520)         -           -        133
Sale of stock on open market. . . . . . . . . . .            -      -       138,639          -           -       (828)
Common shares issued as compensation for
 services . . . . . . . . . . . . . . . . . . . .           75      -         2,000          -           -          -
----------------------------------------------------------------------------------------------------------------------
BALANCE AS AT JANUARY 31, 2001. . . . . . . . . .       78,305      78   $ 1,007,269     1,067       2,568         152
Comprehensive loss:
Net loss for 2002 . . . . . . . . . . . . . . . .            -      -             -          -           -          -
Foreign exchange adjustment for 2002. . . . . . .            -      -             -          -           -          -
Unrealized loss on available for sale securities.            -      -             -          -           -          -

Total comprehensive income
Sale of stock on open market. . . . . . . . . . .            -      -        14,240         -           -        (100)
Common shares issued as compensation for
 services . . . . . . . . . . . . . . . . . . . .   23,503,533   23,503   63,533,829         -           -        (52)
Expiration of employee share options. . . . . . .            -      -       (511,115)   (1,067)     (2,568)         -
Sale of stock . . . . . . . . . . . . . . . . . .      106,000     106        43,576         -           -          -
-----------------------------------------------------------------------------------------------------------------------
BALANCE AS AT JANUARY 31, 2002. . . . . . . . . .   23,687,838  $23,687   $64,087,799        -           -          -

TABLE CONT'
                                                                                             Accumulated
                                           Treasury Stock                                    Other
                                                              Retained     Comprehensive     Comprehensive
                                                  Amount      Earnings     Income (Loss)     Income (Loss)     Total
-----------------------------------------------------------------------------------------------------------------------
BALANCE AS AT JANUARY 31, 1999. . . . . . . . . .  $(384)      $  1,506,411                  $   (454,723)  $ 1,336,248
Comprehensive loss:
Net loss for 2000 . . . . . . . . . . . . . . . .          -       (719,838)  $   (719,838)            -      (719,838)
Foreign exchange adjustment for 2000. . . . . . .          -              -          2,723         2,723         2,723
Unrealized loss on available-for-sale securities.          -              -        (30,524)      (30,524)      (30,524)
                                                                              -------------
Total comprehensive loss. . . . . . . . . . . . .                             $  (747,639)
                                                                              ============
Employee share options issued as compensation for
     services . . . . . . . . . . . . . . . . . .          -              -                          -         511,000
Exercise of employee share options. . . . . . . .          -              -                          -           3,550
Purchase of stock on open market. . . . . . . . .    (885)                -                          -         (88,513)
Sale of stock on open market. . . . . . . . . . .     228                 -                          -         180,968
-----------------------------------------------------------------------------------------------------------------------
BALANCE AS AT JANUARY 31, 2000. . . . . . . . . .   (1,041)         786,573                     (482,524)    1,195,614
Comprehensive loss:
Net loss for 2001 . . . . . . . . . . . . . . . .          -       (614,026)  $   (614,026)            -      (614,026)
Foreign exchange adjustment for 2001. . . . . . .          -              -         (1,817)       (1,817)       (1,817)
Unrealized loss on available for sale securities.          -              -        133,973       133,973       133,973
                                                                              -------------
Total comprehensive loss. . . . . . . . . . . . .                              $  (481,870)
                                                                               ============
Stock split . . . . . . . . . . . . . . . . . . .          -              -                          -              -
Expiration of stock options                                                                                       (810)
Purchase of stock on open market. . . . . . . . .     (227)               -                          -         (22,747)
Sale of stock on open market. . . . . . . . . . .      383                -                          -         139,022
Common shares issued as compensation for
 services . . . . . . . . . . . . . . . . . . . .          -              -                          -           2,000
----------------------------------------------------------------------------------------------------------------------
BALANCE AS AT JANUARY 31, 2001. . . . . . . . . .       (885)       172,547                     (350,368)      831,209
Comprehensive loss:
Net loss for 2002 . . . . . . . . . . . . . . . .          -    (63,756,227)  $(63,756,227)            -   (63,756,227)
Foreign exchange adjustment for 2002. . . . . . .          -              -         17,946        17,946        17,946
Unrealized loss on available for sale securities.          -              -        183,210       183,210       183,210
                                                                              -------------
Total comprehensive income. . . . . . . . . . . .          -                  $(63,555,071)
                                                                               ============
Sale of stock on open market. . . . . . . . . . .        761              -                           -         15,001
Common shares issued as compensation for
 services . . . . . . . . . . . . . . . . . . . .        124              -                           -     63,557,456
Expiration of employee share options. . . . . . .          -              -                                   (513,683)
Sale of stock . . . . . . . . . . . . . . . . . .          -              -                                     43,682
                                                   --------------------------------------------------------------------
BALANCE AS AT JANUARY 31, 2002. . . . . . . . . .          -   $(63,583,680)                $   (149,212)   $   378,594
                                                   --------------------------------------------------------------------




                       H-NET.NET, INC. AND WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000


                                                              2002        2001        2000
                                                      -------------  ----------  ----------
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . .  $(63,756,227)  $(614,026)  $(719,838)
Items not affecting cash:
Depreciation and amortization. . . . . . . . . . . .        16,742      21,245      30,529
Write off of deferred costs. . . . . . . . . . . . .             -      89,000           -
Deferred income taxes. . . . . . . . . . . . . . . .             -     (62,262)     (3,918)
Issue of shares and options for services . . . . . .    63,043,910       2,000     511,000
Expiration of employee options . . . . . . . . . . .             -        (810)          -
Loss on disposal of available-for-sale securities. .       234,539     190,170      41,469
                                                      -------------  ----------  ----------
                                                          (461,036)   (374,683)   (140,758)
Changes in operating assets and
  liabilities:
Accounts receivable. . . . . . . . . . . . . . . . .        58,685    (155,435)    158,301
Income taxes recoverable . . . . . . . . . . . . . .         9,091       7,162    (146,042)
Prepaid expenses and other assets. . . . . . . . . .        30,024     (16,893)      4,957
Accounts payable and accrued expenses. . . . . . . .       (32,886)      9,848       7,295
Deferred revenue . . . . . . . . . . . . . . . . . .         9,556           -           -
Income taxes payable . . . . . . . . . . . . . . . .             -           -    (134,565)
                                                      -------------  ----------  ----------
                                                          (386,566)   (530,001)   (250,812)
                                                      -------------  ----------  ----------

FINANCING ACTIVITIES
Issuance of common shares. . . . . . . . . . . . . .        43,682           -       3,550
Deferred stock issuance costs. . . . . . . . . . . .             -      (6,000)    (83,000)
Purchase of stock for treasury . . . . . . . . . . .             -     (22,747)    (88,513)
Sale of treasury stock . . . . . . . . . . . . . . .        14,864     139,022     180,968
                                                      -------------  ----------  ----------
                                                            58,546     110,275      13,005
                                                      -------------  ----------  ----------

INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities       292,834     238,453     490,078
Purchase of property and equipment . . . . . . . . .          (624)     (4,329)     (8,905)
                                                      -------------  ----------  ----------
                                                           292,210     234,124     481,173
                                                      -------------  ----------  ----------

FOREIGN EXCHANGE ADJUSTMENT. . . . . . . . . . . . .        17,946      (1,817)      2,723
                                                      -------------  ----------  ----------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . .       (17,864)   (187,419)    246,089
Cash, beginning. . . . . . . . . . . . . . . . . . .        82,774     270,193      24,104
                                                      -------------  ----------  ----------
CASH, ENDING . . . . . . . . . . . . . . . . . . . .  $     64,910   $  82,774   $ 270,193
                                                      =============  ==========  ==========

                  H-NET.NET, INC. AND WHOLLY OWNED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JANUARY 31, 2002, 2001 AND 2000


NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------

Business Activity
-----------------
H-Net.Net Inc. and its wholly owned subsidiaries (the "Company") provide maintenance and technical support on computer systems for eye care providers in North America, Latin America, the United Kingdom and Europe.

Basis  of  Presentation
     -----------------------
The consolidated financial statements include the accounts of H-Net.Net Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use  of  Estimates
------------------
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Statement  of  Cash  Flows
--------------------------
For purposes of the consolidated statement of cash flows, the Company considers temporary investments with a maturity of three months or less to be cash equivalents.

Property  and  Equipment
------------------------
Property and equipment are stated at cost. Depreciation and amortization is being provided by the declining balance method over the estimated useful lives of the assets as follows:
     Furniture  and  fixtures               10  years
     Vehicles                                7  years
     Computer  hardware                      7  years
     Computer  software                      1  year

Foreign  Currency  Adjustment
-----------------------------
The financial position and operating results of substantially all foreign operations are consolidated using the local currencies of the countries in which the Company operates as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation adjustments are recorded directly into a separate component of stockholders' equity.

Deferred  Taxes
---------------
The Company provides for income taxes and recognizes deferred tax assets and liabilities on the balance sheet by the use of the liability method for income taxes. The liability method requires that all deferred tax balances be determined by using the applicable tax expected to be in effect when the taxes will actually be paid or when refunds are received. The applicable tax rate is applied to the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws as they occur. Valuation allowances are established, if necessary, to reduce the deferred tax assets.

Comprehensive  Income
---------------------
Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. The accumulated other comprehensive loss at January 31, 2002 and 2001 is as follows:

                                                         January 31,
                                                         -----------
                                                   2002              2001
                                                   ----              ----
Unrealized loss on securities                $     (6,799)      $ (190,009)
Foreign currency translation adjustments         (142,413)        (160,359)
                                                ---------        ---------
Total accumulated other comprehensive loss     $ (149,212)      $ (350,368)
                                                 =========       =========


Investments
-----------
The Company classifies its investments in debt and marketable equity securities into held-to-maturity, trading, or available-for-sale categories. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders' equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Gains or losses on securities sold are based on the weighted average method.

Revenue  Recognition
--------------------
Revenue from product sales is recognized when products are shipped to customers. Revenue from support and maintenance contracts are recognized over the term of the contract. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Research  and  Development  Costs
---------------------------------
Research, development, and engineering costs are expensed in the year incurred. For 2002 these costs were $0, for 2001 they were $272,827 and for 2000 they were $330,298, net of tax credits of $74,804 in 2001 and $88,516 in 2000.

Financial  Instruments
----------------------
The Company's financial instruments are cash, investments, accounts receivable and accounts payable. The recorded values of cash, investments, accounts receivable and accounts payable approximate their fair values based on their short-term nature.

Fair values of investments are based on quoted market prices as of January 31, 2002 and 2001.

Comparative amounts
-------------------
Prior years' classifications have been restated to conform to current year classifications.

NOTE 2     PROPERTY AND EQUIPMENT
           ----------------------
          Property and equipment consists of the following at January 31:


                                                    2002     2001
                                                 -------  -------
Furniture and fixtures. . . . . . . . . . . . .  $17,116  $17,116
Vehicles. . . . . . . . . . . . . . . . . . . .    1,931    1,931
Computer hardware . . . . . . . . . . . . . . .   58,453   58,453
Computer software . . . . . . . . . . . . . . .    1,367      743
                                                 -------  -------
                                                  78,867   78,243
Less: accumulated depreciation and amortization   37,987   21,245
                                                 -------  -------
     NET PROPERTY AND EQUIPMENT . . . . . . . .  $40,880  $56,998
                                                 =======  =======




NOTE 3     AVAILABLE FOR SALE SECURITIES
           -----------------------------
          Available  for sale securities consist of the following at January 31:

                                 2002                          2001
             ----------------------------------   -------------------------------
                Gross . .  Unrealized              Gross       Unrealized
                Amortized  Gains       Fair        Amortized   Gains      Fair
                cost . .   (losses)    value       cost        (losses)   value
-----------  ------------  --------  -----------  ---------  ----------  --------
Corporate
 bonds. . .  $     23,519  $(5,746)  $    17,773  $ 333,455  $ (78,400)  $255,055
Common
 stock. . .         1,200   (1,053)          147    218,637   (111,609)   107,028
             ------------  --------  -----------  ---------  ----------  --------

  TOTAL . .  $     24,719  $(6,799)  $    17,920  $ 552,092  $(190,009)  $362,083
             ============  ========  ===========  =========  ==========  ========


During the years ended January 31, 2002 and 2001, available for sale securities were sold for total proceeds of $292,834 and $238,453, respectively. Realized gains and (losses) were $(234,539), $(190,170) and $(41,469) in 2002, 2001 and
2000, respectively. The change in net unrealized holding (loss) gain on available-for-sale securities of $183,210 and $133,973 and $(30,524) in 2002, 2001 and 2000, respectively, have been charged (credited) to accumulated other comprehensive income. Corresponding valuation allowances has offset deferred taxes on the unrealized losses.

NOTE  4     DEFERRED  STOCK  ISSUANCE  COSTS
            --------------------------------
The  Company  had  an uncompleted private placement arrangement that expired May
31, 2000. Costs related to the offering totaling $89,000, were written off at expiration of the offering against expense.

NOTE  5     INCOME  TAXES
            -------------
At January 31, 2002 the Company had net operating loss carryforwards of approximately $64,000,000, subject to temporary differences on stock issuances for services rendered that are available to offset future taxable income through the year 2022, and capital loss carryforwards of approximately $479,000 that are available to offset future capital gains that expire at various years through 2007.

The significant components of the Company's deferred income taxes are as follows:

Deferred tax assets (liabilities):
                                              2002         2001          2000
                                              ----         ----          ----

Net operating losses carried forward      $  21,760,000   $     -       $     -
Capital losses carried forward                  163,000       81,000     16,000
Book and tax base differences on assets            -            -       (62,262)
Valuation allowance for future income taxes (21,923,000)     (81,000)   (16,000)
                                           -------------------------------------
Net deferred income taxes                 $        -      $     -      $(62,262)
                                          ===========      ==========  =========

NOTE  6     CAPITAL  STOCK
            --------------
The Company is authorized to issue 100,000,000 common shares at $0.001 par value per share and 5,000,000 preferred shares at $0.001 par value per share. Rights and privileges of preferred shares will be determined at the time of issuance. No preferred shares were issued to date.

On April 1, 2000, there was a two-for-one forward stock split of common shares. In September of 2001 there was a one-for-ten reverse stock split of common shares and in November of 2001 there was a one-for-twenty reverse stock split of common shares. All share and per share amounts have been retroactively restated.

During the year ended January 31, 2001, the Company issued 75 common shares as compensation for services rendered to the Company, which were valued at the fair value of the services of $2,000.

During the year ended January 31, 2002, approximately 23,500,00 common shares were issued as compensation for services rendered to the Company and valued at the fair market value of the shares at the time of issuance as determined by a third party source. 21,000,000 of these common shares were issued to the Company's officer.

During the year ended January 31, 2002 the Company issued 106,000 common shares for a total cash consideration of $43,682

The Company granted 4,640 options to officers and employees to purchase shares of common stock generally at $0.01 per share. The options were for five years and expired at various dates through October 31, 2001. At the time of grant, operations were charged and stockholders' equity was credited for the excess of the market value of the underlying shares over the exercise price of options. Upon expiration of the options during the years ended January 31, 2002 and 2001 additional paid in capital was credited. At January 31, 2002 there are no outstanding options.

All  of  the  aforementioned  splits  have  been  retroactively restated herein.

NOTE  7     LEASES
            ------
Subsequent to January 31, 2002, the Company entered into a lease for its facilities that expires in December 2007. Minimum rentals under this lease are as follows:

2003 . .  $24,894
2004 . .   27,059
2005 . .   27,059
2006 . .   29,223
2007 . .   29,223
          -------
          137,458
          ========


Rent expense was $56,484, $66,135 and $62,484 in 2002, 2001 and 2000,
respectively.

NOTE 8     LOSS PER SHARE
           --------------
Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Basic and diluted loss per share were the same for 2002, 2001 and 2000.

The Company had a 2 for 1 split in April 2000, a 1 for 10 reverse stock split in September 2001 and a 1 for 20 reverse stock split in November 2001. All per share amounts have been adjusted to reflect these splits.

NOTE  9     COMMITMENTS  AND  CONTINGENCIES
            -------------------------------
Alphabytes Computer Corporation ("Alphabytes Canada"), a Canadian subsidiary of H-Net.Net, Inc., is a party to a litigation against Guther Slaton, Sally Engle and Profitable Packaging Concepts Inc. This case, which started in 1992 ended in April 1997 with an arbitration award against Alphabytes Canada for $405,000. However, according to Canadian law any order against a Canadian company will need to be re-heard in a Canadian court prior to enforcement. In the opinion of management, the ultimate disposition of this matter will have no material adverse effect on the Company's consolidated financial position or results of operations and accordingly has not been recorded.

H-Net.com Inc., a Canadian subsidiary of H-Net.Net, Inc., obtained a judgment for fraud in the amount of $160,000, together with punitive damages and costs, amounting to a judgment total of over $200,000 bearing interest at 6%. This judgment is against Andre Hamilton, Lola Hami 1383065 Ontario Ltd, Imperial Computers, Errol Barnswell and Carlton Jackson, arising out of a transaction for the purpose and sale of computer equipment. Despite the fact that a judgment for fraud survives bankruptcy, the receivable arising from this transaction has been written down to an estimated realizable value of zero and no provision has been made for any further proceeds or costs arising from this litigation.

                                                                              14
NOTE  10     RELATED  PARTY  TRANSACTIONS
             ----------------------------
The  Company  paid  $115,400,  $169,000  and  $204,000  in  2002, 2001 and 2000,
respectively, for management and financial services of the President and Secretary that are provided by a related company.

NOTE  11     SUBSEQUENT  EVENTS
             ------------------
Between February and May 2002, 2,943,972 shares of common stock were sold in private placements for $281,278.

NOTE  12     RESTATEMENT
             -----------
Prior years financial statements have been restated to correct errors in reporting non-cash compensation charges for the value of options granted to officers and employees and the expensing of deferred offering costs that had previously been charged to capital stock. The results of these changes were to reduce retained earnings and increase capital stock by $744,108 as follows:

     Reduction  of  the  retained  earnings                          EPS
       balance  at  January  31,  1999             $(142,368)        ---
     Additional  loss  for  the  year  ended
     January  31,  2000                             (513,550)     $(6.67)
     Additional  loss  for  the  year  ended
     January  31,  2001                              (88,190)     $(1.13)
                                                    --------     -------

     Net  adjustment                               $(744,108)       N/A
                                                    ========

NOTE  13     RECENT  ACCOUNTING  PRONOUNCEMENTS
             ----------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its consolidated financial condition or consolidated cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 generally establishes a standard framework which to measure impairment of long-lived assets and expands the Accounting Principles Board ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to include a component of the entity (rather than a segment of the business). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its consolidated financial condition and consolidated cash flows.