Form 10-Q/A
period 2002-04-30
HNET NET
filed 2002-06-24
CIK 831232

11

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1994.
                  For the Quarterly period ended April 30, 2002

         [  ]     TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                       For the transition period fromto

                       Commission File Number: 33-20783-D

                                 H-NET.NET INC.
                                 --------------
              Exact name of registrant as specified in its charter)

                     COLORADO                          84-1064958
                     --------                          ----------
            (State or other jurisdiction of          I.R.S. Employer
         Incorporation or organization)          Identification Number)

           202-7100 WOODBINE AVENUE, MARKHAM. ONTARIO     L3R 5J2
           -------------------------------------------    -------
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


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13, or 15 (d) of the Securities exchange Act of 1934.
                        [X]     YES          [ ]     NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS
There were 25,995,310 shares of common stock outstanding having no par value per share as of June 24, 2002.

                                      -----
                                      INDEX
                                      -----

PART I          FINANCIAL INFORMATION                              PAGE
------
NUMBER

Item 1    Consolidated Balance Sheets,                                3
          April 30, 2002 (unaudited) and January 31, 2002 (audited)

          Consolidated Statements of Operations for Quarters
          Ended April 30, 2002 and April 30, 2001 (unaudited)         4

          Consolidated Statements of Cash Flow for Quarters Ended     5
          April 30, 2002 and April 30, 2001

          Notes to Financial Statements                           6 - 7

Item II   Management Discussion and Analysis of Financial Conditions
          And Results of Operations                               8 - 9

PART II     OTHER INFORMATION                                        10
-------     -----------------



                                             H-NET. NET INC.
                                       CONSOLIDATED BALANCE SHEETS
                                AS OF APRIL 30, 2002 AND JANUARY 31, 2002
                                       (Expressed in U.S. Dollars)


                                                                                              AUDITED
                                                                         APR 30               JAN 31
                                                                         2002                  2002
                                                              ---------------------------  -------------
ASSETS

CURRENT:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  133,441   $     64,910
Available-for-sale securities. . . . . . . . . . . . . . . .                      17,686         17,920
Accounts receivable. . . . . . . . . . . . . . . . . . . . .                     162,656        155,533
Income taxes recoverable . . . . . . . . . . . . . . . . . .                     130,537        129,789
Prepaid expenses and other assets. . . . . . . . . . . . . .                       5,937          8,493
                                                              ---------------------------  -------------
                                                                                 450,257        376,645
                                                              ---------------------------  -------------
PROPERTY & EQUIPMENT . . . . . . . . . . . . . . . . . . . .                      38,159         40,880
                                                              ---------------------------  -------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $                  488,416   $    417,525
                                                              ===========================  =============

LIABILITIES

CURRENT:

Accounts payable and accrued liabilities . . . . . . . . . .  $                   31,959   $     29,375
Deferred revenue . . . . . . . . . . . . . . . . . . . . . .                      13,152          9,556
                                                              ---------------------------  -------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . .                      45,111         38,931
                                                              ---------------------------  -------------

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value 5,000,000 authorized, none
  issued and outstanding). . . . . . . . . . . . . . . . . .                           -              -
Common stock ($.001 par value 100,000,000 authorized,
  24,412,138 and 23,687,838 issued and outstanding at
  April 30, 2002 and January 31, 2002, respectively) . . . .                      24,412         23,687
Additional paid in capital . . . . . . . . . . . . . . . . .                  64,221,832     64,087,799
Retained deficit . . . . . . . . . . . . . . . . . . . . . .                 (63,650,083)   (63,583,680)
Accumulated other comprehensive loss . . . . . . . . . . . .                    (152,856)      (149,212)
                                                              ---------------------------  -------------

                                                                                 443,305        378,594
                                                              ---------------------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .  $                  488,416   $    417,525
                                                              ===========================  =============


                                 H-NET.NET  INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     QUARTERS ENDED APRIL 30, 2002 AND 2001
                           (Expressed in U.S. Dollars)

                                                      APR 30       APR 30
                                                       2002         2001
                                                    -----------  ----------
REVENUE
Sales. . . . . . . . . . . . . . . . . . . . . . .  $   27,200   $ 144,479
Investment income. . . . . . . . . . . . . . . . .         666       7,376
                                                    -----------  ----------
                                                        27,866     151,855
                                                    -----------  ----------

EXPENSES

Direct costs . . . . . . . . . . . . . . . . . . .           -       2,070
Research and development . . . . . . . . . . . . .           -      51,436
Wages, management and consulting fees. . . . . . .      30,193      33,535
Professional fees. . . . . . . . . . . . . . . . .      15,646      24,623
General and administrative . . . . . . . . . . . .      39,567      44,397
Travel and promotion . . . . . . . . . . . . . . .       6,142      29,819
Loss on disposal of available for sale securities.           -      32,345
Depreciation . . . . . . . . . . . . . . . . . . .       2,721       4,356
                                                    -----------  ----------
                                                        94,269     222,581
LOSS BEFORE INCOME TAXES . . . . . . . . . . . . .     (66,403)    (70,726)

Provision (benefit) for income taxes . . . . . . .        (  -)    (28,400)
                                                    -----------  ----------


NET (LOSS) . . . . . . . . . . . . . . . . . . . .  $(  66,403)  $( 42,326)
                                                    ===========  ==========

LOSS PER SHARE . . . . . . . . . . . . . . . . . .  $   (0.003)  $ ( 0.003)
                                                    ===========  ==========




                                  H-NET.NET INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                      QUARTERS ENDED APRIL 30, 2002 AND 2001
                           (Expressed in U.S. Dollars)

                                                         APR 30       Apr 30
                                                          2002          2001
                                                          ----          ----
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $  (66,403)  $( 42,326)
Depreciation . . . . . . . . . . . . . . . . . . . . . .       2,721       4,356
                                                          -----------  ----------
                                                             (63,682)   ( 37,970)

CHANGES IN NON-CASH ITEMS:
Accounts receivable. . . . . . . . . . . . . . . . . . .      (7,123)    (41,093)
Prepaid expenses and other assets. . . . . . . . . . . .       2,556      23,571
Accounts payable and accrued liabilities . . . . . . . .       2,584     (38,406)
Deferred revenue. . . . . . . . . . . . . . . . . . . . .      3,596           -
Income taxes recoverable . . . . . . . . . . . . . . . .       ( 748)   ( 42,904)
                                                          -----------  ----------
                                                            ( 62,817)   (136,802)
                                                          -----------  ----------


FINANCING ACTIVITIES

Unrealized holding loss on available for sale securities         234        (459)
Gain on sale of treasury stock . . . . . . . . . . . . .           -       8,825
Issue of shares. . . . . . . . . . . . . . . . . . . . .     134,758           -
Foreign exchange adjustment. . . . . . . . . . . . . . .      (3,644)      4,496
                                                          -----------  ----------
                                                             131,348     (12,862)
                                                          -----------  ----------

INCREASE IN CASH
                                                              68,531    (123,940)

Cash at the beginning. . . . . . . . . . . . . . . . . .      64,910     444,857
of the period
                                                          -----------  ----------
CASH
AT THE END OF THE PERIOD . . . . . . . . . . . . . . . .  $  133,441   $ 320,917
                                                          ===========  ==========


                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTERS ENDED APRIL 30, 2002 AND 2001
                           (EXPRESSED IN U.S. DOLLARS)

1.     ACCOUNTING  POLICIES
(a)     PRINCIPLES  OF  CONSOLIDATION
All subsidiaries have been included in the consolidated financial statements. The consolidated wholly owned subsidiaries at January 31, 2002 were as follows:
H-Net.Com  Inc.  (Canada)
H-Net.Com  Inc.  (New  York)
     The two companies listed below are now inactive companies. Alphabytes Computer Corporation (Canada) - ("Alphabytes Canada")
     Alpha  Bytes  Computer  Corporation  (USA)  -  ("Alpha  Bytes  US")

(b)     PROPERTY  &  EQUIPMENT
Property and equipment are stated at cost. Depreciation and amortization is being provided by the declining balance method over the estimated useful lives of the assets as follows:
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

Exchange gains and losses resulting from the consolidation of the Canadian subsidiary are reflected as an adjustment to the stockholders equity under Other Comprehensive Income (Loss).

2.     PROPERTY  &  EQUIPMENT


                                    Accumulated                   Balance
                             Cost   Depreciation     30  Apr,  02            30 Apr, 01
  Furniture & equipment.  $ 16,256  $  7,127  $             9,129               $12,360
  Leasehold Improvements       413       308                  105                   195
  Vehicles . . . . . . .     1,832     1,002                  830                 1,157
  Computer hardware. . .    58,018    30,313               27,705                38,927
  Computer software. . .     1,769     1,379                  390                     -
                          --------  --------  -------------------  --------------------
                          $ 78,288  $ 40,129               38,159               $52,639
                          --------  --------  -------------------  --------------------

                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                QUARTERS ENDED APRIL 30, 2002 AND APRIL 30, 2001
                           (EXPRESSED IN U.S. DOLLARS)

3.     CAPITAL  STOCK
The company is authorized to issue 100,000,000 and 5,000,000 common and preferred shares, respectively.

4.     (LOSS)  PER  SHARE
Loss per share is calculated using the weighted average number of common shares outstanding, as adjusted for 1 to 10 and 1 to 20 reverse stock splits in 2001. The average number of shares outstanding under this assumption would be as follows:
     Quarter  Ended  April  30,  2002    -     24,412,138
     Quarter  Ended  April  30,  2001    -         78,305

5.     COMMITMENTS
     The company is committed under existing operating leases to the following minimum annual rents:

2003     $  24,894
2004        27,059
2005        27,059
2006        29,223
2007        29,223

                                 H-NET.NET, INC.
                QUARTERS ENDED APRIL 30, 2002 AND APRIL 30, 2001
                           (EXPRESSED IN U.S. DOLLARS)

                                     PART I
                                     ------

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     -------     ---------------------------------------------------------------
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

We undertake no obligation to publicly update any forward-looking statements, whether because of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10Q, Form 8-K and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption Risks within Item 2 of this report. These are risks that we think could cause our actual results to differ materially from expected and or historical results.

ABOUT H-NET
-----------
H-NET.NET, Inc. is emerging as a global digital solutions provider for the vision care industry. With its multi-service Internet portal, web-hosting services, business applications services and Internet-based transaction processing services, H-NET provides services to retail opticians, chains, home offices, optometrists and optical labs.

RESULTS  OF  OPERATIONS
-----------------------
H-NET.COM INC. (Canada), H-NET.COM INC (New York), called H-NET Group work in conjunction with each other in producing, marketing, installing supporting and maintaining the H-NET portal, e-commerce activity and portal services. The financial information regarding the parent company and its subsidiaries are presented on a consolidated basis.

Revenues were $27,866 for the quarter ended April 30, 2002 compared to revenues of $151,855 for the quarter ended April 30, 2001. This revenue decline is primarily attributed to the continuing severe slump in the vision care industry, resulting in a marked slow down in expenditure by most current and potential clients. The general recessionary environment has also contributed to a major customer delay in converting to the new electronic product line. Due to the continuing need for spectacles and other forms of correction for poor vision, combined with the aging population growth, this downward trend is not expected to continue much longer and, when the retail sales environment improves, clients will once again be looking at technology as a solution to their digital practice management requirements.

(Losses) before income taxes for the quarter ended April 30, 2002 were $(66,403) in comparison with $(70,726) for the quarter ended April 30, 2001. We have now embarked on more cost cutting measures in order to attempt reach a more stable financial environment and achieve the goal of showing positive earnings. These cost cutting measures are expected to continue until positive earnings can be shown. The expenses of $94,269 decreased for the quarter ended April 30, 2002 as compared to expenses of $222,581 for the quarter ending on April 30, 2001. In addition, across the board higher expenses were also lowered in promoting and or expanding global contracts until the general recession is over. Due to these efforts, significant developments are expected in 2002 when these pending global contracts get underway.

In comparison with the previous year, the expected consolidation of revenue and the subsequent ramp up accompanied by improvements in the bottom line is expected to be underway once the reversionary environment subsides with better developments expected in 2002.






                                 H-NET.NET, INC.
                QUARTERS ENDED APRIL 30, 2002 AND APRIL 30, 2001
                           (EXPRESSED IN U.S. DOLLARS)

     Item 2.     Management's Discussion and Analysis of Financial condition and
     -------     ---------------------------------------------------------------
Results  of  Operations  continued
-----------------------------------

Overall, the major costs were coordination of the overall H-NET projects, wages and commissions, management fees, office and general, and rents for both periods. Through careful cost tracking, the company was able to reduce the expenses compared with the comparable quarter a year ago. Following months of large-scale investment, in the H-NET transaction network, the H-Net website portal, technology and sales and marketing activities, the company has now begun to consolidate these efforts and make progress towards providing a global solution.

Despite making investments into expanding the company, its products and awareness on a global basis, the company remains debt free. The cash position of the company decreased to $133,441 from the $320,917 of the previous comparative quarter but continues to maintain a reasonable cash reserve. Retained deficit declined to $(63,650,083) from $(63,583,680) on a comparative basis. Total assets, as a whole, changed from $417,525 to $488,416. The company's disciplined approach to controlling expenses coupled with a significant effort by key personnel has been beneficial in assisting to maintain a revenue flow while promoting H-NET services on a global basis and promoting the new H-NET services.

     The company marketing of the H-NET portal with services for the Vision Care Industry. It is anticipated that further strategic partnerships established with providers, payors, suppliers and laboratories will be established which will substantially strengthen H-NET's relationships with key players and trading partners as well as broaden H-NET's offerings and assist in aggregating a critical mass of users on a global basis.

All H-NET products continued to be marketed through fiscal 2001, where the impact is expected to provide significant gains in 2002 when the current recession is expected to subside. Expected R&D credits, which typically impact the bottom line, were not calculated into this quarter.

The  company  remains  debt  free.

                                     ------
                                 H-NET.NET, INC.
                QUARTERS ENDED APRIL 30, 2002 AND APRIL 30, 2001
                           (EXPRESSED IN U.S. DOLLARS)

                                     PART II
                                     -------

ITEM  1.     LEGAL  PROCEEDINGS
--------     ------------------

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

ITEM  2.     CHANGES  IN  SECURITIES
--------     -----------------------

There  were  no  changes  in  the  rights  of  shareholders.

The following shares were issued to First Chartered Capitol Located in of Laos PDR in this quarter. These shares were exempt from registration under section 901 of Reg-S, promulgated under the securities act of 1933. First Chartered Capitol is based in Laos and is a British Virgin Islands corporation, and the sales were made according to a written off-shore purchase agreement and each certificate had a restrictive legend stating that that the shares could not be sold for one year, unless registered.

# of Shares sold between Feb 01, 2002 and April 30, 2002: 724,300 Consideration Received in cash : $ 134, 758

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
--------     ----------------------------------

     NONE

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------     -----------------------------------------------------------

     NONE

ITEM  5.     OTHER  INFORMATION
--------     ------------------

     See  changes  of  Accountants/Auditors  in  8K  filings.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
--------     -------------------------------------

A  Form  8-K  was  filed on June 12th, 2002 for changes in independent auditors.

                                     ------
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H-NET.NET  INC.



By
            Anton  Stephens
            President  and  Director
           (Principal  Executive  Officer)

Date          June  24,  2002




By
            Christine  Stephens
            Secretary

Date:          June  24,  2002

Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By
            Anton  Stephens
            President  and  Director
           (Principal  Executive  Officer)

Date:          June  24,  2002




By
            Christine  Stephens
            Secretary

Date:          June  24,  2002