Form 10QSB
period 2002-07-31
HNET NET
filed 2002-09-16
CIK 831232

12

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1994.
                  For the Quarterly period ended July 31, 2002

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

                202-7100 WOODBINE AVENUE, MARKHAM. ONTARIOL3R 5J2
                -------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
There were 28,593,110 shares of common stock outstanding having a $ .001 par value per share as of September 13, 2002. There are no shares of preferred stock outstanding having a par value of $.001 as of September 13, 2002.

                                      INDEX
                                      -----

PART I          FINANCIAL INFORMATION                                   PAGE
------
NUMBER

     Item 1     Consolidated Balance Sheets,                               3
          July 31, 2002 (unaudited) and January 31, 2002 (audited)

          Consolidated Statements of Operations for Three and Six Months
          Ended July 31, 2002 and July 31, 2001 (unaudited)                4

          Consolidated Statements of Cash Flows for Three and Six Months Ended
          July 31, 2002 and July 31, 2001 (unaudited)                      5

          Notes to Consolidated Financial Statements                   6 - 7

     Item II     Management Discussion and Analysis of Consolidated Financial
          Conditions And Consolidated Results of Operations           8 - 10

PART II     OTHER INFORMATION                                             11
-------     -----------------



                                             H-NET. NET INC.
                                       CONSOLIDATED BALANCE SHEETS
                                AS OF JULY 31, 2002 AND JANUARY 31, 2002
                                         (Expressed in U.S. Dollars)
                                                                           (UNAUDITED)         (AUDITED)
                                                                                  JUL 31        Jan 31
                                                                                    2002           2002
                                                              ---------------------------  -------------
ASSETS

CURRENT:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  460,056   $     64,910
Available-for-sale securities. . . . . . . . . . . . . . . .                      14,890         17,920
Accounts receivable. . . . . . . . . . . . . . . . . . . . .                     182,488        155,533
Income taxes recoverable . . . . . . . . . . . . . . . . . .                      77,000        129,789
Prepaid expenses and other assets. . . . . . . . . . . . . .                       7,037          8,493
                                                              ---------------------------  -------------

                                                                                 741,471        376,645


PROPERTY & EQUIPMENT, NET. . . . . . . . . . . . . . . . . .                      34,862         40,880
                                                              ---------------------------  -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $                  776,333   $    417,525
                                                              ===========================  =============

LIABILITIES

CURRENT:

Accounts payable and accrued liabilities . . . . . . . . . .  $                   13,843   $     29,375
Deferred revenue . . . . . . . . . . . . . . . . . . . . . .                      23,953          9,556
                                                              ---------------------------  -------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . .                      37,796         38,931
                                                              ---------------------------  -------------

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value 5,000,000 authorized, none
  issued and outstanding). . . . . . . . . . . . . . . . . .                           -              -
Common stock ($.001 par value 100,000,000 authorized,
  27,989,010 and 23,687,838 issued and outstanding at
  July 31, 2002 and January 31, 2002, respectively). . . . .                      27,989         23,687
Additional paid in capital . . . . . . . . . . . . . . . . .                  64,535,673     64,087.799
Retained deficit . . . . . . . . . . . . . . . . . . . . . .                 (63,669,515)   (63,583,680)
Accumulated other comprehensive loss . . . . . . . . . . . .                    (155,610)      (149,212)
                                                              ---------------------------  -------------

                                                                                 738,537        378,594
                                                              ---------------------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .  $                  776,333   $    417,525
                                                              ===========================  =============



                                          H-NET.NET  INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                         THREE AND SIX MONTHS ENDED JULY 31, 2002 AND 2001
                                    (Expressed in U.S. Dollars)

                                                     JUL 31      Jul 31      Jul 31      Jul 31
                                                      2002        2001        2002        2001
                                                    (3 MOS.)   (3 Mos.)     (6 Mos.)    (6 Mos.)
                                                    ---------  ----------  ----------  -----------
REVENUE

Sales. . . . . . . . . . . . . . . . . . . . . . .  $ 33,513   $  46,463   $  60,713   $  190,942
Investment income. . . . . . . . . . . . . . . . .     1,264       5,155       1,930       12,531
                                                    ---------  ----------  ----------  -----------
                                                      34,777      51,618      62,643      203,473
                                                    ---------  ----------  ----------  -----------
EXPENSES

Direct costs . . . . . . . . . . . . . . . . . . .         -          78           -        2,148
Research and development . . . . . . . . . . . . .         -      49,857           -      101,290
Wages, management and consulting fees. . . . . . .    47,117      32,801      77,310       66,337
Professional fees. . . . . . . . . . . . . . . . .    24,549      17,871      40,195       42,494
General and administrative . . . . . . . . . . . .    13,323      20,572      52,899       45,195
Travel and promotion . . . . . . . . . . . . . . .     6,674      27,145      12,816       56,964
Loss on disposal of available for sale securities.         -      45,170           -       77,515
Depreciation . . . . . . . . . . . . . . . . . . .     3,486       4,356       6,207        8,712
                                                    ---------  ----------  ----------  -----------
                                                      95,148     197,851     189,417      400,655
                                                    ---------  ----------  ----------  -----------
(LOSS) BEFORE INCOME TAXES . . . . . . . . . . . .   (60,371)   (146,234)   (126,774)    (197,182)
                                                    ---------  ----------  ----------  -----------
(BENEFIT) for income taxes . . . . . . . . . . . .   (49,351)   ( 58,207)   (102,314)   (  86,607)
                                                    ---------  ----------  ----------  -----------
NET (LOSS) . . . . . . . . . . . . . . . . . . . .  $(11,020)  $( 88,026)   ( 24,459)    (110,575)
                                                    =========  ==========  ==========  ===========

(LOSS) PER SHARE . . . . . . . . . . . . . . . . .  $( 0.001)  $  (0.006)  $  (0.001)  $  ( 0.007)
                                                    =========  ==========  ==========  ===========




                                 H-NET.NET INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUL 31, 2002 AND 2001 (UNAUDITED)
                           (Expressed in U.S. Dollars)
                                                             JUL 31      Jul 31
                                                               2002        2001
                                                               ----        ----
                                                             (6 MOS.)    (6 mos.)

CASH WAS PROVIDED BY (USED FOR):

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $(24,459)  $ (88,026)
DEPRECIATION . . . . . . . . . . . . . . . . . . . . . .     6,207       4,356
                                                          ---------  ----------
                                                           (18,252)   ( 83,670)
                                                          ---------  ----------
CHANGES IN NON-CASH ITEMS:
Accounts receivable. . . . . . . . . . . . . . . . . . .   (26,955)        571
Prepaid expenses and other assets. . . . . . . . . . . .     1,456         499
Accounts payable and accrued liabilities . . . . . . . .   (15,532)     37,438
           Deferred revenue. . . . . . . . . . . . . . .    14,397           -
Income taxes received. . . . . . . . . . . . . . . . . .    52,789    ( 24,965)
                                                          ---------  ----------
Cash provided by (used in) operations. . . . . . . . . .     7,903    ( 70,127)
                                                          ---------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES

Unrealized holding loss on available for sale securities     3,030      44,658
Proceeds from issuance of common shares. . . . . . . . .   387,857           -
Foreign exchange adjustment. . . . . . . . . . . . . . .    (3,644)    (54,967)
                                                          ---------  ----------
Cash provided by (used in) financing activities. . . . .   387,243     (10,309)
                                                          ---------  ----------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . .   395,146     (80,435)

Cash at the beginning of the period. . . . . . . . . . .    64,910     320,917
                                                          ---------  ----------

CASH AT THE END OF THE PERIOD. . . . . . . . . . . . . .  $460,056   $ 240,842
                                                          =========  ==========


                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2002 AND 2001
                           (EXPRESSED IN U.S. DOLLARS)

1.     ACCOUNTING  POLICIES
(a)     PRINCIPLES  OF  CONSOLIDATION
All  subsidiaries  have  been included in the consolidated financial statements.
The  consolidated  wholly  owned  subsidiaries at July 31, 2002 were as follows:
H-Net.Com  Inc.  (Canada)
H-Net.Com  Inc.  (New  York)
          The company as listed below is now an inactive company. Alphabytes Computer Corporation (Canada) - ("Alphabytes Canada")

          The inactive company as listed below was dissolved within this quarter.
          Alpha  Bytes  Computer  Corporation  (USA)  -  ("Alpha  Bytes  US")

     (b)     PROPERTY  &  EQUIPMENT
Property and equipment are stated at cost. Depreciation and amortization is being provided by the declining balance method over the estimated useful lives of the assets as follows:
     Furniture  and  fixtures              10  years
     Leasehold  Improvements         life  of  lease
     Vehicles                               7  years
     Computer  hardware                     7  years
     Computer  software                      1  year

(c)     FOREIGN  CURRENCY
The consolidated financial statements are expressed in U.S. dollars. Current assets and liabilities denominated in Canadian dollars at quarter end are translated into U.S. dollars at the rates of exchange prevailing on that date. Transactions in foreign currencies are recorded in U.S. dollars at the rates of exchange prevailing on the date of transactions. Exchange gains and losses are reflected in the income.

Exchange gains and losses resulting from the consolidation of the Canadian subsidiary are reflected as an adjustment to the stockholders equity under Other Comprehensive Income (Loss).

2.     PROPERTY  &  EQUIPMENT

                                           Accumulated              Balance
                           Cost            Depreciation    31  JUL,  02   31  Jul,  01


  Furniture & fixtures .  $    16,835     $  7,754           $    9,129    $12,360
  Leasehold Improvements          413          333                  105        195
  Vehicles . . . . . . .        1,832        1,082                  830      1,157
  Computer hardware. . .       58,018       33,347               27,705     38,927
  Computer software. . .        1,769        1,489                  390          -
                              -------     --------             --------  ---------
                          $    78,867     $ 44,005               38,159    $52,639
                              --------    --------             --------  ---------

                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     THREE AND SIX MONTS ENDED JULY 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)

3.     CAPITAL  STOCK
The company is authorized to issue 100,000,000 and 5,000,000 common and preferred shares respectively.

4.     EARNINGS  (LOSS)  PER  SHARE
Earnings (loss) per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption is as follows:
          Quarter  Ended  Jul  31,  2002    -  27,989,010
          Quarter  Ended  Jul  31,  2001    -  15,661,004

5.     COMMITMENTS
          The company is committed under existing leases to the following minimum annual rents:
          Fiscal  2003     $  12,447
          Fiscal  2004        27,059
          Fiscal  2005        27,059
          Fiscal  2006        29,223
          Fiscal  2007        29,223
                            --------
          TOTAL            $ 125,011
                             =======

                                 H-NET.NET, INC.
                    THREE AND SIX MONTHS ENDED JULY 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)

                                     PART I
                                     ------

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
    -------     --------------------------------------------------------------
                CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS
                ------------------------------------------------

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at July 31, 2002, the results of operations for the three month period ended July 31, 2002 and 2001, and the cash flows for the three and six months ended July 31, 2002 and 2001. The results for the period ended July 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2003.

In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") H-NET.NET is hereby providing cautionary statements identifying important factors the could cause our actual results to differ materially from those projected in forward looking statements (as such term is defined in the Reform Act) made in this quarterly Report on Form 10Q. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result", "are expected to", "will continue", "is anticipated", estimated", "intends", "plans" and "projection") are not historical facts and may be forward looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key actors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers, our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constrains or difficulties; the retention and availability of key personnel; and the general economic and business conditions.

We caution that the factors herein could cause actual results to differ materially from those expressed in any forward-looking statements and that the investors should not place undue reliance on any such


                                 H-NET.NET, INC.
                    THREE AND SIX MONTHS ENDED JULY 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)

forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances.

New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause the actual results to differ materially from those contained in any forward-looking statements.

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

Revenues were $34,777 and $62,643 for the three and six months July 31, 2002 compared to revenues of $51,618 and $203,473 for the three and six month ended July 31, 2001, respectively. This revenue decline is primarily attributed to the continuing severe slump in the vision care industry, resulting in a marked slow down in expenditure by most current and potential clients. The general recessionary environment has also contributed to a major customer delay in converting to the new electronic product line. Due to the continuing need for spectacles and other forms of correction for poor vision, combined with the aging population growth, this downward trend is not expected to continue much longer and, when the retail sales environment improves, previous customers are expected to re-activate their support/maintenance agreements and new clients are expected to look at technology as a solution to their digital practice management requirements.

Earnings (losses) before income taxes for the three and six month ended July 31, 2002 was $(60,371) and $(102,314) in comparison with $(146,234) and $(197,182)
for the three and six months ended July 31, 2001, respectively. However, the Net Earnings (Loss) was $(11,020) and the loss per share was $(.0001) due to an income tax rebate. We continued on more cost cutting measures in order to attempt reach a more stable financial environment and achieve the goal of showing positive earnings. These cost cutting measures are expected to continue until positive earnings can be shown. The expenses of $95,148 decreased for the quarter ended July 31, 2002 as compared to expenses of $197,851 for the period ending on July 31, 2001. In addition, across the board higher expenses were also lowered in promoting and or expanding global contracts until the general recession is over. Due to these efforts, significant developments are expected in 2003 when these pending global contracts get underway.

In comparison with the previous year, the expected consolidation of revenue and the subsequent ramp up accompanied by improvements in the bottom line is expected to be underway once the reversionary environment subsides with better developments expected in 2003.




                                 H-NET.NET, INC.
                    THREE AND SIX MONTHS ENDED JULY 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)

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

Despite making smaller than normal investments into expanding the company, its products and awareness on a global basis, the company remains debt free. The cash position of the company increased to $460,056 from the $64,910 of the previous year-end. The company continues to maintain a reasonable cash reserve. Retained earnings increased to $(63,669,515) from $(63,583,680) from year-end. Total assets increased from $417,525 to $776,333. The company's disciplined approach to controlling expenses coupled with a significant effort by key personnel has been beneficial in assisting to maintain a revenue flow while promoting H-NET services. The increase in cash during the six months ended July 31, 2002 is attributed to a Reg S offering and related proceeds from stock sales thereof.

     With the company actively marketing of the H-NET portal with services for the Vision Care Industry, it is anticipated that further strategic partnerships with providers, payers, suppliers and laboratories will be established which will substantially strengthen H-NET's relationships with key players and trading partners as well as broaden H-NET's offerings and assist in aggregating a critical mass of users on a global basis.

All H-NET products continued to be marketed through 2002, where the impact is expected to provide significant gains in 2003 when the current recession is expected to subside.

The  company  remains  debt  free.

                                     ------
                                 H-NET.NET, INC.
                    THREE AND SIX MONTHS ENDED JULY 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)

                                     PART II
                                     -------

ITEM  1.     LEGAL  PROCEEDINGS
--------     ------------------

Alphabytes Computer Corporation ("Alphabytes Canada"), a Canadian subsidiary of H-Net.Net Inc., is a party to litigation against Gunther Slaton, Sally Engle and Profitable Packaging Concepts Inc. This case, which started in 1992 ended in April 1997 with an arbitration award against Alphabytes Canada for $405,000. However, according to Canadian law any order against a Canadian company will need to be re-heard in a Canadian court prior to enforcement. In the opinion of the management, the ultimate disposition of this matter will have no material adverse effect on the company's financial position, results or liquidity. Alphabytes Canada is now an inactive company.

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

The following shares were issued to First Chartered Capitol Located in Laos, PDR in this quarter. These shares were exempt from registration under section 901 of Reg-S, promulgated under the securities act of 1933.The facts on which this exemption is based on following.

First Chartered Capitol is based in Laos and is a British Virgin Islands corporation, and the sales were made according to a written offshore purchase agreement and each certificate had a restrictive legend stating that that the shares could not sold for one year, unless registered.

#  of  Shares  sold  between  May  01,  2002  and  Jul  31,  2002:  4,180,972
Consideration  Received  in  cash  :  $  364,129

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

See  Form  8-K  filed  on  12th June, 2002  for changes in accountants/auditors.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H-NET.NET  INC.



By
          Anton  Stephens
          President  and  Director
          (Principal  Executive  Officer)

Date     Sep  13,  2002




By
          Christine  Stephens
          Secretary

Date:     Sep  13,  2002

Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By
          Anton  Stephens
          President  and  Director
          (Principal  Executive  Officer)

Date:     Sep  13,  2002




By
          Christine  Stephens
          Secretary

Date:     Sep  13,  2002