Form 10QSB
period 2002-10-31
HNET NET
filed 2002-12-13
CIK 831232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1994.
                 For the Quarterly period ended October 31, 2002

        [ ]     TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                       For the transition period fromto

                       Commission File Number: 33-20783-D

                                 H-NET.NET INC.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

                     COLORADO                    84-1064958
                     --------                    ----------
            (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)        Identification Number)

                202-7100 WOODBINE AVENUE, MARKHAM. ONTARIO     L3R 5J2
                --------------------------------------------------------
             (Address of principal executive offices)         (Zip Code)

                                  905-475-3249
                                  ------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                        [X]     YES          [ ]     NO



Number  of  shares  of  common  stock  outstanding  as  of
December  13,  2002:  31,548,455


Number of shares of preferred stock outstanding as of December 13, 2002: -0-

                                      INDEX
                                      -----

PART I          FINANCIAL STATEMENTS                                   PAGE
                                                                       NUMBER
                                                                       ------

     Item 1  Consolidated Balance Sheets,                                    3
             October 31, 2002 (unaudited) and January 31, 2002 (audited)

             Consolidated Statements of Operations for Three and Nine Months
             Ended October 31, 2002 and October 31, 2001 (unaudited)         4

             Consolidated Statements of Cash Flows for Three and Nine Months
             Ended October 31, 2002 and October 31, 2001 (unaudited)         5

             Notes to Consolidated Financial Statements                  6 - 7

     Item II Management Discussion and Analysis of Consolidated Financial
             Conditions And Consolidated Results of Operations          8 - 10


PART II     OTHER INFORMATION
-------     -----------------

     Item 1     Legal Proceedings                                           11

     Item 2     Changes in Securities                                       11

     Item 3     Defaults Upon Senior Securities                             11

     Item 4     Submission of Matters to a Vote of Security Holders         11

     Item 5     Other Information                                           11

     Item 6     Exhibits and Reports on Form 8-K                            11



                                      H-NET. NET INC.
                                CONSOLIDATED BALANCE SHEETS
                        AS OF OCTOBER 31, 2002 AND JANUARY 31, 2002
                                (Expressed in U.S. Dollars)

                                                                (UNAUDITED)     (Audited)
                                                                    OCT 31        Jan 31
                                                                      2002           2002
                                                              -------------  -------------
ASSETS
------
CURRENT:

Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    683,783   $     64,910
Available-for-sale securities. . . . . . . . . . . . . . . .        13,964         17,920
Accounts receivable. . . . . . . . . . . . . . . . . . . . .       186,370        155,533
Income taxes recoverable . . . . . . . . . . . . . . . . . .        77,000        129,789
Prepaid expenses and other assets. . . . . . . . . . . . . .        12,389          8,493
                                                              -------------  -------------
                                                                   973,506        376,645

PROPERTY & EQUIPMENT, NET. . . . . . . . . . . . . . . . . .        32,186         40,880
                                                              -------------  -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $  1,005,692   $    417,525
                                                              =============  =============

LIABILITIES
-----------
CURRENT:

Accounts payable and accrued liabilities . . . . . . . . . .  $      9,357   $     29,375
Deferred revenue . . . . . . . . . . . . . . . . . . . . . .        18,414          9,556
Compensation payable to officers . . . . . . . . . . . . . .       213,750             -0-
                                                              -------------  -------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . .       241,521         38,931
                                                              -------------  -------------

STOCKHOLDERS' EQUITY
--------------------
Preferred stock ($.001 par value 5,000,000 authorized, none
  Issued and outstanding). . . . . . . . . . . . . . . . . .             -              -
Common stock ($.001 par value 100,000,000 authorized,
30,574,127 and 23,687,838 issued and outstanding at
October 31, 2002 and January 31, 2002 respectively). . . . .        30,574         23,687
Additional paid in capital . . . . . . . . . . . . . . . . .    64,821,351     64,087,799
Retained deficit . . . . . . . . . . . . . . . . . . . . . .   (63,931,696)   (63,583,680)
Accumulated other comprehensive loss . . . . . . . . . . . .      (156,058)      (149,212)
                                                              -------------  -------------

TOTAL STOCKHOLDERS EQUITY. . . . . . . . . . . . . . . . . .       764,171        378,594
                                                              -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .  $  1,005,692   $    417,525
                                                              =============  =============



















                                          H-NET.NET  INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       THREE AND NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                    (Expressed in U.S. Dollars)

                                                      OCT 31      Oct 31      OCT 31      Oct 31
                                                       2002        2001        2002         2001
                                                     (3 MOS.)     (3 Mos.)   (9 MOS.)     (9 Mos.)
REVENUE                                             ----------------------------------------------
-------
Sales. . . . . . . . . . . . . . . . . . . . . . .  $  34,263   $  31,367   $  94,976   $ 222,309
Investment Income. . . . . . . . . . . . . . . . .      1,803       3,230       3,733      15,761
                                                    ----------  ----------  ----------  ----------
                                                       36,066      34,597      98,709     238,070
                                                    ----------  ----------  ----------  ----------
EXPENSES
--------
Direct costs . . . . . . . . . . . . . . . . . . .          -       1,041           -       3,189
Research and development . . . . . . . . . . . . .          -      42,756           -     144,049
Wages, management bonuses & consulting
 fees. . . . . . . . . . . . . . . . . . . . . . .    254,047      28,981     331,357      95,317
Professional fees. . . . . . . . . . . . . . . . .     14,203      16,945      54,398      59,439
General and administrative . . . . . . . . . . . .     10,177      60,395      63,066     125,366
Travel and promotion . . . . . . . . . . . . . . .      5,518      11,901      18,334      68,865
Loss on disposal of available for sale securities.          -      59,076           -     136,591
Depreciation . . . . . . . . . . . . . . . . . . .      2,999       4,409       9,206      13,121
                                                    ----------  ----------  ----------  ----------
                                                      286,944     225,504     476,361     645,937
                                                    ----------  ----------  ----------  ----------

(LOSS) BEFORE INCOME TAXES . . . . . . . . . . . .   (250,878)   (190,907)   (377,652)   (407,867)

Provision/(benefit) for income taxes . . . . . . .      2,698     (73,735)    (46,653)   (160,342)


NET (LOSS) . . . . . . . . . . . . . . . . . . . .  $(253,576)   (117,172)   (330,999)   (247,525)
                                                    ==========  ==========  ==========  ==========


(LOSS) PER SHARE . . . . . . . . . . . . . . . . .  $  (0.011)  $  (0.072)  $  (0.012)  $  (0.157)
                                                    ==========  ==========  ==========  ==========











                                    H-NET.NET INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED OCT 31, 2002 AND 2001 (UNAUDITED)
                             (Expressed in U.S. Dollars)


                                                           OCT 31          Oct 31
                                                            2002            2001
                                                          (9 MOS.)        (9 mos.)
                                                            ----            ----
CASH WAS PROVIDED BY (USED FOR):

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $(330,999)  $     (247,525)
Depreciation . . . . . . . . . . . . . . . . . . . . . .      9,206           13,121
Officers compensation incurred but not paid. . . . . . .    213,750                -
                                                          ----------  ---------------
                                                           (108,043)        (234,404)
                                                          ----------  ---------------

CHANGES IN NON-CASH ITEMS:
Accounts receivable. . . . . . . . . . . . . . . . . . .    (30,837)           3,711
Prepaid expenses and other assets. . . . . . . . . . . .     (3,896)           1,822
Accounts payable and accrued liabilities . . . . . . . .    (20,018)          63,797
Deferred revenue . . . . . . . . . . . . . . . . . . . .      8,858                -
Income taxes received/recoverable. . . . . . . . . . . .     52,789          (40,817)
                                                          ----------  ---------------
Cash Provided by (used in) operations. . . . . . . . . .      6,896)        ( 28,513)
                                                          ----------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES

Unrealized holding loss on available for sale securities      3,956           86,420
Proceeds from issuance of common shares. . . . . . . . .    740,439           12,839
Foreign exchange adjustment. . . . . . . . . . . . . . .    (24,375)        (102,487)
                                                          ----------  ---------------
Cash provided by (used in) financing activities. . . . .    720,020          ( 3,228)
                                                          ----------  ---------------

INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . .    618,873         (209,119)

Cash at beginning of the period. . . . . . . . . . . . .     64,910          320,917
                                                          ----------  ---------------

CASH AT END OF THE PERIOD. . . . . . . . . . . . . . . .  $ 683,783   $      111,798
                                                          ==========  ===============



















                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              THREE AND NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                           (EXPRESSED IN U.S. DOLLARS)

1.     ACCOUNTING  POLICIES

(a)     PRINCIPLES  OF  CONSOLIDATION
All subsidiaries have been included in the consolidated financial statements. The consolidated wholly owned subsidiaries at October 31, 2002 were as follows:
H-Net.Com  Inc.  (Canada)
H-Net.Com  Inc.  (New  York)

          The company as listed below is now an inactive company and is due to be dissolved.
     Alphabytes  Computer  Corporation  (Canada)  -  ("Alphabytes  Canada")

          The inactive company as listed below was dissolved in the previous quarter.
          Alpha  Bytes  Computer  Corporation  (USA)  -  ("Alpha  Bytes  US")

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



2.     PROPERTY  &  EQUIPMENT

                        Accumulated     Balance
Cost                    Depreciation  31 OCT, 2002  31 Oct, 2001
Furniture & fixtures .        16,311         8,360         7,951  12,377
Leasehold improvements           416           352            64     196
Vehicles . . . . . . .         1,846         1,145           701   1,162
Computer hardware. . .        58,344        35,004        23,340  39,019
Computer software. . .         1,771         1,641           130  ______
                        ------------  ------------  ------------
                              78,688        46,502        32,186  52,754
                        ============  ============  ============  ======

                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTS ENDED OCTOBER 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)

3.     CAPITAL  STOCK
The company is authorized to issue 100,000,000 and 5,000,000 common and preferred shares respectively.

4.     EARNINGS  (LOSS)  PER  SHARE
Earnings (loss) per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption is as follows:
          Quarter  Ended  Oct  31,  2002    -   24,017,838
          Quarter  Ended  Oct  31,  2001    -    1,634,842

5.     COMMITMENTS
          The company is committed under existing leases to the following minimum annual rents:
          Fiscal  2003     $  24,894
          Fiscal  2004        27,059
          Fiscal  2005        27,059
          Fiscal  2006        29,223
          Fiscal  2007        29,223
                            --------
          TOTAL            $ 137,458
                             =======

Effective August 1, 2002, the Company is committed to two employment agreements through July 31, 2005. Pursuant to the agreements, two of the Company's officers, one of whom is a majority shareholder shall receive total combined annual salaries of $375,000 payable in equal monthly payments of $31,250 and a combined 1,000,000 common shares per annum as a bonus, payable annually. In the event of employment termination, the Company would be committed to pay a lump sum severance cash payment to the respective individuals equal to a full twelve months salary among other insurance benefits as disclosed in the Company's Form 8-K dated November 18, 2002.

                                 H-NET.NET, INC.
                  THREE AND NINE MONTHS ENDED OCTOBER 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at October 31, 2002, the results of operations for the three month and nine month period ended October 31, 2002 and 2001, and the cash flows for the three and nine months ended October 31, 2002 and 2001. The results for the period ended October 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2003.

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




                                 H-NET.NET, INC.
                  THREE AND NINE MONTHS ENDED OCTOBER 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)

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

Revenues were $36,066 and $98,709 for the three and nine months October 31, 2002 compared to revenues of $34,597 and $238,070 for the three and nine month ended October 31, 2001, respectively. This revenue decline is primarily attributed to the continuing severe slump in the vision care industry, resulting in a marked slow down in expenditure by most current and potential clients. The general recessionary environment has also contributed to a major customer delay in converting to the new electronic product line. Due to the continuing need for spectacles and other forms of correction for poor vision, combined with the aging population growth, this downward trend is not expected to continue much longer and, when the retail sales environment improves, previous customers are expected to re-activate their support/maintenance agreements and new clients are expected to look at technology as a solution to their digital practice management requirements.

Losses after income taxes for the three and nine month ended October 31, 2002 were $(253,576) and $(330,999) in comparison with $(117,172) and $(247,525)
for the three and nine months ended October 31, 2001, respectively. The loss per share was $(.011). We continued on more cost cutting measures in order to attempt reach a more stable financial environment and achieve the goal of showing positive earnings. These cost cutting measures are expected to continue until positive earnings can be shown. The expenses of $286,944 increased for the quarter ended October 31, 2002 due to the recording of compensation to officers in the amount of $213,750 for the quarter ended October 31, 2002 as compared to expenses of $225,504 for the quarter ending on October 31, 2001. In addition, across the board higher expenses were also lowered in promoting and or expanding global contracts until the general recession is over. Due to these efforts, significant developments are expected in 2003 when these pending global contracts get underway.

In comparison with the previous year, the expected consolidation of revenue and the subsequent ramp up accompanied by improvements in the bottom line is expected to be underway once the recessionary environment subsides with better developments expected in 2003.









                                 H-NET.NET, INC.
                  THREE AND NINE MONTHS ENDED OCTOBER 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)

Overall, the major costs were coordination of the overall H-NET projects, commissions, management fees, office and general, and rents for both periods. Following months of large-scale investment, in the H-NET transaction network, the H-Net website portal, technology and sales and marketing activities, the company has now begun to consolidate these efforts and make progress towards providing a global solution.

Despite making smaller than normal investments into expanding the company, its products and awareness on a global basis, the company remains debt free. The cash position of the company increased to $683,783 from the $64,910 of the previous year-end. The company continues to maintain a reasonable cash reserve. Retained deficit increased to $(63,931,696) from $(63,583,680) from year-end, due mainly to officers compensation. Total assets increased from $417,525 to $1,005,672. The company's disciplined approach to controlling expenses coupled with a significant effort by key personnel has been beneficial in assisting to maintain a revenue flow while promoting H-NET services. The increase in cash during the nine months ended October 31, 2002 is attributed to a Reg S offering and related proceeds from stock sales thereof.

     With the company actively marketing the H-NET portal with services for the Vision Care Industry, it is anticipated that further strategic partnerships with providers, payors, suppliers and laboratories will be established which will substantially strengthen H-NET's relationships with key players and trading partners as well as broaden H-NET's offerings and assist in aggregating a critical mass of users on a global basis.

All H-NET products continued to be marketed through 2002, where the impact is expected to provide significant gains in 2003 when the current recession is expected to subside.

The  company  remains  debt  free.


     ITEM  3.   CONTROLS  AND  PROCEDURES
     --------   -------------------------

(a) On October 31, 2002, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

                                     ------
                                 H-NET.NET, INC.
                  THREE AND NINE MONTHS ENDED OCTOBER 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)

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

#  of  Shares  sold  between  Aug  01,  2002  and  Oct  31,  2002:  3,090,195.
Consideration  Received  in  cash  :  $  309,502

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
--------     ----------------------------------

     NONE

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------     -----------------------------------------------------------

     NONE

ITEM  5.     OTHER  INFORMATION
--------     ------------------

     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
--------     -------------------------------------

a)  Exhibit  99     Certification of Chief Executive Officer and Chief Financial
Officer

b) A Form 8-K was filed to disclose new employment agreements with the Chief Executive Officer and the Chief Financial Officer






                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

H-NET.NET,  Inc.
(Registrant)


By     _______________________
          Anton  Stephens
          President  and  Director
          (Chief  Executive  Officer)

Date:     Dec  13,  2002




By     _______________________
          Christine  Stephens
          Chief  Financial  Officer

Date:     Dec  13,  2002




































     CERTIFICATIONS
     --------------

I,  Anton  Stephens,  Chief  Executive  Officer  certify  that:

1.  I  have  reviewed  this  quarterly  report on Form 10-QSB of H-Net.Net, Inc.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  Anton  Stephens                  December  13,  2002
_______________________               _____________________
Anton  Stephens                       Date
Chief  Executive  Officer

I,  Christine  Stephens,  Chief  Financial  Officer  certify  that:

1.  I  have  reviewed  this  quarterly  report on Form 10-QSB of H-Net.Net, Inc.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Christine  Stephens          December  13,  2002
_______________________           _____________________________
Christine  Stephens               Date
Chief  Financial  Officer