Form 10-K/A
period 2002-01-31
HNET NET
filed 2003-04-14
CIK 831232

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           __________________________

                                   FORM 10-K/A
                                   AMENDMENT 1

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

Current  Report  on  Form  8-K,  filed  on  January  6,  1995.
First  Amendment  to  Report  on  Form  8-K  filed  on  January  16,  1995.
Second  Amendment  to  Report  on  Form-8K,  filed  on  February  16,  1995.
Articles  of  Incorporation  of  Registrant  dated  May  16,  1996
Bylaws  of  Registrant,  Warrant  Agreement,  and  Underwriter's
Warrant, previously filed as an exhibit to the Company's Form S-18 Registration Statement, No. 33-20733-D, made effective August 3, 1988. The underwriter's warrants are no longer valid.
Report  on  the  2-1  stock  split  effective  in  April,  2000
Report  on  the  10-1  stock  split  effective  September  10,  2001
Report  on  the  20-1  stock  split  effective  November  26,  2001

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

     There are no material funding commitments or other contingencies arising as a consequence of the numerous partnerships and strategic alliances entered into. Whilst a co-operative program for laboratories and frames and lens suppliers was intended, this plan failed to be accepted and no contracts have been signed or revenue received.


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





                                                        TOTAL ANNUAL   GROSS
              SERVICE TYPE                              TRANSACTIONS   PROFIT
------------  -----------------------------------------  ------------- -----------
1. . . . . .  Spectacle Insurance and Government Claims     28,000,000  $    0.25
2. . . . . .  Health Care Provider Claims                9,200,000,000  $    0.25
3. . . . . .  Third Party Eligibility Checking              28,000,000  $    0.25
4. . . . . .  Prescription Orders to Laboratories           82,000,000  $    0.25
5. . . . . .  Lens Orders to Supplier                       17,000,000  $    0.25
6. . . . . .  Frame Ordering                                55,000,000  $    0.25
7. . . . . .  Contact Lens Ordering                         17,000,000  $    0.25
8. . . . . .  Credit Card Authorization                     58,000,000  $   0.005
9. . . . . .  Electronic Product Catalogues                 22,000,000  $   0.005
10.. . . . .  E-Mail Promotions                              9,000,000  $    1.18
11.. . . . .  Factoring Services on Receivables             28,000,000   (Note 10)
12.. . . . .  Electronic Banking                            29,000,000  $   0.005






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

H-NET  MARKETING  STRATEGY

     Update existing client base and encourage them to use electronic communications.
-    Contact  radiologists  across  Canada  and  make  them aware of the RS-2000
-    Encourage  other  software  suppliers  to  join  in and provide incentives.
-    Provide  "free"  H-NET software that encompasses electronic communications.
-    Perform  seminars  strategically  around  the  country  to  promote  H-NET.
-    Use  a  company  funded  marketing  force  to  promote  and  market  H-NET.
-    Use  independent  representatives.
-    Attend  conventions  under H-NET banner for H-NET products and the RS-2000.
-    Use  chains  to  market  to  their  company  owned or affiliated providers.
- Leverage the POS2 system price and trade transactions for up-front software fee.

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





CONDENSED BALANCE SHEET INFORMATION . . . . .  2002        2001
---------------------------------------------  ---------------------
Current Assets. . . . . . . . . . . . . . . .  376,645     $836,472
Property and Equipment. . . . . . . . . . . .   40,880      56,998
TOTAL ASSETS. . . . . . . . . . . . . . . . .  417,525     893,470
TOTAL LIABILITIES . . . . . . . . . . . . . .   38,931      62,261
Stockholders' Equity. . . . . . . . . . . . .  378,594      831,209
---------------------------------------------  ---------------------

CONDENSED STATEMENT OF OPERATIONS INFORMATION
---------------------------------------------
                                                2002               2001         2000
                                               ---------------------------------------
Revenue . . . . . . . . . . . . . . . . . . .     219,973      $1,448,869    $895,373
Expenses. . . . . . . . . . . . . . . . . . .  63,975,600       2,160,242   1,674,250
Loss  before income Taxes . . . . . . . . . .  63,775,627        (711,373)   (778,877)
Net Loss. . . . . . . . . . . . . . . . . . .  63,756,227        (614,026)   (719,838)
Net Earnings (Loss) Per Share . . . . . . . .     (17.861)         (7,849)     (9.346)
---------------------------------------------  ----------------------------------------





ITEM  7     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION AND
-------     --------------------------------------------------------------------
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

Revenues were $219,973 for the fiscal year ended Jan 31, 2002 where 71% of the revenue came from maintenance and 29% came from software sales, generating a loss before income tax of $63,755,627 as compared to revenues of $1,448,869 for the fiscal year ended Jan 31, 2001 which generated a loss before income taxes of $711,373. This revenue decline is primarily attributed to the continuing severe slump in the vision care industry, resulting in a marked slow down in expenditure by most current and potential clients. The general recessionary environment has also contributed to a major customer delay in converting to the new electronic product line. Due to the continuing need for spectacles and other forms of correction for poor vision, combined with the aging population growth, this downward trend is not expected to continue much longer and, when the retail sales environment improves, clients will once again be looking at technology as a solution to their digital practice management requirements.

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

Despite making investments into expanding the company, its products and awareness on a global basis, the company remains debt free. The cash position of the company decreased to $64,910 from the $82,774 in the previous fiscal year but continues to maintain a reasonable cash reserve. Retained earnings declined to ($63,583,680) from $172,547 on a comparative basis. Total assets changed from $893,470 to $417,525.

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

     Nature of services provided by the President & CEO since 1994 (Inception of the Public Company), Some of these services started from 1988 and some after the company went public in 1994.

SYSTEMS
-------
-     Provide systems design services
-     Perform program and systems testing
-     Provide implementation services
-     Do documentations of systems and various programs
-     Assist in the design and production of Web related material

SALES & MARKETING
-----------------
-     Perform Sales and marketing
-     Coordinate all sales related matters
-     Write and produce all sales related material
-     Set-up and coordinate all flights and travel related items
-     Attend conventions
-     Follow up with prospects, prepare and perform presentations

PUBLIC COMPANY AND SEC RELATED
------------------------------
-     Attend to all SEC related work
-     Write and co-ordinate the assembly of the 10K's and 10Q's
-     Oversee all public filings
-     Interact with the accountants and the auditors
-     Coordinate and assist in all SEC related with the company's SEC attorneys
-     Coordinate and assist in all general matters with the company's attorneys
-     Interact and co-ordinate all shareholder related issues
-     Interact and co-ordinate all matters dealing with the Stock Transfer Agent
-     Interact with PR/IR companies in providing support to the company
-     Provide radio, web and magazine interviews
-     Interact with brokers and companies dealing with Financing

HUMAN RESOURCE
--------------
-     Oversee and assist in  HR related matters
-     Co-ordinate all staff
-     Set staff work schedules
-     Attend staff meetings
- Co-ordinate support staff and assist in customer and prospect support issues

A/P, A/R AND BANKING
--------------------
-     Coordinate and assist in the purchase of computer related items
-     Assist in the purchase of  general office related items
-     Interact with customers re: billings and collecting A/R
-     Assist in the o-ordination of the Canadian and U.S. bank accounts

MERGERS AND ACQUISITIONS
------------------------
-     Identify merger/acquisition candidates
-     Perform due diligence
-     Attend meetings and presentations with prospective candidates
-     Prepare responses to due diligence items from prospects
-     Prepare all company due diligence material
- Coordinate business issues, LOI's and potential agreements with the company lawyers


FENG SHUI SRVICES
-----------------

The services as listed below assists a company to re-establish or reposition itself in the securities marketplace, enhancing and better reflecting the value and strength of the company. Feng Shui is affiliated with, and coordinates a broadly based consortium of investors, broker dealers, public relations firms, investor relations professionals and other legal and business resources hat can prove to be vital to the success of a company. More specifically they have the capability or provided;

-     Direct Market support through the purchasing of stock in the open market
- A call center that calls and accepts calls form shareholders, prospective investors, brokers and market makers etc.
-     Assist in the identifying of potential mergers and acquisitions
-     Assistance with the company funding requirements
- Investor relations through Websites, direct mailings to retail investors, stock brokers money managers and analysts
-     Generate leads of interested investors
- Assist in the creation of press releases and the amplification these and past releases.
-     Information database management including our entire investor database.
-     Assistance in restructuring capital formation
-     Access to private placement capital

With expertise in business and financial experience combined with a network of professionals and a commitment to putting the company needs first, Feng Shui possesses a multitude of services that can assist the company.

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



ITEM  11       EXECUTIVE  COMPENSATION.
--------       ------------------------

GENERAL  -  SUMMARY,  COMPENSATION  TABLE
-----------------------------------------
                               ANNUAL  COMPENSATION          AWARDS           PAYOUTS
                               --------------------          ------           -------
                                        OTHER    REST-
                                        ANNUAL   RICTED
                                        COMPEN-  STOCK    AW-
NAME                                    SATION   ARDS     SUOP     SARS     LTIP     OT
Position . . . . . .  Year  Salary  ($)  Bonus   ($)   ($)   ($)   (#)   ($)     ($)
--------------------  ----  ------  ---  -----  ----  ----  ----  ----  -----------------
Anton Stephens*. . .  2002     ***   **    ***    59,590,000  ***  ***   ***
Christine Stephens+.  2002     ***   **    ***   ***   ***   ***   ***   ***    ***
Doug Winter (1). . .  2002  $62,213  **    ***   ***   ***   ***   ***   ***    *** (3)   (3)
Barry Sutters(2) . .  2002  $55,000  **    ***   ***   ***   ***   ***   ***    *** (3)   (3)
Anton Stephens*. . .  2001     ***   **    ***   ***   ***   ***   ***   ***    ***
Christine Stephens+.  2001     ***   **    ***   ***   ***   ***   ***   ***    ***
Doug Winter (1). . .  2001  $68,000  **    ***   ***   ***   ***   ***   ***    ***(3)   (3)
Barry Sutters(2) . .  2001  $55,000  **    ***   ***   ***   ***   ***   ***    ***(3)   (3)











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
                                       %  OF  VOTING       OTHER  BASIS
                        BASIS  FOR     SECURITIES          FOR
NAME                    CONTROL        OWNED               CONTROL
----                    -------        -------------       -------------
Pinewood  Resources     Stock  Ownership     88%*          None

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

            NAME  AND               AMOUNT  AND
TITLE       ADDRESS  OF             NATURE  OF          PERCENT
OF          BENEFICIAL              BENEFICIAL          OF
CLASS       OWNER                   OWNER               CLASS
-----       -----                   -----               -----
Common     Pinewood  Resources      Record  &          88%
Stock      2  Raffles  Link,        Beneficial
           Marina  Bayfront,        21,000,000
           Singapore  039392

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

          NAME  AND                       AMOUNT  AND
TITLE     ADDRESS  OF                     NATURE  OF          PERCENT
OF        BENEFICIAL                      BENEFICIAL          OF
CLASS     OWNER                           OWNER               CLASS
-----     -----                           -----               -----
Common    The Stephens Family               Beneficial          88%
Stock     202-7100  Woodbine Avenue          21,000,000
          Markham, Ontario, Canada L3R 5J2

Owned of record by Pinewood Resources.

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------       -----------------------------------------------

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

               RELATIONSHIP        NATURE OF INTEREST           AMOUNT OF
NAME           TO COMPANY          IN THE COMPANY               INTEREST
----           ----------          --------------               --------
YEAR
----
Anton Stephens Officer, Director               +                $ 4,000
2001           & Principal Stockholder

+             Mr. Stephens is provided with use of a vehicle for which H-NET pays.






                                     PART IV
                                     -------

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------  -----------------------------------------------------------------
          (a)     The following documents are filed as a part of this Report:
          (1) Financial Statement. The following Financial Statements are filed as part of this Report:
                                                                          Page
                                                                          ----
     Report of Independent Public Accountants                              F-1
     Balance Sheets, Jan 31, 2002 and Jan 31, 2001                         F-2
     Statements of Operations, Year Ended Jan 31, 2002                     F-3
     Year Ended January 31, 2001 and     Year Ended January 31, 2002.
     Statement of Stockholders' equity                                     F-4
     Statement of Cash Flows, Year Ended January 31, 2000                  F-5
     Year Ended January 31, 2001 and Year Ended January 31, 2002.
     Notes to Financial Statements                                         F-6

(2)     Exhibits.          The following exhibits are filed as part of this
        ---------
Report:***
Exhibit No.  Item
-----------  ----
2.0          + Current Report on Form 8-K
2.1          ++ First Amendment to Report on Form 8-K
2.2          +++ Second Amendment to Report on Form 8-K
3.1          *Articles of Incorporation of Registrant dated
              May 16, 1986
4.0          + Resolution of the Shareholders of H-NET
3.2          **Bylaws of Registrant.
4.1          *Warrant Agreement
4.2           Underwriters Warrant

Notes:
*     Underwriter's Warrant Notes:
+     Filed on January 6, 1995, and Incorporated by reference
++    Filed on January 16, 1995, and Incorporated by reference.
+++   Filed on February 16, 1995, and Incorporated by reference.
*     Previously filed as an exhibit to the Company's Form S-18
      Registration Statement, No.33-20733-D, made effective August 3, 1988. The underwriter's warrants are no longer valid.
** Filed on May 15, 1995, in the Report on Form 10K at page 38 and incorporated by reference
***   All exhibits were previously filed in Form 10-K


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

As discussed in Note 12 to the financial statements, certain errors resulting in an understatement of the previously reported expenses for the years ended January 31, 2001, 2000 and 1999 were discovered by the Company's management during the current year. Accordingly, the 2002 have been restated and an adjustment has been made to retained earnings as of February 1, 2001.


/s/ Bongiovanni & Associates, P.A.
----------------------------------
Bongiovanni & Associates, P.A.
Pompano Beach, Florida

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

The financial statements at January 31, 2001, and for the years ended January 31, 2001 and January 31, 2000 differ from the financial statements we reported on under date of March 7, 2001 in that they have been revised to reflect non-cash compensatory charges and the expensing of deferred offering costs resulting in a reduction of retained earnings and an increase in capital stock of $231, 515 as explained in Note 12.

/s/ Shimmerman Penn Burns Becker, LLP
-------------------------------------
Shimmerman Penn Burns Becker, LLP

Chartered Accountants

Toronto, Canada

March 7, 2001
Except as to Note 12 which
is as of May 15, 2002

          See accompanying notes to consolidated financial statements.     5


                      H-NET.NET, INC. AND WHOLLY OWNED SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                             AS OF JANUARY 31, 2002 AND 2001




                                                                  2002           2001
                                                              -------------  ------------
ASSETS
------------------------------------------------------------
CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     64,910   $    82,774
Available-for-sale securities. . . . . . . . . . . . . . . .        17,920       362,083
Accounts receivable. . . . . . . . . . . . . . . . . . . . .       155,533       214,218
Income taxes recoverable . . . . . . . . . . . . . . . . . .       129,789       138,880
Prepaid expenses and other assets. . . . . . . . . . . . . .         8,493        38,517
                                                              -------------  ------------
                                                                   376,645       836,472
PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . . . . .        40,880        56,998
                                                              -------------  ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $    417,525   $   893,470
                                                              =============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses. . . . . . . . . . . .  $     29,375   $    62,261
Deferred revenue . . . . . . . . . . . . . . . . . . . . . .         9,556             -
                                                              -------------  ------------

                                                                    38,931        62,261
                                                              -------------  ------------

STOCKHOLDERS' EQUITY:
Preferred stock ($.001 par value 5,000,000 authorized, none
  issued and outstanding). . . . . . . . . . . . . . . . . .             -             -
Common stock ($.001 par value 100,000,000 authorized,
  23,687,838 and 78,305 issued and outstanding at
  January 31, 2002 and 2001, respectively) . . . . . . . . .        23,687            78
Additional paid in capital . . . . . . . . . . . . . . . . .    64,087,799       672,265
Employee share options . . . . . . . . . . . . . . . . . . .             -       513,683
Retained earnings (deficit). . . . . . . . . . . . . . . . .   (63,583,680)      172,547
Accumulated other comprehensive loss . . . . . . . . . . . .      (149,212)     (350,368)
                                                              -------------  ------------

                                                                   378,594     1,008,205
Less treasury stock at cost. . . . . . . . . . . . . . . . .             -      (176,996)
                                                              -------------  ------------

                                                                   378,594       831,209
                                                              -------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .  $    417,525   $   893,470
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
                                                    =============  ===========  ===========

     See accompanying notes to consolidated financial statements.



                                        H-NET.NET, INC. AND WHOLLY OWNED SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000


                                                        Capital Stock                             Options     Treasury Stock
                                                      Number of             Additional
                                                                            Paid-in-          Number of           Number of
                                                      Shares     Amount     Capital           Shares     Amount   Shares
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AS AT JANUARY 31, 1999. . . . . . . . . .       76,455   $        76   $   250,892    364,000   $ 160,368    172,500
Comprehensive loss:
Net loss for 2000 . . . . . . . . . . . . . . . .            -             -             -          -           -          -
Foreign exchange adjustment for 2000. . . . . . .            -             -             -          -           -          -
Unrealized loss on available-for-sale securities.            -             -             -          -           -          -

Total comprehensive loss. . . . . . . . . . . . .  $  (747,639)
                                                   ============
Employee share options issued as compensation for
     services . . . . . . . . . . . . . . . . . .            -             -       100,000    511,000           -          -
Exercise of employee share options. . . . . . . .        1,775             2       160,423   (355,000)   (156,875)         -
Purchase of stock on open market. . . . . . . . .            -             -             -          -           -     16,900
Sale of stock on open market. . . . . . . . . . .            -             -       158,204          -           -    (32,195)
BALANCE AS AT JANUARY 31, 2000. . . . . . . . . .       78,230            78   $   569,519    109,000     514,493    157,205
Comprehensive loss:
Net loss for 2001 . . . . . . . . . . . . . . . .            -             -             -          -           -          -
Foreign exchange adjustment for 2001. . . . . . .            -             -             -          -           -          -
Unrealized loss on available for sale securities.            -             -             -          -           -          -

Total comprehensive loss. . . . . . . . . . . . .  $  (481,870)
                                                   ============
Stock split . . . . . . . . . . . . . . . . . . .            -             -       109,000          -     157,205          -
Expiration of stock options . . . . . . . . . . .       (4,500)         (810)         (810)
Purchase of stock on open market. . . . . . . . .            -             -             -          -      13,300    (22,747)
Sale of stock on open market. . . . . . . . . . .            -             -       100,746          -           -    (82,832)
Common shares issued as compensation for
services. . . . . . . . . . . . . . . . . . . . .           75             -         2,000          -           -          -
BALANCE AS AT JANUARY 31, 2001. . . . . . . . . .       78,305            78   $   672,265    213,500     513,683    244,878
Comprehensive loss:
Net loss for 2002 . . . . . . . . . . . . . . . .            -             -             -          -           -          -
Foreign exchange adjustment for 2002. . . . . . .            -             -             -          -           -          -
Unrealized loss on available for sale securities.            -             -             -          -           -          -

Total comprehensive income. . . . . . . . . . . .            -   $(7,011,478)
                                                                 ============
Sale of stock on open market. . . . . . . . . . .            -             -      (137,160)         -           -    (19,957)
Common shares issued as compensation for
services. . . . . . . . . . . . . . . . . . . . .   23,503,533        23,503    63,509,118          -           -    (30,436)
Reverse stock splits. . . . . . . . . . . . . . .            -             -             -          -           -   (194,485)
Expiration of employee share options. . . . . . .            -             -             -   (213,500)   (513,683)         -
Sale of stock . . . . . . . . . . . . . . . . . .      106,000           106        43,576          -           -          -
BALANCE AS AT JANUARY 31, 2002. . . . . . . . . .   23,687,838   $    23,687   $64,087,799          -           -          -
                                                   ------------  ------------  ------------  ---------  ----------  ---------

                                                                                               Accumulated
                                                                                               Other
                                                                Retained     Comprehensive     Comprehensive
                                                                Earnings      Income (Loss)    Income
                                                   Amount                                      (Loss)            Total
----------------------------------------------------------------------------------------------------------------------
BALANCE AS AT JANUARY 31, 1999. . . . . . . . . .  $(126,776)  $  1,506,411   $   (454,723)  $ 1,336,248
Comprehensive loss:
Net loss for 2000 . . . . . . . . . . . . . . . .          -       (719,838)  $   (719,838)            -      (719,838)
Foreign exchange adjustment for 2000. . . . . . .          -              -          2,723         2,723         2,723
Unrealized loss on available-for-sale securities.          -              -        (30,524)      (30,524)      (30,524)
                                                                              -------------
Total comprehensive loss

Employee share options issued as compensation for
     services . . . . . . . . . . . . . . . . . .          -              -        511,000
Exercise of employee share options. . . . . . . .          -              -              -         3,550
Purchase of stock on open market. . . . . . . . .    (88,513)             -              -       (88,513)
Sale of stock on open market. . . . . . . . . . .     22,764              -              -       180,968
BALANCE AS AT JANUARY 31, 2000. . . . . . . . . .   (192,525)       786,573       (482,524)    1,195,614
Comprehensive loss:
Net loss for 2001 . . . . . . . . . . . . . . . .          -       (614,026)  $   (614,026)            -      (614,026)
Foreign exchange adjustment for 2001. . . . . . .          -              -         (1,817)       (1,817)       (1,817)
Unrealized loss on available for sale securities.          -              -        133,973       133,973       133,973
                                                                              -------------
Total comprehensive loss

Stock split . . . . . . . . . . . . . . . . . . .          -              -              -
Expiration of stock options
Purchase of stock on open market. . . . . . . . .          -              -        (22,747)
Sale of stock on open market. . . . . . . . . . .     38,276              -              -       139,022
Common shares issued as compensation for
services. . . . . . . . . . . . . . . . . . . . .          -              -              -         2,000
BALANCE AS AT JANUARY 31, 2001. . . . . . . . . .   (176,996)       172,547       (350,368)      831,209
Comprehensive loss:
Net loss for 2002 . . . . . . . . . . . . . . . .          -    (63,756,227)  $(63,756,227)            -   (63,756,227)
Foreign exchange adjustment for 2002. . . . . . .          -              -         17,946        17,946        17,946
Unrealized loss on available for sale securities.          -              -        183,210       183,210       183,210
                                                                              -------------
Total comprehensive income

Sale of stock on open market. . . . . . . . . . .    152,161              -              -        15,001
Common shares issued as compensation for
services. . . . . . . . . . . . . . . . . . . . .     24,835              -              -    63,557,456
Reverse stock splits. . . . . . . . . . . . . . .          -              -              -             -
Expiration of employee share options. . . . . . .          -              -              -      (513,683)
Sale of stock . . . . . . . . . . . . . . . . . .          -              -              -        43,682
BALANCE AS AT JANUARY 31, 2002. . . . . . . . . .          -   $(63,583,680)  $   (149,212)  $   378,594
                                                   ----------  -------------  -------------  ------------

     See accompanying notes to consolidated financial statements.


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

                                                                               7

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

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
            -----------------------------------------------------------

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



                         January 31,
                         -------------
                                 2002        2001
                         -------------  ----------
Unrealized loss on
securities. . . . . . .  $     (6,799)  $(190,009)
Foreign currency
translation adjustments      (142,413)   (160,359)
                         -------------  ----------
Total accumulated other
comprehensive loss. . .  $   (149,212)  $(350,368)
                         =============  ==========











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

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
            -----------------------------------------------------------
Research  and  Development  Costs
---------------------------------
Research, development, and engineering costs are expensed in the year incurred. For 2002 these costs were $0, for 2001 they were $272,827 and for 2000 they were $330,298, net of tax credits of $74,804 in 2001 and $88,516 in 2000.

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
                                                 =======  =======



NOTE 3     AVAILABLE FOR SALE SECURITIES
           -----------------------------
          Available  for sale securities consist of the following at January 31:



                          2002                           2001
             ----------------------------------   -------------------------------
             Gross        Unrealized              Gross       Unrealized
             Amortized    gains         Fair      amortized   gains       Fair
             Cost         (losses)      value     cost        (losses)    value
-----------  ------------  --------  -----------  ---------  ----------  --------
Corporate
 bonds. . .  $     23,519  $(5,746)  $    17,773  $ 333,455  $ (78,400)  $255,055

Common
stock . . .         1,200   (1,053)          147    218,637   (111,609)   107,028
             ------------  --------  -----------  ---------  ----------  --------

  TOTAL . .  $     24,719  $(6,799)  $    17,920  $ 552,092  $(190,009)  $362,083
             ============  ========  ===========  =========  ==========  ========

                                                                              11
NOTE  3     AVAILABLE  FOR  SALE  SECURITIES  (CONTINUED)
            ---------------------------------------------
During the years ended January 31, 2002 and 2001, available for sale securities were sold for total proceeds of $292,834 and $238,453, respectively. Realized gains and (losses) were $(234,539), $(190,170) and $(41,469) in 2002, 2001 and
2000, respectively. The change in net unrealized holding (loss) gain on available-for-sale securities of $183,210 and $133,973 and $(30,524) in 2002, 2001 and 2000, respectively, have been charged (credited) to accumulated other comprehensive income. Corresponding valuation allowances has offset deferred taxes on the unrealized losses.

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

The significant components of the Company's deferred income taxes are as follows:

Deferred tax assets (liabilities):

                                                     2002     2001     2000
                                                     ----     ----     ----
Net operating losses carried forward          $  21,760,000  $      -  $     -
Capital losses carried forward                      163,000    81,000   16,000
Book and tax base differences on assets                -            -  (62,262)
Valuation allowance for future income taxes     (21,923,000) (81,000)  (16,000)
                                                ------------ -------    -------
Net deferred income taxes                     $        -     $      -  $(62,262)
                                                ===========  =======    =======

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

During the year ended January 31, 2002 the Company issued 106,000 common shares for a total cash consideration of $43,682.

            ---------------------------
The Company granted 464,000 options to officers and employees to purchase shares of common stock generally at $0.01 per share. The options were for five years and expired at various dates through October 31, 2001. At the time of grant, operations were charged and stockholders' equity was credited for the excess of the market value of the underlying shares over the exercise price of options. Upon expiration of the options during the years ended January 31, 2002 and 2001 additional paid in capital was credited. At January 31, 2002 there are no outstanding options.

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

There are no material funding commitments or other contingencies arising as a consequence of the numerous partnerships and strategic alliances entered into.

Whilst a co-operative program for laboratories and frames and lens suppliers was intended, this plan failed to be accepted and no contracts have been signed or revenue received.

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
             -----------
Prior years financial statements have been restated to correct errors in reporting non-cash compensation charges for the value of options granted to officers and employees and the expensing of deferred offering costs that had previously been charged to capital stock. The results of these changes were to reduce retained earnings and increase capital stock by $744,108 as follows:

     Reduction  of  the  retained  earnings                                  EPS
     balance  at  January  31,  1999                      $(142,368)
     Additional  loss  for  the  year  ended
     January  31,  2000                                    (513,550)     $(6.67)
     Additional  loss  for  the  year  ended
     January  31,  2001                                     (88,190)     $(1.13)
                                                            --------     -------

     Net  adjustment                                      $(744,108)       N/A
                                                          ==========     =======

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

NOTE  14     SEGMENT  REPORTING
             ------------------

      Revenues  for USA:                 $119,315
      U.K.  and  Europe:                 $ 68,640
      Latin  America:                    $ 28,645
      Canada:                            $  3,373


NOTE  15     STOCK  DIVIDENDS
             ----------------

On December 18, 2001 H-NET.NET announced a dividend for all registered shareholders of record as of December 18, 2001. Each shareholder will receive one share of CyberCosmetics, Inc. for every 100 shares of H-Net stock. H-NET's dividend is promoted by its negotiations to use the services of Internet Eye Doctor to market its optical products. Internet Eye Doctor, in turn, is in negotiations to enter into a reverse merger with CyberCosmetics Inc. which is a public reporting company. The reasoning behind this dividend is to show our appreciation to our existing shareholders who continue to show their support to the company, in a depressed market.