Form 10-Q/A
period 2002-04-30
HNET NET
filed 2003-04-14
CIK 831232

11

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                   AMENDMENT 1

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1994.

                  For the Quarterly period ended April 30, 2002

          [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For the transition period from to

                       Commission File Number: 33-20783-D

                                 H-NET.NET INC.
                                 --------------
              Exact name of registrant as specified in its charter)

                     COLORADO                        84-1064958
                     --------                        ----------
            (State or other jurisdiction of          I.R.S. Employer
         Incorporation or organization)          Identification Number)

          202-7100 WOODBINE AVENUE, MARKHAM. ONTARIO         L3R 5J2
          ----------------------------------------          ---------
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

                                      -----
                                      INDEX
                                      -----

PART I          FINANCIAL INFORMATION                                   PAGE
------
NUMBER

Item 1    Consolidated Balance SheetS,                                     3
          April 30, 2002 (unedited) and January 31, 2002 (audited)

          Consolidated Statement of Operations for QuarterS
          Ended April 30, 2002 and April 30, 2001 (unedited)               4

          Consolidated Statement of Cash Flow for Quarters Ended           5
          April 30, 2002 and April 30, 2001

          Notes to Financial Statements                                6 - 7

Item II   Management Discussion and Analysis of Financial Conditions   8 - 9
          And Results of Operations

PART II   OTHER INFORMATION                                               10
-------   -----------------



                                             H-NET. NET INC.
                                       CONSOLIDATED BALANCE SHEET
                                AS OF APRIL 30, 2002 AND JANUARY 31, 2002
                                       (Expressed in U.S. Dollars)

                                                                                                 AUDITED
                                                                                  APR 30          JAN 31
                                                                                    2002           2002
                                                              ---------------------------  -------------
ASSETS

CURRENT:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  133,441   $     64,910
Available-for-sale securities. . . . . . . . . . . . . . . .                      17,686         17,920
Accounts receivable. . . . . . . . . . . . . . . . . . . . .                     162,656        155,533
Income taxes recoverable . . . . . . . . . . . . . . . . . .                     130,537        129,789
Prepaid expenses and assets. . . . . . . . . . . . . . . . .                       5,937          8,493
                                                              ---------------------------  -------------

                                                                                 450,257        376,645


PROPERTY & EQUIPMENT . . . . . . . . . . . . . . . . . . . .                      38,159         40,880
                                                              ---------------------------  -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $                  488,416   $    417,525
                                                              ===========================  =============

LIABILITIES

CURRENT:

Accounts payable and accrued liabilities . . . . . . . . . .  $                   31,959   $     29,375
Deferred revenue . . . . . . . . . . . . . . . . . . . . . .                      13,152          9,556
                                                              ---------------------------  -------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . .                      45,111         38,931
                                                              ---------------------------  -------------

STOCKHOLDERS' EQUITY
PREFERRED STOCK ($.001 PAR VALUE 5,000,000 AUTHORIZED, NONE
  ISSUED AND OUTSTANDING). . . . . . . . . . . . . . . . . .                           -              -
Common stock ($.001 par value 100,000,000 authorized,
24,412,138 and 23,687,838 issued and outstanding at
April 30, 2002 and January 31, 2002, respectively) . . . . .                      24,412         23,687
Additional paid in capital . . . . . . . . . . . . . . . . .                  64,221,832     64,087,799
DEFICIT. . . . . . . . . . . . . . . . . . . . . . . . . . .                 (63,650,083)   (63,583,680)
Accumulated other comprehensive loss . . . . . . . . . . . .                    (152,856)      (149,212)
                                                              ---------------------------  -------------

                                                                                 443,305        378,594
                                                              ---------------------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .  $                  488,416   $    417,525
                                                              ===========================  =============



                                 H-NET.NET  INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                      QUARTERS ENDED APRIL 30, 2002 AND 2001
                           (Expressed in U.S. Dollars)
                                                             APR 30        Apr 30
                                                               2002          2001
                                                    -----------------  ----------
REVENUE

Sales. . . . . . . . . . . . . . . . . . . . . . .  $         27,200   $ 144,479
Investment income. . . . . . . . . . . . . . . . .               666       7,376
                                                    -----------------  ----------
                                                              27,866     151,855
                                                    -----------------  ----------
EXPENSES

Direct costs . . . . . . . . . . . . . . . . . . .                 -       2,070
Research and development . . . . . . . . . . . . .                 -      51,436
Wages, management and consulting fees. . . . . . .            30,193      33,535
Professional fees. . . . . . . . . . . . . . . . .            15,646      24,623
General and administrative . . . . . . . . . . . .            39,567      44,397
Travel and promotion . . . . . . . . . . . . . . .             6,142      29,819
Loss on disposal of available for sale securities.                 -      32,345
DEPRECIAtion . . . . . . . . . . . . . . . . . . .             2,721       4,356
                                                    -----------------  ----------
                                                              94,269     222,581
                                                    -----------------  ----------
LOSS BEFORE INCOME TAXES . . . . . . . . . . . . .           (66,403)    (70,726)
                                                    -----------------  ----------
Provision (BENEFIT) for income taxes:. . . . . . .   (      -       )    (28,400)
                                                    -----------------  ----------

NET (LOSS) . . . . . . . . . . . . . . . . . . . .  $      (  66,403)  $( 42,326)
                                                    =================  ==========

LOSS PER SHARE . . . . . . . . . . . . . . . . . .  $         (0.003)  $ ( 0.003)
                                                    =================  ==========




                                           H-NET.NET INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOW
                               QUARTERS ENDED APRIL 30, 2002 AND 2001
                                    (Expressed in U.S. Dollars)
                                                                              APR 30         Apr 30
                                                                                2002           2001
                                                          -----------------------------  ----------
CASH WAS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . .                     $ (66,403)  $( 42,326)
DEPRECIATION . . . . . . . . . . . . . . . . . . . . . .                         2,721       4,356
                                                          -----------------------------  ----------
                                                                               (63,682)   ( 37,970)
                                                          -----------------------------  ----------
CHANGES IN NON-CASH ITEMS:
Accounts receivable. . . . . . . . . . . . . . . . . . .                        (7,123)    (41,093)
Prepaid expenses and OTHER assets. . . . . . . . . . . .                         2,556      23,571
Accounts payable and accrued liabilities . . . . . . . .                         2,584     (38,406)
           Deferred revenue. . . . . . . . . . . . . . .                         3,596           -
Income taxes recoverable . . . . . . . . . . . . . . . .                           748)   ( 42,904)
                                                          -----------------------------  ----------
                                                                              ( 62,817)   (136,802)
                                                          -----------------------------  ----------


FINANCING ACTIVITIES

Unrealized holding loss on available for sale securities                           234        (459)
Gain on sale of treasury stock . . . . . . . . . . . . .                             -       8,825
Issue of shares. . . . . . . . . . . . . . . . . . . . .                       134,758           -
Foreign exchange adjustment. . . . . . . . . . . . . . .                        (3,644)      4,496
                                                          -----------------------------  ----------
                                                                               131,348     (12,862)
                                                          -----------------------------  ----------

INCREASE IN CASH
                                                                                68,531    (123,940)
                                                          -----------------------------  ----------
Cash at the beginning. . . . . . . . . . . . . . . . . .                        64,910     444,857
                                                          -----------------------------  ----------
Of the period

CASH AT THE END OF THE PERIOD . . . . . . . . . . . . . . $                    133,441   $ 320,917
                                                          =============================  ==========


                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            QUARTERS ENDED APRIL 30, 2002 AND 2001 CHANGE THROUGHOUT
                           (EXPRESSED IN U.S. DOLLARS)

1.     ACCOUNTING  POLICIES
(a)     PRINCIPLES  OF  CONSOLIDATION
All subsidiaries have been included in the consolidated financial statements. The consolidated wholly owned subsidiaries at January 31, 2002 were as follows:

-H-Net.Com  Inc.  (Canada)
-H-Net.Com  Inc.  (New  York)

The  two  companies  listed  below  are  now  inactive  companies.
-     Alphabytes  Computer  Corporation  (Canada)  -  ("Alphabytes  Canada")
-     Alpha  Bytes  Computer  Corporation  (USA)  -  ("Alpha  Bytes  US")

(b)     PROPERTY  &  EQUIPMENT
Property and equipment are stated at cost. Depreciation and amortization is being provided by the declining balance method over the estimated useful lives of the assets as follows:
-     Furniture  and  fixtures     10  years
-     Vehicles                      7  years
-     Computer  hardware            7  years
-     Computer  software             1  year

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

2.     PROPERTY  &  EQUIPMENT


                                    Accumulated         Balance
                         Cost       Depreciation  30 APR, 02   30 Apr,  01
                          --------  --------  -------------------
  Furniture & equipment.  $ 16,256  $  7,127  $   9,129  $12,360
  Leasehold Improvements       413       308        105      195
  Vehicles . . . . . . .     1,832     1,002        830    1,157
  Computer hardware. . .    58,018    30,313     27,705   38,927
  Computer software. . .     1,769     1,379        390        -
                          --------  --------  -------------------
                          $ 78,288  $ 40,129     38,159  $52,639
                          --------  --------  -------------------

                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED APRIL 30, 2002
                           (EXPRESSED IN U.S. DOLLARS)

3.     CAPITAL  STOCK
The  company  is  authorized  to  issue  100,000,000  common  shares.

4.     EARNINGS  (LOSS)  PER  SHARE
Earnings per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption would be as follows:
-     Quarter  Ended  Apr  30,  2002    -  24,412,138
-     Quarter  Ended  Apr  30,  2001    -  15,661,004

5.     COMMITMENTS
     The company is committed under existing leases to the following minimum annual rents:

2003     $  24,894
2004        27,059
2005        27,059
2006        29,223
2007        29,223

6.     SEGMENT  REPORTING

     Revenues for USA:           $ 12,450
     U.K.  and  Europe:          $  7,160
     Latin  America:             $  6,747
     Canada:                     $    843

H-NET.NET, INC.
                          QUARTER ENDED APRIL 30, 2002
                           (EXPRESSED IN U.S. DOLLARS)

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

Revenues were $27,866 for the quarter ended Apr 30, 2002 compared to revenues of $151,855 for the quarter ended Apr 30, 2001. This revenue decline is primarily attributed to the continuing severe slump in the vision care industry, resulting in a marked slow down in expenditure by most current and potential clients. The general recessionary environment has also contributed to a major customer delay in converting to the new electronic product line. Due to the continuing need for spectacles and other forms of correction for poor vision, combined with the aging population growth, this downward trend is not expected to continue much longer and, when the retail sales environment improves, clients will once again be looking at technology as a solution to their digital practice management requirements.

Earnings (losses) before income taxes for the quarter ended Apr 30, 2002 were $(66,403) in comparison with $( 70,726) for the quarter ended Apr 30, 2001. We have now embarked on more cost cutting measures in order to attempt reach a more stable financial environment and achieve the goal of showing positive earnings. These cost cutting measures are expected to continue until positive earnings can be shown. The expenses of $94,269 decreased for the quarter ended Apr 30, 2002 as compared to expenses of $222,581 for the period ending on Apr 30, 2001. In addition, across the board higher expenses were also lowered in promoting and or expanding global contracts until the general recession is over. Due to these efforts, significant developments are expected in 2002 when these pending global contracts get underway.

In comparison with the previous year, the expected consolidation of revenue and the subsequent ramp up accompanied by improvements in the bottom line is expected to be underway once the reversionary environment subsides with better developments expected in 2002.






                                 H-NET.NET, INC.
                          QUARTER ENDED APRIL 30, 2002
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

Despite making investments into expanding the company, its products and awareness on a global basis, the company remains debt free. The cash position of the company decreased to $133,441 from the $320,917 of the previous comparative quarter but continues to maintain a reasonable cash reserve. Retained earnings declined to $(63,650,083) from $63,583,680) on a comparative basis. Total assets as a whole changed from $417,525 to $488,416. The company's disciplined approach to controlling expenses coupled with a significant effort by key personnel has been beneficial in assisting to maintain a revenue flow while promoting H-NET
services  on  a  global  basis  and   promoting  the  new  H-NET  services.

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

The  company  remains  debt  free.

                                 H-NET.NET, INC.
                          QUARTER ENDED APRIL 30, 2002
                           (EXPRESSED IN U.S. DOLLARS)

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

ITEM  2.     CHANGES  IN  SECURITIES
--------     -----------------------

There  were  no  changes  in  the  rights  of  shareholders.
The following shares were issued to First Chartered Capitol Located in Laos, PDR in this quarter. These shares were exempt from registration under section 901 of Reg-S, promulgated under the securities act of 1933.The facts on which this exemption is based on following. First Chartered Capitol is based in Laos and is a British Virgin Islands corporation, and the sales were made according to a written off-shore purchase agreement and each certificate had a restrictive legend sating that that the shares could not sold for one year, unless registered.

#  of  Shares  sold  between  Feb  01,  2002  and  April  30,  2002:  724,300
Consideration  Received  in  cash  :  $  134,  758

In December of 2001, we announced that we would give our shareholders a dividend of one share of CyberCosmetics, Inc. common stock for each 100 shares of H-NET stock held. This was based on the negotiations our company had to use the optical marketing services of The Internet Eye Doctor, which in turn was planning a reverse merger with CyberCosmetics, Inc., a publicly reporting company without a quote on the OTC Bulletin Board. In March of 2002, The Internet Eye Doctor merged with Career Worth, Inc., a publicly reporting company whose stock was quoted on the OTC Bulletin Board. Due to this change and improvement in Internet Eye Doctor's merger candidate, we canceled our agreement for CyberCosmetics shares on the 25th of March and obtained Career Worth shares for our dividend instead, because they were more closely related to The Internet Eye Doctor. We gave our shareholders a dividend of Career Worth shares in the same proportion as the originally proposed CyberCosmetics shares: one share of Career Worth, Inc. for each 100 shares of H-NET common stock held. This dividend was completed on or about April 31, 2002 for each shareholder of record."

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