Form 10-Q/A
period 2002-07-31
HNET NET
filed 2003-04-14
CIK 831232

12

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

                       For the transition period fromto

                       Commission File Number: 33-20783-D

                                 H-NET.NET INC.
                                 --------------
              Exact name of registrant as specified in its charter)

                     COLORADO                       84-1064958
                     --------                       ----------
            (State or other jurisdiction of      I.R.S. Employer
         Incorporation or organization)          Identification Number)

           202-7100 WOODBINE AVENUE, MARKHAM. ONTARIO      L3R 5J2
           -------------------------------------------      ------
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

                                      INDEX
                                      -----

PART I          FINANCIAL INFORMATION                                   PAGE
                                                                      ------
NUMBER

Item 1    Consolidated Balance Sheets,                                     3
          July 31, 2002 (unaudited) and January 31, 2002 (audited)

          Consolidated Statements of Operations for Three and Six Months
          Ended July 31, 2002 and July 31, 2001 (unaudited)                4

          Consolidated Statements of Cash Flows for Three and
          Six Months Ended                                                 5

          July 31, 2002 and July 31, 2001 (unaudited)

          Notes to Consolidated Financial Statements                   6 - 7

Item II Management Discussion and Analysis of Consolidated Financial 8 - 10 Conditions And Consolidated Results of Operations

PART II     OTHER INFORMATION                                             11



                                             H-NET. NET INC.
                                       CONSOLIDATED BALANCE SHEETS
                                AS OF JULY 31, 2002 AND JANUARY 31, 2002
                                       (Expressed in U.S. Dollars)
                                                                             (UNAUDITED)      (AUDITED)
                                                                                 JUL 31         Jan 31
                                                                                    2002           2002
                                                              ---------------------------  -------------
ASSETS

CURRENT:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  460,056   $     64,910
Available-for-sale securities. . . . . . . . . . . . . . . .                      14,890         17,920
Accounts receivable. . . . . . . . . . . . . . . . . . . . .                     182,488        155,533
Income taxes recoverable . . . . . . . . . . . . . . . . . .                      77,000        129,789
Prepaid expenses and other assets. . . . . . . . . . . . . .                       7,037          8,493
                                                              ---------------------------  -------------
                                                                                 741,471        376,645
                                                              ---------------------------  -------------


PROPERTY & EQUIPMENT, NET. . . . . . . . . . . . . . . . . .                      34,862         40,880
                                                              ---------------------------  -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $                  776,333   $    417,525
                                                              ===========================  =============

LIABILITIES

CURRENT:

Accounts payable and accrued liabilities . . . . . . . . . .  $                   13,843   $     29,375
Deferred revenue . . . . . . . . . . . . . . . . . . . . . .                      23,953          9,556
                                                              ---------------------------  -------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . .                      37,796         38,931
                                                              ---------------------------  -------------

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value 5,000,000 authorized, none
  issued and outstanding). . . . . . . . . . . . . . . . . .                           -              -
Common stock ($.001 par value 100,000,000 authorized,
  27,989,010 and 23,687,838 issued and outstanding at
  July 31, 2002 and January 31, 2002, respectively). . . . .                      27,989         23,687
Additional paid in capital . . . . . . . . . . . . . . . . .                  64,535,673     64,087.799
Retained deficit . . . . . . . . . . . . . . . . . . . . . .                 (63,669,515)   (63,583,680)
Accumulated other comprehensive loss . . . . . . . . . . . .                    (155,610)      (149,212)
                                                              ---------------------------  -------------

                                                                                 738,537        378,594
                                                              ---------------------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .  $                  776,333   $    417,525
                                                              ===========================  =============



                                          H-NET.NET  INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                         THREE AND SIX MONTHS ENDED JULY 31, 2002 AND 2001
                                    (Expressed in U.S. Dollars)
                                                     JUL 31      Jul 31      Jul 31       Jul 31
                                                      2002        2001        2002         2001
                                                    (3 MOS.)     (3 Mos.)    (6 Mos.)     (6 Mos.)
                                                  ------------------------------------------------
REVENUE

Sales. . . . . . . . . . . . . . . . . . . . . . .  $ 33,513   $  46,463   $  60,713   $  190,942
Investment income. . . . . . . . . . . . . . . . .     1,264       5,155       1,930       12,531
                                                    ---------  ----------  ----------  -----------
                                                      34,777      51,618      62,643      203,473
                                                    ---------  ----------  ----------  -----------
EXPENSES

Direct costs . . . . . . . . . . . . . . . . . . .         -          78           -        2,148
Research and development . . . . . . . . . . . . .         -      49,857           -      101,290
Wages, management and consulting fees. . . . . . .    47,117      32,801      77,310       66,337
Professional fees. . . . . . . . . . . . . . . . .    24,549      17,871      40,195       42,494
General and administrative . . . . . . . . . . . .    13,323      20,572      52,899       45,195
Travel and promotion . . . . . . . . . . . . . . .     6,674      27,145      12,816       56,964
Loss on disposal of available for sale securities.         -      45,170           -       77,515
Depreciation . . . . . . . . . . . . . . . . . . .     3,486       4,356       6,207        8,712
                                                    ---------  ----------  ----------  -----------
                                                      95,148     197,851     189,417      400,655
                                                    ---------  ----------  ----------  -----------
(LOSS) BEFORE INCOME TAXES . . . . . . . . . . . .   (60,371)   (146,234)   (126,774)    (197,182)
                                                    ---------  ----------  ----------  -----------
(BENEFIT) for income taxes . . . . . . . . . . . .   (49,351)   ( 58,207)   (102,314)   (  86,607)
                                                    ---------  ----------  ----------  -----------
NET (LOSS) . . . . . . . . . . . . . . . . . . . .  $(11,020)  $( 88,026)   ( 24,459)    (110,575)
                                                    =========  ==========  ==========  ===========

(LOSS) PER SHARE . . . . . . . . . . . . . . . . .  $( 0.001)  $  (0.006)  $  (0.001)  $  ( 0.007)
                                                    =========  ==========  ==========  ===========




                                 H-NET.NET INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUL 31, 2002 AND 2001 (UNAUDITED)
                           (Expressed in U.S. Dollars)
                                                         JUL 31        Jul 31
                                                          2002          2001
                                                         (6 MOS.)      (6 mos.)
                                                          ---------  ----------
CASH WAS PROVIDED BY (USED FOR):

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $(24,459)  $ (88,026)
DEPRECIATION . . . . . . . . . . . . . . . . . . . . . .     6,207       4,356
                                                          ---------  ----------
                                                           (18,252)   ( 83,670)

CHANGES IN NON-CASH ITEMS:
Accounts receivable. . . . . . . . . . . . . . . . . . .   (26,955)        571
Prepaid expenses and other assets. . . . . . . . . . . .     1,456         499
Accounts payable and accrued liabilities . . . . . . . .   (15,532)     37,438
           Deferred revenue. . . . . . . . . . . . . . .    14,397           -
Income taxes received. . . . . . . . . . . . . . . . . .    52,789    ( 24,965)
                                                          ---------  ----------
Cash provided by (used in) operations. . . . . . . . . .     7,903    ( 70,127)
                                                          ---------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES

Unrealized holding loss on available for sale securities     3,030      44,658
Proceeds from issuance of common shares. . . . . . . . .   387,857           -
Foreign exchange adjustment. . . . . . . . . . . . . . .    (3,644)    (54,967)
                                                          ---------  ----------
Cash provided by (used in) financing activities. . . . .   387,243     (10,309)
                                                          ---------  ----------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . .   395,146     (80,435)

Cash at the beginning of the period. . . . . . . . . . .    64,910     320,917
                                                          ---------  ----------

CASH AT THE END OF THE PERIOD. . . . . . . . . . . . . .  $460,056   $ 240,842
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

The  company  as  listed  below  is  now  an  inactive  company.
-     Alphabytes  Computer  Corporation  (Canada)  -  ("Alphabytes  Canada")

          The inactive company as listed below was dissolved within this quarter.
 -         Alpha  Bytes  Computer  Corporation  (USA)  -  ("Alpha  Bytes  US")

     (b)     PROPERTY  &  EQUIPMENT
Property and equipment are stated at cost. Depreciation and amortization is being provided by the declining balance method over the estimated useful lives of the assets as follows:
-     Furniture  and  fixtures     10  years
-     Leasehold  Improvements      life  of  lease
-     Vehicles                     7  years
-     Computer  hardware           7  years
-     Computer  software           1  year

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

2.     PROPERTY  &  EQUIPMENT

                                   Accumulated               Balance
                            Cost   Depreciation     31  JUL,  02    31  Jul,  01
                          ------------------------------------------------------
  Furniture & fixtures .  $16,835  $  7,754      $     9,129            $12,360
  Leasehold Improvements      413       333              105                195
  Vehicles . . . . . . .    1,832     1,082              830              1,157
  Computer hardware. . .   58,018    33,347           27,705             38,927
  Computer software. . .    1,769     1,489              390                  -
                          -------  --------         --------  ------------------
                          $78,867   $44,005           38,159            $52,639
                          -------  --------         --------  ------------------

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

4.     EARNINGS  (LOSS)  PER  SHARE
Earnings (loss) per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption is as follows:
-          Quarter  Ended  Jul  31,  2002    -  27,989,010
-          Quarter  Ended  Jul  31,  2001    -  15,661,004

5.     COMMITMENTS
          The company is committed under existing leases to the following minimum annual rents:
-          Fiscal  2003     $  12,447
-          Fiscal  2004        27,059
-          Fiscal  2005        27,059
-          Fiscal  2006        29,223
-          Fiscal  2007        29,223
                            ---------
          TOTAL              $125,011
                            =========


6.          SEGMENT  REPORTING
          Revenues  for  USA:       $  12,763
          U.K.  and  Europe:        $   7,160
          Latin  America:           $  12,747
          Canada:                   $     843.

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