Form 10-Q/A
period 2002-10-31
HNET NET
filed 2003-04-14
CIK 831232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                   AMENDMENT 1

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

INDEX

PART I          FINANCIAL STATEMENTS                                   PAGE
                                                                     ------
NUMBER

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



                                      H-NET. NET INC.
                                CONSOLIDATED BALANCE SHEETS
                        AS OF OCTOBER 31, 2002 AND JANUARY 31, 2002
                                (Expressed in U.S. Dollars)
                                                                (UNAUDITED)      (Audited)
                                                                    OCT 31         Jan 31
                                                                      2002           2002
                                                              -------------  -------------
ASSETS
-------
CURRENT:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    683,783   $     64,910
Available-for-sale securities. . . . . . . . . . . . . . . .        13,964         17,920
Accounts receivable. . . . . . . . . . . . . . . . . . . . .       186,370        155,533
Income taxes recoverable . . . . . . . . . . . . . . . . . .        77,000        129,789
Prepaid expenses and other assets. . . . . . . . . . . . . .        12,389          8,493
                                                              -------------  -------------
                                                                   973,506        376,645
                                                              -------------  -------------
PROPERTY & EQUIPMENT, NET. . . . . . . . . . . . . . . . . .        32,186         40,880
                                                              -------------  -------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $  1,005,692   $    417,525
                                                              =============  =============

LIABILITIES

CURRENT:

Accounts payable and accrued liabilities . . . . . . . . . .  $      9,357   $     29,375
Deferred revenue . . . . . . . . . . . . . . . . . . . . . .        18,414          9,556
Compensation payable to officers . . . . . . . . . . . . . .       213,750              -
                                                              -------------  -------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . .       241,521         38,931
                                                              -------------  -------------

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value 5,000,000 authorized, none
  Issued and outstanding). . . . . . . . . . . . . . . . . .             -              -
Common stock ($.001 par value 100,000,000 authorized,
30,574,127 and 23,687,838 issued and outstanding at
October 31, 2002 and January 31, 2002 respectively). . . . .        30,574         23,687
Additional paid in capital . . . . . . . . . . . . . . . . .    64,821,351     64,087,799
Retained deficit . . . . . . . . . . . . . . . . . . . . . .   (63,931,696)   (63,583,680)
Accumulated other comprehensive loss . . . . . . . . . . . .      (156,058)      (149,212)
                                                              -------------  -------------
TOTAL STOCKHOLDERS EQUITY. . . . . . . . . . . . . . . . . .       764,171        378,594
                                                              -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .  $  1,005,692   $    417,525
                                                              =============  =============










                                          H-NET.NET  INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       THREE AND NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                    (Expressed in U.S. Dollars)
                                                      OCT 31      Oct 31      OCT 31      Oct 31
                                                        2002        2001        2002        2001
                                                     (3 MOS.)     (3 Mos.)    (9 MOS.)    (9 Mos.)
                                                  ------------------------------------------------
REVENUE

Sales. . . . . . . . . . . . . . . . . . . . . . .  $  34,263   $  31,367   $  94,976   $ 222,309
Investment Income. . . . . . . . . . . . . . . . .      1,803       3,230       3,733      15,761
                                                    ----------  ----------  ----------  ----------
                                                       36,066      34,597      98,709     238,070
                                                    ----------  ----------  ----------  ----------
EXPENSES

Direct costs . . . . . . . . . . . . . . . . . . .          -       1,041           -       3,189
Research and development . . . . . . . . . . . . .          -      42,756           -     144,049

Wages, management bonuses & consulting fees. . . .    254,047      28,981     331,357      95,317
Professional fees. . . . . . . . . . . . . . . . .     14,203      16,945      54,398      59,439
General and administrative . . . . . . . . . . . .     10,177      60,395      63,066     125,366
Travel and promotion . . . . . . . . . . . . . . .      5,518      11,901      18,334      68,865
Loss on disposal of available for sale securities.          -      59,076           -     136,591
Depreciation . . . . . . . . . . . . . . . . . . .      2,999       4,409       9,206      13,121
                                                    ----------  ----------  ----------  ----------
                                                      286,944     225,504     476,361     645,937
                                                    ----------  ----------  ----------  ----------

(LOSS) BEFORE INCOME TAXES . . . . . . . . . . . .   (250,878)   (190,907)   (377,652)   (407,867)
                                                    ----------  ----------  ----------  ----------
Provision/(benefit) for income taxes . . . . . . .      2,698     (73,735)    (46,653)   (160,342)
                                                    ----------  ----------  ----------  ----------
NET (LOSS) . . . . . . . . . . . . . . . . . . . .  $(253,576)   (117,172)   (330,999)   (247,525)
                                                    ==========  ==========  ==========  ==========

(LOSS) PER SHARE . . . . . . . . . . . . . . . . .  $  (0.011)  $  (0.072)  $  (0.012)  $  (0.157)
                                                    ==========  ==========  ==========  ==========







                                    H-NET.NET INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED OCT 31, 2002 AND 2001 (UNAUDITED)
                             (Expressed in U.S. Dollars)



                                                            OCT 31       Oct 31
                                                             2002         2001
                                                            (9 MOS.)     (9 mos.)
                                                          ----------  ---------------
CASH WAS PROVIDED BY (USED FOR):

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $(330,999)  $     (247,525)
Depreciation . . . . . . . . . . . . . . . . . . . . . .      9,206           13,121
Officers compensation incurred but not paid. . . . . . .    213,750             -
                                                          ----------  ---------------
                                                           (108,043)        (234,404)
                                                          ----------  ---------------

CHANGES IN NON-CASH ITEMS:
Accounts receivable. . . . . . . . . . . . . . . . . . .    (30,837)           3,711
Prepaid expenses and other assets. . . . . . . . . . . .     (3,896)           1,822
Accounts payable and accrued liabilities . . . . . . . .    (20,018)          63,797
Deferred revenue . . . . . . . . . . . . . . . . . . . .      8,858                -
Income taxes received/recoverable. . . . . . . . . . . .     52,789          (40,817)
                                                          ----------  ---------------
Cash Provided by (used in) operations. . . . . . . . . .      6,896)        ( 28,513)
                                                          ----------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES

Unrealized holding loss on available for sale securities      3,956           86,420
Proceeds from issuance of common shares. . . . . . . . .    740,439           12,839
Foreign exchange adjustment. . . . . . . . . . . . . . .    (24,375)        (102,487)
                                                          ----------  ---------------
Cash provided by (used in) financing activities. . . . .    720,020          ( 3,228)
                                                          ----------  ---------------

INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . .    618,873         (209,119)

Cash at beginning of the period. . . . . . . . . . . . .     64,910          320,917
                                                          ----------  ---------------

CASH AT END OF THE PERIOD. . . . . . . . . . . . . . . .  $ 683,783   $      111,798
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

2.     PROPERTY  &  EQUIPMENT

                                      Accumulated            Balance
                               Cost   Depreciation  31 OCT, 2002  31 Oct, 2001
                       -------------------------------------------------------
Furniture & fixtures . $      16,311         8,360         7,951  12,377
Leasehold improvements           416           352            64     196
Vehicles . . . . . . .         1,846         1,145           701   1,162
Computer hardware. . .        58,344        35,004        23,340  39,019
Computer software. . .         1,771         1,641           130       -
                        ------------  ------------  ------------ -------
                       $      78,688        46,502        32,186  52,754
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

4.     EARNINGS  (LOSS)  PER  SHARE
Earnings (loss) per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption is as follows:
-          Quarter  Ended  Oct  31,  2002    -   24,017,838
-          Quarter  Ended  Oct  31,  2001    -    1,634,842

5.     COMMITMENTS
          The company is committed under existing leases to the following minimum annual rents:
-          Fiscal  2003     $  24,894
-          Fiscal  2004        27,059
-          Fiscal  2005        27,059
-          Fiscal  2006        29,223
-          Fiscal  2007        29,223
                             --------
           TOTAL             $137,458
                             ========

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

6.     SEGMENT  REPORTING
     Revenues  for  USA:          $  17,253
     U.K.  and  Europe:           $  15,357
     Latin  America:              $     810
     Canada:                      $     843

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

We caution that the factors herein could cause actual results to differ materially from those expressed in any forward-looking statements and that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances.



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

     To the best of our belief, there are several reasons why customers in general and our major customers have delayed in converting to the new product line. As with all new products after development they need to be debugged and field tested before they can be put on the market. Unfortunately the general economic conditions preclude customers from spending money to buy new equipment and re-train their personnel. Also standards have to be developed within the industry to comply with the new HIPPA compliance issues which are not completed and customers generally do not understand the implications. Because of these factors clients do not see the need to change as yet from a proven system which is probably slightly out of date, but still works and is trouble free.

Barring anything unforeseen, in 2003, one expects that the general economic conditions will improve and potential customers will feel more comfortable as the system will have been in use for a period of time and will be more stable with a lesser number of bugs. They will have more money to spend in replacing their old equipment/software and re-training their people and the HIPPA compliance issues will be more understood by all parties and standards will have been established within the industry

Since the contract was signed with the supplier of the RS-2000 several events have taken place. As we had no experience of products of this nature, we had to learn and understand prior to being in a position to market successfully. Initially we were only given the rights to market this product in Canada and the company has failed to go through and obtain the lengthy approvals that were needed in Canada and subsequently in the U.K. The supplier has failed to come up with a demonstration machine for H-NET. They changed their policy in providing "Free Demonstration equipment" to charging $100,000 and H-NET has failed to raise sufficient funds to market a product of this nature in multiple countries. We have also identified significant competition in Canada and in the U.K. and the supplier does not have a digital version which all the potential customers require.

In the 20 years that we have been in business, we typically spend a significant amount of money on average every 5 years when we re-develop our products. This is when the R&D takes place. After the R&D/development stage, the products are de-bugged and slowly released to the general public. Based on our past performance, the reduction in R&D costs after development is normal. This is when the sales cycle begins.

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

Incorporated  by  reference









                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

H-NET.NET,  Inc.
(Registrant)


By        _______________________
          Anton  Stephens
          President  and  Director
          (Principal  Executive  Officer)

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



_______________________          _____________________________
Christine  Stephens               Date
Chief  Financial  Officer