Form 10KSB
period 2003-01-31
HNET NET
filed 2003-04-29
CIK 831232

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           __________________________

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For fiscal year ended January 31, 2003

                        Commission File Number 33-20783-D

                                 H-NET.NET, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)


     Colorado                                        84-1064958
----------------                                     ----------
(State or other jurisdiction of                         (I.R.S.
Incorporation or organization)                   Employer Identification
                                                         Number)


               202-7100 Woodbine Avenue, Markham, Ontario, L3R 5J2
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  905-475-3249
                                  ------------
                          Registrant's telephone number


Securities registered pursuant to Section 12 (b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock:     $.001 par value
Preferred Stock:$.001 par value

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [X]

Issuer's Revenues for its most recent fiscal year: $129,920

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $727,276 on or about April 25, 2003.

There were 30,090,955 shares of common stock outstanding having a par value per share of $0.001 as of April 25, 2003.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes[  ]  No[X]




     PART  I
--------------------------------------------------------------------------------
This report contains certain forward looking statements, which may involve known and unknown material risks, uncertainties and other factors not under H-NET 's control including without limitation its ability to operate as a going concern, the need for additional financing, the impact of competition, the management of growth, compliance with regulatory requirements, H-NET 's ability to implement its long term business plan for acquiring complementary businesses and H-NET 's ability to enter into agreements with marketing or distribution partners, which may cause actual results, performance and achievements of H-NET to be materially different from H-NET 's expectations.
--------------------------------------------------------------------------------

ITEM  1     GENERAL  DEVELOPMENT  OF  BUSINESS.
-------     -----------------------------------

     H-NET.COM Inc. (H-NET Canada) organized under the laws of the Canadian Province of Ontario in September 1999, and Alphabytes Computer Corporation (AB Canada), organized under the laws of the Canadian Province of Ontario in 1983, is a software and Internet based applications development company to the health care industry in North America, the United Kingdom and European Community and Latin America.

     H-NET.COM, Inc ( H-NET New York ) was organized under the law of New York in September 1999, and Alpha Bytes Computer Corporation (AB New York), organized under the law of the State of New York in 1988, is engaged in marketing and supporting software products developed by H-NET.COM (H-NET Canada) its Canadian affiliate. Both of these companies are now dissolved.

     All companies come under the umbrella of H-NET.NET, Inc formally known as Alpha Bytes Inc. a publicly held Colorado Corporation. Alpha Bytes Inc. changed its name to H-NET.NET, Inc in December 1999. In the transformation of our business, we followed a strategic plan to refresh our products from our historical legacy applications to our company's new portfolio of products and services. At the same time, we decided to retire Alpha Bytes New York, Alphabytes Canada and all of their legacy based products to inactive while we proceeded with establishing H-NET to offer our new products and services to customers, and strongly profile H-NET as the service provider of choice to the vision care community.

     H-NET is instigating a merger or acquisition strategy with a view to expand through acquisitions/mergers. With this strategy, as well as internal expansion, H-NET intends to become the leading applications software developer with a multi-service Internet portal and Internet driven transaction-processing services. H-NET 's global digital model is intended to help eye care providers retain their customers, create ordering efficiencies and assist in training of staff. In addition the electronic transaction processing services will assist in deriving quantifiable savings in the processing of managed care claims using the Internet.

     To date, H-NET currently has a licensed install base of over 6,500 sites (equivalent to more than 40,000 users) in the vision care industry, which it provide with an integrated software product line and a newly developed multi-service Internet portal to provide transaction services and global digital solutions. It has generated operating profits during fourteen of the last eighteen years.

     The US optical product market is estimated at $15 billion in 2002. H-NET believes that current demographic trends, technological innovation, medical advances and relatively attractive profit margins are fuelling the optical industries growth. H-NET believes that as the U.S. population ages and grows in size, the demand for vision correction and eyewear products will increase. Neither corporation has ever been a party to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

N.B. Any references in this document to H-NET.NET, Inc prior to the date of the above-mentioned name change refer to the company doing business under the previous name of Alpha Bytes Inc.

BACKGROUND  INFORMATION
-----------------------

     H-NET began business in the Canadian City of Toronto, Ontario in 1983 with the objective of capitalizing on business opportunity provided by the evolving personal computer market in the area of easy to learn and operate applications software. H-NET elected to specialize in the health care market because of management's perception that it afforded substantial sales volume and because the health care business was (and is) a stable, essential, growing and prospering industry. After two years of producing specialized software, H-NET narrowed its niche to the vision care industry.

     H-NET has become a leading software applications vendor in the international vision care business supporting its clients with offices in Toronto, Ontario and Niagara Falls, New York. Management believes that H-NET over the years has procured more contracts among the top 100 North American vision care chains than any other vendor. A partial list of its past clients include:

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

      In the past, H-NET enjoyed long-standing successful working relationships with Unisys and IBM in the joint marketing and technical support of vision care chain clients in North America and the United Kingdom. In addition, Microsoft, Compaq and UUNET (a leading network company), were parties to strategic alliances, which commenced in 2000 with H-NET for marketing of the H-NET Healthcare Internet Based Network. Some of these alliance agreements have now expired and new ones are in the process of being developed.

In 2001, the company continued to market its Internet services comprising of the Virtual trade show, on-line education programs, web-related hardware sales and various software products. The company abandoned some of the business relationships that were non-productive to the company.

     In 2002, the company continued to market its Internet services comprising of the Virtual trade show, on-line education programs, web-related hardware sales and various software products. The company abandoned the marketing of the RS2000 but continued its relationships and partnerships with IBM and Symbol Technologies.

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

BUSINESS

PRINCIPAL  PRODUCTS  OR  SERVICES  AND  THEIR  MARKET
-----------------------------------------------------

     Management believes that there are intrinsically linked opportunities in North America, the United Kingdom and the EEC. They involve the possible increase of H-NET's share of applications software business among corporate chains; the possible establishment within the vision care industry of real-time transaction processing services; and the establishment of an interactive real-time processing and ordering system for the medical community, coupled with general third party claims processing. The software products connecting retail, laboratory and home office are available from H-NET, and each can be customized, if required, to meet each customer's unique ways of doing business, while interfacing into H-NET 's real-time transaction network.

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

     "Alpha HO " is a cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of its administrative package for home office use. It keeps track of and consolidates information from all stores, most notably the "day sheet" data on financials and inventory, providing management with a complete and accurate business picture on a daily basis. HO is a flexible package, capable of handling the administration of both small and multi-national chains.

     "Alpha LAB " is a cross-platform, Windows (Registered Trade Mark of Microsoft, INC.) compatible version of its Laboratory Management Software System and is designed to accept electronic orders coming in from the Alpha POS system. The software automatically makes the calculations required for grinding prescription lenses, keeps track of inventory, manages financials, and has job tracking features as prescriptions are processed through the laboratory. Alpha LAB is designed for either small laboratories or superstore/wholesale laboratories.

     The Internet based "H-NET Transaction Network" is a software product that allows the user to process payment claims and order goods and services with access to electronic communications networks. Other services include the acceptance of spectacle insurance and government claims; eligibility checking on a limited basis, healthcare provider claims; prescription ordering, lens ordering, frame ordering and contact lens ordering from suppliers. In addition, it has the ability to assist in the building of web-sites, provides continuing education and hosts a Virtual trade show for suppliers with the capability of displaying products in 3D.

     The next phase involves hosted business services, expanding the ability to communicate to Insurance companies, increasing the capability to electronically verify eligibility, provide e-mail promotions and expand its electronic financial capabilities. In addition to software sales, many clients prefer a single source purchase wherein H-NET supplies hardware requirements and all service support (e.g., training, telephone support and updates).
     Since the contract was signed with the supplier of the RS-2000 several events took place. As we had no experience of products of this nature, we had to learn and understand prior to being in a position to market successfully. Initially we were only given the rights to market this product in Canada and the company has failed to go through and obtain the lengthy approvals that were needed in Canada and subsequently in the U.K. The supplier also failed to come up with a demonstration machine for H-NET. They changed their policy in providing "Free Demonstration equipment" to charging $100,000 per unit and since H-NET has failed to raise sufficient funds to market a product of this nature in multiple countries we had to abandon this venture. We have also identified significant competition in Canada and in the U.K. and the supplier does not have a digital version which all the potential customers required. Due to the large number of problems encountered this project was abandoned.

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

     Currently, H-NET can communicate on a real time-basis through the Internet to Vision Services Plan, Medicaid, Medicare and various Blue Cross and Blue Shield plans and over 400 payors through a clearing house. H-NET plans to bring other payors on line as soon as practicable.

     Using the Virtual Lab service, users can electronically submit their lab orders to any lab that is registered with H-NET. These orders are verified upon submission. Users also have the ability to check the status of any submitted orders.

     The Continuing Education services has the ability of housing many web-enabled courses where users can obtain credits required to retain their licenses.

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

ANTICIPATED  DEVELOPMENTS
-------------------------

     H-NET is currently presenting products introducing the "Internet Based Vision Care Superhighway", which management believes will continue to be marketed 2003. H-NET re-designed and re-programmed its entire line of software, using what management believes to be the most technologically advanced features in the industry. The re-designed line was released early 2000.

     H-NET plans to aggressively market its application products world-wide and to seek out other opportunities in the health care industry, with the goal of expanding its business into other market niches and expanding the limits of its present niche. In the immediate future, H-NET plans to aggressively market third party processing packages and to market practice management systems.

     H-NET will continue marketing its applications software, hardware services and Internet services in traditional fashion by availing itself of opportunities to demonstrate products and their effect on a client's return on investment. This is accomplished through personal interview obtained through introductory letters, telephone calls and referrals. Sales will be under the supervision of H-NET's current management, working with our own staff and commissioned sales staff.

     H-NET's expertise in the vision care industry is expected by management to provide the credibility, experience and products, under the H-NET Internet based umbrella, to market a third party processing package and other non-vision care specific services through H-NET to general health care providers, including hospitals, clinics, homes for the aged, medical and dental practitioners. Marketing of H-NET to the general health care marketplace is expected to be through a brokerage system on straight commissioned salesmen.

     H-NET is able to offer health care providers a package offering seven distinct money and time saving advantages, transaction prices and free software. The typical existing transaction price for services starts at $0.50. Billing companies typically charge between 4% and 10% of a claims value for their services. The POS software is priced between $2,495 - $3,500, the HO software is priced between $9,995 - $150,000 and the LAB software is priced between $2,495 - $9,995. The exhibitors in the virtual trade show paid on average $995 per annum and web-site development start at a low figure of $500. All prices charged have been revised in an attempt to increase sales in the current global economic down-turn.

     H-NET is able to offer the health care providers claims processing at a minimum baseline per transaction charge of less than $0.50, in concert with a more competitive percentage charge based on value levels of claims, each of which is tracked in the network administrative software. H-NET's strategy is to attempt to earn its revenue from transaction processing pre-billed to the health care provider. H-NET intends to provide the software at no cost other than minimum telephone support expenses and annual update fees of approximately $50 - $100. The software also offers extra features, such as a payment reconciliation module and patient recall service.

     Claims processing on a real time basis is possible to a large number of insurance companies, and standard transmission of claims is being expanded to include major carriers such as Blue Cross and Blue Shield. Medical claims can currently be transmitted to most major insurance carriers. Management anticipates that insurance carriers may be added on an on-going basis as deemed necessary and the required interfaces developed.

     Through H-NET 's offering of continuing education courses to Web-Design and a supplier based Virtual Trade show, H-NET is well positioned to emerge as the central hub with its one stop multi-level Internet portal. However, to accomplish its plans in completing development of marketing H-NET over the next fiscal year, management feels that H-NET will require a minimum of $5,000,000 in debt or equity financing for the marketing of the H-NET products. Although a small amount of funds were raised, due to decline in the markets and the current economic conditions, H-NET has not yet succeeded in raising the bulk of the required funding which is seriously effecting its sales and future development.

BUSINESS  STRATEGY

     The company's principal strategy is to design, develop, market and support integrated computer software management systems for the vision care sector of healthcare and to develop revenue-generating services to be offered through its Internet portal.

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

     Continuing Research and Development. The company will continue to work closely with its customer base to meet the evolving needs of health care providers. With the majority of the development complete for the current product line, the company will only be maintaining and enhancing the product line as required. As sufficient funds have not been raised to maintain full-time staff, the company intends to take advantage of a large number of the highly qualified locally based analysts, programmers and web designers available at the present time on a contract basis, to develop new modules, create additional web services and enhance existing modules.

Continuing Analysis of the market. Upon conducting further analysis of the vision care market, H-NET deemed an Application Service Provider (ASP) solution, a software application and a Web Portal, offering a group of products and services, the best solution for filling the vision care industry's needs. Anchored by the H-NET transaction-processing network, the services have been built and tested through client release sites. The vision care market is an a depressed state at the moment and is not expected to pick up until general economic conditions improve.

     With the ability to process payments and electronically move funds, the basic building blocks for e-commerce and electronic health care are in place. The added ability to process electronic vision care claims means that H-NET is poised to connect the delivery systems in vision care through the supply chain. This means substantial recurring revenues from transaction flows. The study also focused on an on-line "dashboard" giving providers a large umbrella of products and services. The user interface is a Web browser or H-NET software and it will access an ever growing number of services built over time from the main core of the new phase one roll out. By implementing an ASP solution, the H-NET group will place itself in an advantageous position with regards to implementing technical innovations about to be released and realizing recurring revenue streams. The advent of hand held devices and the interface to the Internet fits well into the sales model of industry members. By including contact management and increased efficiencies between contacts, sales and lead tracking we have an opportunity to offer a world-class service.

Provide Solutions to Other Markets. The company is seeking to capitalize on the acceptance, adaptability and similarity of the existing software and H-NET portal services by increasing its marketing and product development efforts to develop solutions for other healthcare segments that are not saturated. Leverage Global Presence; The company believes that its international base of installations and its ability to provide customers with world wide technical support, training and consulting services constitute important factors in selling to international customers. If economic and other political uncertainties improve the company expects to market its products in Europe and the Middle East.

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

     Take Advantage of the Benefits of Doing Business in a "Paperless" Environment. Vision care providers today are seeking to operate their business in an electronic communications environment, restricting hard copy records to mandatory documentation such as a patient or shipping receipt and prescription. Doing business in a "paperless environment" delivers management unprecedented information access and finite control to profitably run the business. Integration also supports a very rapid total return on the investment, typically within 12 to 18 months. This type of environment would create many major daily financial savings and an improved patient care.

     General Marketing Strategy. The H-NET marketing strategy is to enhance, promote and support the fact that its products, connecting retail, lab and home office, deliver the most productive return on investment, and none of their competitors reportedly have achieved that level of performance.

     This strategy will be directed at exploiting the synergism between the marketing of applications software, which is the core of the Company's present business, and the benefits of real time network transaction processing through H-NET. It is a major advantage over the Company's competitors to be able to market to a corporate chain client this service.

COMPETITIVE  ADVANTAGES  COMPETITIVE  ADVANTAGES  FOR  GROWTH  AND PROFITABILITY

- Lead over competitors who cannot offer a single source comprehensive, integrated software, Internet based portal, vision care claims processing capabilities and product order processing.
- Credibility, expertise and quality products under the H-NET umbrella to market third-party processing package to vision care and other segments of the healthcare industry.
-    Strategic  partnerships.
-    Retail  arena  poses  high  barriers  to  entry  for  newcomers.


DISTRIBUTION  METHODS  OF  THE  PRODUCTS  OR  SERVICES
------------------------------------------------------

MARKET  ANALYSIS

     The vast majority of the United States population requires some form of vision correction at some point in their lifetimes. According to optical sources, in 2002, the median age for eyewear buyers was 35 years. After age 65, an estimated 96 percent of the population requires vision correction, and the population will be ageing at a considerable rate well into the next century.

     In 2002, over 90 million people in the United States bought eyewear, spending 15 billion dollars. Sales growth, even during the soft economy of previous years, was three percent. The vision-care market is a mature market where structural changes require long periods of time. Steady incremental growth has been the characteristic of the industry, and this trend is expected to continue. Although dwarfed in size by the 860 billion-dollar healthcare market in the United States, the vision care sector is large, estimated at between $15 and $16 billion dollars yearly.

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

     As a result of the foregoing, the demand for information management technology among health care facilities is growing. Health care facilities increasingly require information systems that (i) allows various departments within a facility to share information, (ii) improve operating efficiencies through greater automation, (iii) provides more complete information about actual costs of providing services, enabling facilities to manage the pricing and delivery of those services more effectively, (iv) assures adherence to government regulations and third party payor billing and reimbursement procedures, (v) improves access to clinical information, supporting better decision-making by medical personnel and (vi) measures and reports patient outcomes, allowing facilities to demonstrate cost-effectiveness and quality service to payors and potential patients.

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

MARKETING  PLANS  AND  DISTRIBUTION
-----------------------------------

     H-NET has targeted 100 of the top chains in North America, the United Kingdom, the European Community and the Middle East as qualified prospects for applications software, hardware and web based services. Management believes that the business potential for H-NET Transaction Network billable transactions is a very large and untapped market .

     H-NET introduced the first 3 services in 2001, followed by introduction of more value added services over a next year as warranted by market responses and the number of health care providers using the service. H-NET's marketing strategy is to enhance, promote and support the fact that its products, connecting retail, lab and home office, deliver the most productive return on investment, and none of its competitors reportedly have achieved that level of performance. In addition, the Company has entered into a strategic alliances with major players to offer various services connected with H-NET. This strategy will be directed at exploiting the synergism between the marketing of applications software, which is the core of the Company's present business, and the benefits of real time network.

APPLICATIONS  SOFTWARE

     H-NET products can be used by Opticians, Optometrists, Ophthalmologists and assistants across the vision care industry. The POS2, HO2 and LAB2 systems have been installed in many of the countries largest and most prominent vision care chains, such as Wal-Mart's Sam stores, Lenscrafters, Cole Vision and Pearle Vision. The Company predominantly markets its software through its own sales force.

     It is important to note that H-NET's business in this sector has traditionally been focused upon the top one hundred corporate chains in North America and the United Kingdom as well as 2,500 laboratories. The Company will continue marketing these products and services in the traditional fashion of obtaining the opportunity to demonstrate the products and return on investment to prospective clients. This is accomplished by personal contact generated by letters, telephone, referrals. The Company continued marketing H-NET's products in Great Britain and Latin America.

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

     While the Company is actively pursuing its own user base to bring them "on line", the prominent Web site developed by the company, which is linked to a large number of search engines, is one of the tools used for the marketing of the transaction network and its portal. The company also works with other prominent players in the vision care arena who assist in the marketing process. This will serve to motivate suppliers to join the network or be superseded by their competitors. It is anticipated that H-NET marketing activity will enhance the marketing of other H-NET products and increase sales.

H-NET  MARKETING  STRATEGY

- Update existing client base and encourage them to use electronic communications.
-    Encourage  other  software  suppliers  to  join  in and provide incentives.
-    Provide  "free"  H-NET software that encompasses electronic communications.
-    Perform  seminars  strategically  around  the  country  to  promote  H-NET.
-    Use  a  company  funded  marketing  force  to  promote  and  market  H-NET.
-    Use  independent  representatives.
-    Use  chains  to  market  to  their  company  owned or affiliated providers.
- Leverage the POS2 system price and trade transactions for up-front software fee.


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

     Mr. Bauer is responsible for the design and development of software systems, data modeling and project management. Employed with the company since 1995, he brings a wealth of knowledge in creating advanced applications for the complete vision care supply chain. He is instrumental in the development and implementation of systems since 1995, including large Enterprise operations. Mr. Bauer also provides marketing support.

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

STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCTS  OR  SERVICES
-----------------------------------------------------------------

H-NET  HEALTHCARE  NETWORK

     Anticipating that regulatory authorities would move towards requiring health care providers to submit health care claims electronically in order to save money and control costs, during the past four years H-NET developed software product technology allowing health care providers and related customers to communicate electronically with suppliers, to process private insurance and government third party claims and to order goods and services over a real-time network. The program is called H-NET Healthcare Network and it will allow a health care provider to select any one of the following transaction services from a single menu; eligibility checks for third party claims; payment processing for insurance and government claims; order processing frames, lens accessories, contact lenses; prescription laboratory orders; electronic product catalogues; e-mail service (promotions from suppliers); financial services and electronic banking; and, debit card transactions.

     H-NET is unaware of any competitor offering similar programming for the vision care business and anticipates that success will depend on its ability to establish the first and largest user base among health care providers. Since every health care provider sale needs a laboratory, laboratories will be targeted as a sales force to distribute H-NET software. A similar co-operative program will be offered to frame/lens and contact lens suppliers. Direct mail, trade journal advertising and a trade show promotion program will also target health care providers.

     H-NET's marketing plans for have been enhanced by the active marketing support available from its distributors who will actively get involved in marketing H-NET to their customers and to use it as an enticement to increase the growth of their own businesses. H-NET will also directly approach its own user base and bring as many as possible on line. The currently available user base is expected to cause suppliers to either join the network or be left behind by their competitors.

     H-NET products will be sold and serviced by a group of strategically located agents who will buy transaction services, typically $0.50 per transaction. Working with a spread of $0.25, they re-sell the service to the health care provider at a price up to the competitive level of $0.75 as well as a percentage rate keyed to set claim dollar-value levels. The key candidates as agents are the many local billing services. Multiple sales and service executives will be assigned the task of locating, training and supporting the network of agents. Sales development materials will principally rely upon direct mailings, trade shows, advertising in professional trade publications and seminars.

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

COMPETITIVE BUSINESS CONDITIONS AND COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

     H-NET's business has traditionally been targeted to the top 100 corporate chains in North America and the United Kingdom and to approximately 2,500 laboratories. Competition comes from two sources, in-house systems operated by large accounts and other providers of services to retail chains.

     In-house systems appear to be dwindling as a result of the maintenance costs, lack of efficiency (personnel and resources must be maintained on a full time basis, whether or not used), and an inability to keep pace both technically and in product development. As a result of such decline, Price Waterhouse recommended that LensCrafters replace its in house system with a specialized third party solution by H-NET, now encompassing over 800 sites.

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

     Competition for laboratory business centres on the ability to modernize old systems. There are four major competitors, B.R.C., DVI, Marchon and COS, which have a combined customer base of approximately 1000 clients. H-NET is not aware of any material competitors offering single source comprehensive vision care claims and product order processing service. The concept is well understood and discussed in a futuristic sense in trade journals but no other enterprise has, to management's knowledge, yet been able to assemble the software technology and resources necessary to successfully compete with H-NET.

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

     Management believes that H-NET has certain competitive advantages that will permit it to retain a leadership position in its industry niche. The retail arena poses difficult start-up challenges and a large expense because profitability is tied to success in retail sales, an area in which H-NET has a lead over competitors. H-NET was the first vendor to offer corporate chains compatible products connecting retail establishments, laboratory and home offices. Management believes that this combination delivers the most productive return on investment.

     Management is not aware of any other vendor in its niche market that has entered into strategic alliances with major companies offering single source services comparable to H-NET's that have as many software products performing at either end of the network, that have as many retail chain and independent market customers; or that operates in North America, the United Kingdom, the European Community, and Latin America.

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

RISK  FACTORS

     As a company, H-NET faces competitors, and must manage growth effectively. The Company may not succeed in addressing all challenges and risks, including unpredictability of future revenues. To be successful, H-NET plans to implement the following:

1.     Retain existing customers.
2.     Attract new customers.
3.     Meet customer demands.
4.     Fulfill all customer needs.
5.     Increase our  exposure.
6. Monitor the competition. Any increased competition may reduce our profit margins or market share.
7.     Ability to hire and retain qualified software and service personnel

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

PATENTS,  TRADEMARKS,  LICENSES,  FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR
--------------------------------------------------------------------------------
LABOR  CONTRACTS,  INCLUDING  DURATION
--------------------------------------

     None.

SERVICE  MARK  AND  COPYRIGHTS
------------------------------

     H-NET (subsidiaries of the Company) uses the service mark "H-NET" registered with the United States Patent Office (Number 185884) on October 18, 1994. The service mark has a term of six years and is renewable for an additional five-year period. All of H-NET's software is believed subject to common law but unregistered copyrights. In fiscal 2001, this service mark was renewed for a further five years.

LICENSES
--------

     H-NET grants its customers licenses to use its software program on a non-transferable but permanent basis. Licenses granted provide for a limited 90-day warranty period, after which the company has no further liability, unless the licensee has entered into a separate support agreement. There are no outstanding claims under any license or maintenance agreement. or to the best of management's knowledge, any likely claims. Copies of H-NET's material license and maintenance agreements are included, as exhibits to the report on Form 8-K filed on January 6, 1995.

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

     During the past four years, management believes that H-NET has spent approximately $600,000 on R&D and development activities, none of which has been borne directly by its customers, although all of it is expensed as incurred.


As new products are developed, the R&D expense is high and as we enter the marketing phase they become considerably lower. As the products stabilize and we get into more of a maintenance mode for a typical cycle of 5 years and it is not anticipated that further large scale R&D expenses will be made until 2005. This cycle has been repeated by the company 4 times in the past 20 years.

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

ITEM  2     PROPERTIES
-------     ----------

     The Ontario facility has been leased from Dundee Realty Limited since October of 1982 under five year leases. The annual base rental was $24,894 for the year ending in January 31 2003 and the rent for the current lease is expected to be $27,059 for fiscal 2004. The premises comprise of 3500 sq. feet. Management is of the opinion that its current facilities are adequate for its immediate needs.

EQUIPMENT

     Furniture consists of boardroom furniture, reception area furniture, six sets of executive office furniture, desks, filing cabinets, bookcases and occasional furniture for the staff. The key equipment consists of an multiple Compaq servers, IBM RISC 6000 computer; 15 Pentium computers, 2 dot matrix printers, 4 color ink-jet printers, and 6 laser printers; two photocopiers, two fax machines; communications equipment and modems; tape storage equipment; Novell, LANTASTIC, Windows NT, CITRIX networks; and phone systems.

INVESTMENT  POLICIES
--------------------

     The Company invests excess cash in securities, which are sold off when needed to fund operations.

ITEM  3  LEGAL  PROCEEDINGS
-------  ------------------

     Alphabytes Computer Corporation ("Alphabytes Canada"), a Canadian subsidiary of H-NET, is a party to litigation against Gunther Slaton, Sally
Engle and Profitable Packaging Concepts Inc. This case began in 1992 ended in April 1997 with an arbitration award against Alphabytes Canada, Anton Stephens and Peter Markus for $522,000. However, according to Canadian law any order against a Canadian company or person will need to be re-heard in a Canadian court prior to enforcement. In the opinion of the management, the ultimate disposition of this matter will have no material adverse effect on the company's financial position, results or liquidity. The Alphabytes companies are now inactive.

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
     None.

     PART  II
     --------

ITEM  5     MARKET  FOR  THE  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------     --------------------------------------------------------------------
MATTERS
-------

PRICE  RANGE  OF  COMMON  STOCK  AND  DIVIDENDS
-----------------------------------------------

     The Common Stock of the Company commenced trading in the May 1994. The following table sets forth for the periods indicated the range of high and low representative bid quotations for the Company's Common Stock, which were obtained from market makers. A 10-1 reverse split took effect in September 2001 and a 20-1 reverse split took place in November 2001. The company obtained this information from brokers who make a market in the company's securities.

Quarter Ended . . . .  ASK-High   Bid-Low
---------------------  ---------  --------
April 30, 2001. . . .  $    0.55  $   0.51
July 31, 2001 . . . .  $    0.18  $   0.15
October 31, 2001. . .  $    0.30  $   0.28
January 31,2002 . . .  $    1.40  $   1.18
April 30, 2002. . . .  $    0.75  $   0.66
July 31, 2002 . . . .  $    0.55  $   0.50
October 31, 2002. . .  $    0.58  $   0.55
January 31,2003 . . .  $    0.05  $   0.04
---------------------  ---------  --------


     The number of record holders of Common Stock of the Company as of January 31, 2003, were 380. Additional holders of the Company's Common Stock hold such stock in street name with various brokerage firms.

     The Registrant has not paid dividends from inception to date and does not currently intend to do so.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
--------     -------------------------------------------------------------------
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

          We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10QSB, Form 8-K and Annual Reports on Form 10-KSB. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption Risk Factors in Item 1 of this report. These are risks that we think could cause our actual results to differ materially from expected and or historical results.

SELECTED  FINANCIAL  DATA
-------------------------
     The following table summarizes selected historical financial information of H-NET as of January 31,2003 and Jan 31, 2002 and for the fiscal years ended January 31, 2002 and 2003.





CONDENSED BALANCE SHEET INFORMATION . . . . .      2003          2002
---------------------------------------------  ---------  ------------
Current Assets. . . . . . . . . . . . . . . .  $745,348   $   376,645
Property and Equipment. . . . . . . . . . . .    29,603        40,880
TOTAL ASSETS. . . . . . . . . . . . . . . . .   774,951       417,525
TOTAL LIABILITIES . . . . . . . . . . . . . .   324,222        38,931
Stockholders' Equity. . . . . . . . . . . . .   450,729       378,594
---------------------------------------------  ---------  ------------

CONDENSED STATEMENT OF OPERATIONS INFORMATION      2003          2002
---------------------------------------------  ---------  ------------
Revenue . . . . . . . . . . . . . . . . . . .  $129,920   $   219,973
Expenses. . . . . . . . . . . . . . . . . . .   881,216    63,757,246
Loss  before income Taxes . . . . . . . . . .   745,453    63,755,627
Net Loss. . . . . . . . . . . . . . . . . . .   745,453    63,756,227
Net Earnings (Loss) Per Share . . . . . . . .  $  (0.03)  $   (17.861)
---------------------------------------------  ---------  ------------



ABOUT  H-NET
------------
     H-NET is emerging as a global digital solutions provider for the vision care industry. With its multi-service Internet portal, web-hosting services, business applications services and Internet-based transaction processing services, H-NET provides services and products to hospitals, clinics, retail opticians, chains, home offices, optometrists and optical labs. Other offerings provide supply chain automation and hosted services, information on new technologies, available products and industry news and advertising opportunities.

RESULTS  OF  OPERATIONS
-----------------------
     H-NET.COM INC. (Canada), called H-NET Group work in conjunction with each other in producing, marketing, installing supporting and maintaining the H-NET portal/services, e-commerce activity and. The financial information regarding the parent company and its subsidiaries are presented on a consolidated basis.


INCOME
     Revenues were $129,920 for the fiscal year ended Jan 31, 2003 where 70% of the revenue came from maintenance and 30% came from software sales, generating a loss before income tax of $745,453 as compared to revenues of $219,973 for the fiscal year ended Jan 31, 2002 which generated a loss before income taxes of $63,755,627. This revenue decline is primarily attributed to the continuing severe slump in the vision care industry, resulting in a marked slow down in expenditure by most current and potential clients. The general recessionary environment has also contributed to a major customer delay in converting to the new electronic product line. Due to the continuing need for spectacles and other forms of correction for poor vision, combined with the aging population growth, this downward trend is not expected to continue much longer and, when the retail sales environment improves, clients will once again be looking at technology as a solution to their digital practice management requirements.

EXPENSES
     The expenses of $881,216 decreased for the year ended Jan 31, 2003 as compared to expenses of $63,757,246 for the year ending on Jan 31, 2002. Across the board expenses were lowered in promoting and or expanding global contracts until the general recession is over and general economic conditions improve. Barring anything unforseen, some gains are expected in 2003.

     Overall, the major costs were wages and commissions, office and general, rents and losses on available for sale securities, which is significant due to the market decline. Through careful cost tracking, the company was able to significantly reduce the expenses compared with the previous years. Following years of large-scale investment, in the H-NET transaction network, the H-NET website portal, technology and sales and marketing activities, the company has now begun to consolidate these efforts and is set to cross market these solutions as soon as the economy shows signs of recovery shown.

     The company's disciplined approach to controlling expenses coupled with a significant effort by key personnel has been beneficial in assisting to maintain a revenue flow while promoting H-NET services on a global basis and promoting the new H-NET services and products. All the job functions for all personnel remain unchanged. The company continues to be encouraged by the enthusiasm demonstrated by its customers and potential customers for its various website services.

     The company continued enhancement of the H-NET portal with additional services and products. It is anticipated that further strategic partnerships established with providers, payors, suppliers and laboratories will substantially strengthen H-NET's relationships with key players and trading partners as well as broaden H-NET's offerings and assist in aggregating a critical mass of users on a global basis. All H-NET products continued to be marketed through 2002, where the impact is expected to provide gains when the current recession subsides.

NET  EARNINGS  /  LOSSES

     Net earnings (losses) for the year ended Jan 31, 2003 were $(745,453) in comparison with $(63,756,227) for the year ended Jan 31, 2002. The earnings (losses) per share was $(0.03) in comparison with $(17.86) in the previous year. We also embarked on various cost cutting measures in order to attempt reach a more stable financial environment and achieve the goal of showing positive earnings. These cost cutting measures are expected to continue until positive earnings can be shown. In comparison with the previous year, the expected consolidation of revenue and the subsequent ramp up accompanied by improvements in the bottom line are now underway

     Despite making investments into expanding the company, its products and awareness on a global basis, the company remains debt free. The cash position of the company increased to $653,593 from the $64,910 in the previous fiscal year and continues to maintain a reasonable cash reserve. Retained earnings declined to ($64,329,133) from $(63,583,680) on a comparative basis. Total assets changed from $417,525 to $774,951.

          The Company has suffered recurring losses in the past 3 years. The Company will substantially rely on the revenues from systems maintenance and software sales. The Company projects that current and projected revenues and capital reserves will sustain it for at least 12 months along with the cash raised on the equity placement in 2002.
If the projected revenues of these sources fall short of needed capital, because of a decrease in demand for the company's services and products as well as other factors, the Company may not be able to sustain its capital needs for more than eighteen months. The Company will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.

IMPACT  OF  INFLATION

     The company believes that inflation has had negligible effect on operations over the past two years. The company believes that it can offset inflationary increases by increasing sales and improving operating efficiencies.

YEARS  ENDED  JANUARY  31,  2002  AND  JANUARY  31,  2003

          Cash flows used in operations were a negative $751,296 for the year ended January 31, 2003, and a negative $63,537,273 for the year ended January 31, 2002. Negative cash flows from operating activities for the year ended January 31, 2003 are primarily attributable to losses from operations and in 2002 by the common stock issued for services and management bonuses.

          Cash flows from investing activities was zero for the year ended January 31, 2003 and a negative $234,539 for the same period in 2002.

          Cash flows provided by financing activities were $828,362 for the year ended January 31, 2003 and $43,682 for the year ended January 31, 2002. The negative cash flow in 2002 pertained primarily to a loss of available-for-sale securities. The positive cash flows in 2003 were primarily due to the equity placement of common stock sold during 2003.

     The  company  remains  debt  free.

LIQUIDITY

          On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues and additional infusions of capital. Management believes that H-NET ("the Company") has the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set. However, to fully maximize the potential presented by the key events presented below, management believes that approximately $5,000,000 will need to be raised. While a small amount of funds was raised during 2002, we fell far short. If necessary, the Company plans to raise this capital through an additional follow-on stock offering. Once these funds are raised, they will be primarily used to complete development of the later phases of H-NET, increase the marketing effort in North America, Europe and the middle East, assist in production of marketing material, as well seeking entry to NASDAQ small caps. If the general economic situation and the market conditions improve, our marketing effort will be increased by hiring a sales staff of six salesmen, and increasing the number of national/regional trade shows and conferences attended. It is anticipated that the funds will be raised through a private placement or through off-shore financing. If the Company is unable to raise additional capital, the growth potential will be adversely affected. Additionally, the Company will have to significantly modify its plans.

CURRENT  PLANS

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

ITEM  7  FINANCIAL  STATEMENTS
-------  ---------------------


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors:
H-Net.Net, Inc.

We have audited the consolidated balance sheet of H-Net.Net, Inc. and its wholly owned subsidiaries as of January 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended January 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of H-Net.Net, Inc. and its wholly owned subsidiaries as of January 31, 2003, and the consolidated results of its operations and its cash flows for the years ended January 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.



Bongiovanni & Associates, P.A.
Cornelius, North Carolina

April 9, 2003




                 H-NET.NET, INC. & ITS WHOLLY OWNED SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                              AS OF JANUARY 31, 2003
                 ================================================

                             ASSETS
                             ------
CURRENT ASSETS:
------------------------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $    653,593
Available-for-sale securities. . . . . . . . . . . . . . . . . . .        15,271
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .        12,643
Income taxes recoverable . . . . . . . . . . . . . . . . . . . . .        56,628
Prepaid expenses and other assets. . . . . . . . . . . . . . . . .         7,213
                                                                    -------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . .       745,348
                                                                    -------------

FIXED ASSETS
------------------------------------------------------------------
Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . .        17,116
Vehicles . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,931
Computer hardware. . . . . . . . . . . . . . . . . . . . . . . . .        58,453
Computer software. . . . . . . . . . . . . . . . . . . . . . . . .         1,367
Accumulated depreciation . . . . . . . . . . . . . . . . . . . . .       (49,264)
                                                                    -------------
NET FIXED ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .        29,603
                                                                    -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    774,951
                                                                    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------

CURRENT LIABILITIES
------------------------------------------------------------------
Accounts payable and accrued expenses. . . . . . . . . . . . . . .  $     32,944
Compensation payable to officers . . . . . . . . . . . . . . . . .       286,707
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .         4,571
                                                                    -------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . .       324,222
                                                                    -------------
STOCKHOLDERS' EQUITY
------------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
30,090,955 shares issued and outstanding at January 31, 2003). . .        30,091
Preferred stock ($.001 par value; 5,000,000 shares authorized, no
shares issued and outstanding at January 31, 2003) . . . . . . . .             -
Accumulated other comprehensive loss . . . . . . . . . . . . . . .      (159,986)
Additional paid in capital . . . . . . . . . . . . . . . . . . . .    64,909,757
Retained deficit . . . . . . . . . . . . . . . . . . . . . . . . .   (64,329,133)
                                                                    -------------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . .       450,729
                                                                    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . .  $    774,951
                                                                    =============




The accompanying notes are an integral part of these consolidated financial statements




                   H-NET.NET, INC. & WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
                  =============================================

                                                    For the Year Ended Jan. 31,
                                                           2003           2002
REVENUES:                                           ---------------------------
--------------------------------------------------
Sales. . . . . . . . . . . . . . . . . . . . . . .  $   129,920   $    219,973
                                                    ------------  -------------
EXPENSES:
--------------------------------------------------
Management supplement. . . . . . . . . . . . . . .            -     58,590,000
Public relations . . . . . . . . . . . . . . . . .            -      4,455,000
Wages, management and consulting fees. . . . . . .      624,745        340,146
Office, general and administrative . . . . . . . .       37,759        122,893
Professional fees. . . . . . . . . . . . . . . . .       92,217        108,919
Travel and promotion . . . . . . . . . . . . . . .       14,396         67,062
Rent expense . . . . . . . . . . . . . . . . . . .       48,321         56,484
Bad debt expense . . . . . . . . . . . . . . . . .       52,501              -
Depreciation and amortization. . . . . . . . . . .       11,277         16,742
                                                    ------------  -------------
Total Expenses . . . . . . . . . . . . . . . . . .      881,216     63,757,246
                                                    ------------  -------------

Loss from operations . . . . . . . . . . . . . . .  $  (751,296)  $(63,537,273)
                                                    ------------  -------------
OTHER INCOME (EXPENSE):
--------------------------------------------------
Loss on disposal of available-for-sale securities.            -       (234,539)
Investment income. . . . . . . . . . . . . . . . .        5,843         16,185
                                                    ------------  -------------
Total other expense. . . . . . . . . . . . . . . .        5,843       (218,354)
                                                    ------------  -------------

Loss before income taxes . . . . . . . . . . . . .     (745,453)   (63,755,627)

Provision for income taxes . . . . . . . . . . . .            -           (600)
                                                    ------------  -------------
NET LOSS . . . . . . . . . . . . . . . . . . . . .  $  (745,453)  $(63,756,227)
                                                    ============  =============
Basic and fully diluted net loss per common share:  $     (0.03)  $     (17.86)
                                                    ============  =============
Weighted average common shares outstanding . . . .   27,564,753      3,569,665
                                                    ============  =============






    The accompanying notes are an integral part of these consolidated financial statements








                                        H-NET.NET, INC. & WHOLLY OWNED SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
                                      ===============================================

                                                                                                                  Additional
                                                   Common Stock            Options           Treasury Stock       Paid-in
                                                Shares     Amount     Shares     Amount     Shares     Amount     Capital
                                                -----------------------------------------------------------------------------
Balances, January 31, 2001. . . . . . . . . . . .       78,305   $     78    1,067   $ 2,568    152   $(885)  $ 1,007,269

Net loss for the year . . . . . . . . . . . . . .            -          -        -         -      -       -             -

Foreign exchange adjustment . . . . . . . . . . .

Unrealized gain on available for sale securities.

Sale of stock on open market. . . . . . . . . . .      106,000        106        -         -   (100)    761        57,816

Common shares issued as compensation for services   23,503,533     23,503        -         -    (52)    124    63,533,829

Expiration of employee share options. . . . . . .            -          -   (1,067)   (2,568)     -       -      (511,115)
                                                -----------------------------------------------------------------------------
Balances, January 31, 2002. . . . . . . . . . . .   23,687,838   $ 23,687        -   $     -      -   $   -   $64,087,799

Net loss for the year . . . . . . . . . . . . . .            -          -        -         -      -       -             -

Foreign exchange adjustment . . . . . . . . . . .

Unrealized loss on available for sale securities.

Sale of stock on open market. . . . . . . . . . .    6,403,117      6,404        -         -      -       -       821,958
                                                -----------------------------------------------------------------------------
Balances, January 31, 2003. . . . . . . . . . . .   30,090,955   $ 30,091        -   $     -      -   $   -   $64,909,757
                                                =============================================================================


                                                                                 Accumulated
                                                                                 Other
                                                   Retained       Comprehensive  Comprehensive
                                                   Earnings       Income         Income
                                                   (Deficit)      (Loss)         (Loss)
                                                  --------------------------------------------
Balances, January 31, 2001. . . . . . . . . . . .  $    172,547   $          -   $(350,368)

Net loss for the year . . . . . . . . . . . . . .   (63,756,227)   (63,756,227)          -

Foreign exchange adjustment                                             17,946      17,946

Unrealized gain on available for sale securities                       183,210     183,210
                                                                   -----------
                                                                   (63,555,071)
                                                                   ===========
Sale of stock on open market. . . . . . . . . . .             -              -           -

Common shares issued as compensation for services             -              -           -

Expiration of employee share options. . . . . . .             -              -           -
                                                  --------------------------------------------
Balances, January 31, 2002. . . . . . . . . . . .  $(63,583,680)                  $(149,212)

Net loss for the year . . . . . . . . . . . . . .      (745,453)      (745,453)          -

Foreign exchange adjustment                                             (8,125)      (8,125)

Unrealized loss on available for sale securities                        (2,649)      (2,649)
                                                                    -----------
                                                                      (756,227)
                                                                    ===========
Sale of stock on open market. . . . . . . . . . .             -              -           -
                                                  --------------------------------------------
Balances, January 31, 2003. . . . . . . . . . . .  $(64,329,133)                  $(159,986)
                                                  ============================================








The accompanying notes are an integral part of these consolidated financial statements



                               H-NET.NET, INC. & WHOLLY OWNED SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
                              =============================================



                                                                                    2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:                                         --------------------------
-----------------------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(745,453)  $(63,756,227)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .     11,277         16,742
Bad debt write offs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     52,501              -
Accrued compensation to officers. . . . . . . . . . . . . . . . . . . . . . .    345,000              -
Issuance of common shares for services. . . . . . . . . . . . . . . . . . . .          -     63,043,910
    Loss on available-for-sale securities . . . . . . . . . . . . . . . . . .          -        234,539
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     90,389         58,685
Income taxes recoverable. . . . . . . . . . . . . . . . . . . . . . . . . . .     73,161          9,091
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . .      1,280         30,024
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . .      3,569        (32,886)
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,985)         9,556
                                                                               ----------  -------------
NET CASH (USED IN) OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . .   (173,261)      (386,566)
                                                                               ----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------------------------------------
Proceeds from sales of available-for-sale securities. . . . . . . . . . . . .          -        292,834
Expenditures for fixed assets . . . . . . . . . . . . . . . . . . . . . . . .          -           (624)
                                                                               ----------  -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . .          -        292,210
                                                                               ----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------------------------------
Issue of common shares. . . . . . . . . . . . . . . . . . . . . . . . . . . .    828,362         43,682
Payments on compensation payable to officers. . . . . . . . . . . . . . . . .    (58,293)             -
Sale of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .          -         14,864
                                                                               ----------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . .    770,069         58,546
                                                                               ----------  -------------

Foreign Exchange Adjustment . . . . . . . . . . . . . . . . . . . . . . . . .     (8,125)        17,946
                                                                               ----------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . .    588,683        (17,864)
                                                                               ----------  -------------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . .     64,910         82,774

END OF THE YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 653,593   $     64,910
                                                                               =========== =============












The accompanying notes are an integral part of these consolidated financial statements




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

Fixed  Assets
-------------
Fixed assets are stated at cost. Depreciation and amortization is being provided by the declining balance method over the estimated useful lives of the assets as follows:

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

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
            -----------------------------------------------------------

Comprehensive  Income
---------------------
Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. The accumulated other comprehensive loss at January 31, 2003 and 2002 is as follows:

                                                 January 31,
                                               -------------
                                                  2002        2003
                                          -------------  ----------
Unrealized loss on
securities . . . . . . . . . . . . . . .  $     (6,799)  $  (9,448)
Foreign currency translation adjustments      (142,413)   (150,538)
                                          -------------  ----------
Total accumulated other
comprehensive loss . . . . . . . . . . .  $   (149,212)  $(159,986)
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

Revenue  Recognition
--------------------
Revenue from product sales is recognized when products are shipped to customers. Revenue from support and maintenance contracts is recognized over the term of the contract. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
            -----------------------------------------------------------

Uninsured Deposits - At various times during the years, the Company maintained a
------------------
bank  account  balance  that  exceeded  federally  insured  limits.

Financial  Instruments
----------------------
The Company's financial instruments are cash, investments, accounts receivable and accounts payable. The recorded values of cash, investments, accounts receivable and accounts payable approximate their fair values based on their short-term nature.

Fair values of investments are based on quoted market prices as of January 31, 2003 and 2002.

Recent  Accounting  Pronouncements  -  In  July  2001,  the Financial Accounting
----------------------------------
Standards Board issued Statement of Financial Accounting Standards (SFAS) No.143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 generally establishes a standard framework which to measure impairment of long-lived assets and expands the Accounting Principles Board ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to include a component of the entity (rather than a segment of the business). SFAF No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its financial condition and cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" effective for exit or disposal activities initiated after December 31, 2002. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3. SFAS No. 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The implementation of the pronouncement does not have material effect on its financial condition and cash flows.










NOTE 2     AVAILABLE FOR SALE SECURITIES
           -----------------------------

          Available  for sale securities consist of the following at January 31:


                          2002                              2003
             -------------------------------   ---------------------------
             Gross      Unrealiz                Gross      Unrealized
             Amortized  ed gains    Fair        Amortized  gains     Fair
             cost.      (losses)    value       cost       (losses)  value
-----------  ----------  --------  ----------  ---------  --------     -----
Corporate
 bonds. . .  $   23,519  $(5,746)  $   17,773  $  23,519  $(8,350)  $15,169
Common
stock . . .       1,200   (1,053)         147      1,200   (1,098)      102
             ----------  --------  ----------  ---------  --------  -------
  TOTAL . .  $   24,719  $(6,799)  $   17,920  $  24,719  $(9,448)  $15,271
             ==========  ========  ==========  =========  ========  =======



During the years ended January 31, 2003 and 2002, available for sale securities were sold for total proceeds of $ -0- and $292,834, respectively. Realized gains and (losses) were $ -0- and $(234,539) in 2003 and 2002, respectively. The change in net unrealized holding loss on available-for-sale securities of $2,649 and $183,210 in 2003 and 2002, respectively, have been charged to accumulated other comprehensive income. Corresponding valuation allowances has offset deferred taxes on the unrealized losses.

NOTE  3     INCOME  TAXES
            -------------
At January 31, 2003 the Company had net operating loss carryforwards of approximately $64,000,000, subject to temporary differences on stock issuances for services rendered that are available to offset future taxable income through the year 2023, and capital loss carryforwards of approximately $479,000 that are available to offset future capital gains that expire at various years through 2007.

The significant components of the Company's deferred income taxes are as follows:

Deferred tax assets (liabilities):



                                                     2002           2003
                                             -------------  -------------

Net operating losses carried forward. . . .  $ 21,760,000   $ 21,760,000
Capital losses carried forward. . . . . . .       163,000        163,000
Book and tax base differences on assets . .             -              -
Valuation allowance for future income taxes   (21,923,000)   (21,923,000)
                                             -------------  -------------
Net deferred income taxes . . . . . . . . .  $          -   $          -
                                             =============  =============



NOTE  4     CAPITAL  STOCK
            --------------
The Company is authorized to issue 100,000,000 common shares at $0.001 par value per share and 5,000,000 preferred shares at $0.001 par value per share. Rights and privileges of preferred shares will be determined at the time of issuance. No preferred shares were issued to date.

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

During the years ended January 31, 2003 and 2002 the Company issued 6,403,11 and 106,000 common shares for cash receipts of $828,362 and $43,682, respectively.

NOTE  4     CAPITAL  STOCK  (CONT.)
            -----------------------
The Company granted 4,640 options to officers and employees to purchase shares of common stock generally at $0.01 per share. The options were for five years and expired at various dates through October 31, 2001. At the time of grant, operations were charged and stockholders' equity was credited for the excess of the market value of the underlying shares over the exercise price of options. Upon expiration of the options during the year ended January 31, 2002 additional paid in capital was credited. At January 31, 2003 there are no outstanding options.

All  of  the  aforementioned  splits  have  been  retroactively restated herein.

NOTE  5     LEASES
            ------
The Company leases its facilities under an agreement that expires in December 2007. The Company also leases a vehicle at approximately $500 per month. The auto lease agreement expires in March 2004. Minimum rentals under these leases are as follows:





2004 . .  $33,059
2005 . .   28,559
2006 . .   29,223
2007 . .   29,223
          -------
          120,064
          =======




Rent expense was $48,321 and $56,484 in fiscal years ending January 31,2003 and 2002, respectively.

NOTE 6     LOSS PER SHARE
           --------------
Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Basic and diluted loss per share was the same for the fiscal years of 2003 and 2002.

The Company had a 1 for 10 reverse stock split in September 2001 and a 1 for 20 reverse stock split in November 2001. All per share amounts have been adjusted to reflect these splits.

NOTE  7     COMMITMENTS  AND  CONTINGENCIES
            -------------------------------
Alphabytes Computer Corporation ("Alphabytes Canada"), a Canadian subsidiary of H-Net.Net, Inc., is a party to a litigation against Guther Slaton, Sally Engle and Profitable Packaging Concepts Inc. This case, which started in 1992 ended in April 1997 with an arbitration award against Alphabytes Canada for approximately $522,000. However, according to Canadian law any order against a Canadian company will need to be re-heard in a Canadian court prior to enforcement. In the opinion of management, the ultimate disposition of this matter will have no material adverse effect on the Company's consolidated financial position or results of operations and accordingly has not been recorded.

There are no material funding commitments or other contingencies arising as a consequence of the numerous partnerships and strategic alliances entered into.

Whilst a co-operative program for laboratories and frames and lens suppliers was intended, this plan failed to be accepted and no contracts have been signed or revenue received.







NOTE  8     RELATED  PARTY  TRANSACTIONS
            ----------------------------
The Company paid $103,896 and $115,400 in fiscal years ending January 31 2003 and 2002, respectively, for management and financial services of the President and Secretary/Chief Financial Officer that are provided by a related company of theirs.

Effective August 1, 2002, the Company is entered into two employment agreements through July 31, 2005. Pursuant to the agreements, two of the Company's officers, one of whom is a majority shareholder, shall receive total combined annual salaries of $375,000 payable in equal monthly payments of $31,250 and a combined 1,000,000 common shares per annum as a bonus, payable annually. In the event of employment termination, the Company would be committed to pay a lump sum severance cash payment to the respective individuals equal to a full twelve months salary among other insurance benefits as disclosed in the Company's Form 8-K dated November 18, 2002. The accompanying financial statements include the effects of the expense and the related unpaid portion thereof at January 31, 2003.

NOTE  9     SEGMENT  REPORTING
            ------------------

Revenues for the years ended January 31, 2003 and 2002 were earned in the following geographic regions:

                      2003      2002
                  --------  --------
 U.S.A.. . . . .  $116,324  $119,315
 U.K. and Europe  $    -0-  $ 68,640
 Latin America .  $ 10,332  $ 28,645
 Canada. . . . .  $  3,264  $  3,373
                  ========  ========



NOTE  10     STOCK  DIVIDEND
             ---------------

In December of 2001, the Company announced that it would give its shareholders a dividend of one share of CyberCosmetics, Inc. common stock for each 100 shares of Company stock held. This was based on the negotiations the Company had to use the optical marketing services of The Internet Eye Doctor, which in turn was planning a reverse merger with CyberCosmetics, Inc., a publicly reporting company without a quote on the OTC Bulletin Board. In March of 2002, The Internet Eye Doctor merged with Career Worth, Inc., a publicly reporting company whose stock was quoted on the OTC Bulletin Board. Due to this change and improvement in Internet Eye Doctor's merger candidate, the Company canceled its agreement for CyberCosmetics shares on the 25th of March and obtained Career Worth shares for the dividend instead, because they were more closely related to The Internet Eye Doctor. The Company gave its shareholders a dividend of Career Worth shares in the same proportion as the originally proposed CyberCosmetics shares: one share of Career Worth, Inc. for each 100 shares of the Company's common stock held. This dividend was completed on or about April 31, 2002 for each shareholder of record.






ITEM  8     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
-------     --------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

     None.

                              PART  III

ITEM  9       DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
-------       ---------------------------------------------------------

     The following sets forth the names and ages of all the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.

                                             FIRST ELECTED
NAME . . . . . . . . . . . .  AGE            OR APPOINTED/TERM  POSITION
----------------------------  -------------  -----------------  ----------------
Anton Stephens . . . . . . .       51             *             Chairman and CEO
Chris Stephens (wife of CEO)       50           Aug 20/2001     Director
----------------------------  -------------  -----------------  ----------------




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

COMPENSATION  OF  DIRECTORS  &  STANDARD  ARRANGEMENTS
------------------------------------------------------

     All members of the Company's board of directors are paid a per diem fee of $300 for attendance at meetings of the board of directors and committees thereof. In addition, if required, they are reimbursed for travel expenses and lodging is arranged for them, at the Company's expense. At such time as adequate funds are available, all director (and officers) of the Company will be covered by liability insurance. Outside directors (those who are not officers or employees of the Company) will generally be issued 2500 shares of the Company's common stock as an inducement.

     However, the stock is subject to total forfeiture in the event that the director does not serve in such role for a least 365 days. Directors are reimbursed for all out of pocket expenses incurred in the performance of their roles, subject to provision of receipts in form and substance adequate to satisfy Internal Revenue Service audit requirements.

BIOGRAPHIES  OF  DIRECTORS,  OFFICERS  AND  DIRECTOR  NOMINEES
--------------------------------------------------------------

ANTON  STEPHENS

     Mr. Stephens, age 51, has been President of H-NET.COM, Inc, a corporation organized under the laws of the Canadian Province of Ontario, since 1983, and has been the President of H-Net.Com, Inc, a New York Corporation, since its organization in 1988. The consolidated Alphabytes companies were accepted as business partners by IBM, Unisys and NCR, and are believed by management to be the world's largest supplier of POS related applications to the vision care industry. Both companies developed, marketed, and serviced software for the health care industry, with a high degree of specialization and expertise in the vision care industry. Mr. Stephens is responsible for the overall management of both entities, and along with the management team, all key decisions with respect to strategic planning, product development, marketing, and finances. Mr. Stephens is responsible for the overall strategic planning and Mrs. Stephens is responsible for the day-to-day operations. Mr. Stephens graduated from Brunel University (United Kingdom) in 1974 with a Bachelor of Science degree in computer sciences. Prior to 1984, Mr. Stephens was employed as a systems analyst at the Kent County Council (United Kingdom) and at Molins Manufacturing; he served as a computer industry consultant in Canada, where his clients included the Ontario Provincial Government (part of the design and implementation team which developed the Ontario health care system), General Motors (developed leasing and sales systems) and CBS (development of royalty payment system). He thereafter served as the director of data processing for Morguard Property Investments (Canada's second largest property management company).

CHRIS  STEPHENS

     Chris Stephens is an accountant and has worked with Barclays Bank in England and with the Bank Of Montreal in Canada prior to her current position within H-NET

     Based on information furnished to Registrant, no officer, director 10% shareholder failed to file on a timely basis on Forms 3, 4 or 5 during the most recent two fiscal years.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past 5 years.


ITEM  10       EXECUTIVE  COMPENSATION.
--------       ------------------------



GENERAL - SUMMARY, COMPENSATION TABLE
-------------------------------------
                                       ANNUAL COMPENSATION  AWARDS  PAYOUTS
                                       -------------------  ------  --------
                                                             OTHER            REST-
                                                             ANNUAL           RICTED
                                                             COMPEN-          STOCK   AW-
NAME. . . . . . . . . . . . . . . . .                        SATION           ARDS    SUOP  SARS  LTIP   OT
Position. . . . . . . . . . . . . . .  Year         Salary     ($)    Bonus    ($)   ($)   ($)   (#)     ($)
-------------------------------------  -----------  ------  --------  -----  -----  ----  ----  ----  ------
Anton Stephens* . . . . . . . . . . .         2003     ***        **    ***    ***   ***   ***   ***   ***
Christine Stephens+ . . . . . . . . .         2003     ***        **    ***    ***   ***   ***   ***   ***
Anton Stephens* . . . . . . . . . . .         2002     ***        **    ***    59,590,000  ***   ***   ***
Christine Stephens+ . . . . . . . . .         2002     ***        **    ***    ***   ***   ***   ***   ***
-------------------------------------  -----------  ------  --------  -----  -----  ----  ----  ----  ------


LEGEND:     SOUP  is  Securities  Underlying Options/Payouts; Other is all other
Compensation

*     Chief Executive Officer, President and Chairman of the Board of Directors.
+     Secretary
** H-NET paid an annual management fee of $115,400 in 2003, $169,000 in 2002 and $204,000 in 2001 to Alphabytes Management, INC., a corporation organized under the laws of the Canadian Province of Ontario and wholly owned by the Stephens Family.
      Mr. Stephens is provided with use of a vehicle on which the H-NET Spent $4,000.
***   None.  The  options  granted  in  2001  have  now  expired.

LONG-TERM  INCENTIVE  PLAN  ("LTIP")
------------------------------------

     Neither the Company nor any subsidiary thereof has any long-term incentive plans. However, the Company's Board of Directors has authorized the reservation of 500,000 shares of its common stock for use in compensating professional advisors, consultants and employees.

ITEM  11.       SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
---------       ---------------------------------------------------------------

PARENTS  OF  THE  COMPANY

     The following table discloses all persons who are parent of the Company (as such term is defined in Securities and Exchange Commission Regulation C), showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.



                                         % OF VOTING   OTHER BASIS
                    BASIS FOR.           SECURITIES    FOR
NAME . . . . . . .  CONTROL              OWNED         CONTROL
------------------  -------------------  -----         -------
Pinewood Resources  Stock Ownership 70%      *         None
------------------  -------------------  -----         -------




*  Majority  owned  by  the  Stephens  Family

TRANSACTION  WITH  PROMOTERS,  IF  ORGANIZED  WITHIN  THE  PAST  FIVE  YEARS

     Neither the Company nor its subsidiaries were organized within the past five years.

PRINCIPAL  STOCKHOLDERS

     The following sets forth the security ownership of Management of the Company and any holders of the Company's common stock known to own 5% or more of the Company's issued and outstanding common stock, as of January 31, 2003. As of the date of this Current Report, the following persons (including any "group" are, based on information available to the Company, beneficial owners of more than five percent of the Company's common stock (its only class of voting securities):



NAME AND . . . . . . . . . . .  AMOUNT AND
TITLE. . . . . . . . . . . . .  ADDRESS OF          NATURE OF   PERCENT
OF . . . . . . . . . . . . . .  BENEFICIAL          BENEFICIAL  OF
CLASS. . . . . . . . . . . . .  OWNER               OWNER       CLASS
------------------------------  ------------------  ----------  --------
Common . . . . . . . . . . . .  Pinewood Resources  Record &         70%
Stock. . . . . . . . . . . . .  2 Raffles Link,     Beneficial
                                Marina Bayfront, Singapore    21,000,000
------------------------------  ------------------  ----------  --------




A  stockholder  of  Pinewood  Resources  is  the  Stephens  family.

SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERSHIP  AND  MANAGEMENT
---------------------------------------------------------------

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




                                      NAME AND                   AMOUNT AND
TITLE. . . . . . . . . . . . . . . .  ADDRESS OF                 NATURE OF   PERCENT
OF . . . . . . . . . . . . . . . . .  BENEFICIAL                 BENEFICIAL  OF
CLASS. . . . . . . . . . . . . . . .  OWNER                      OWNER       CLASS
------------------------------------  -------------------------  ----------  --------
Common . . . . . . . . . . . . . . .  The Stephens Family        Beneficial       88%
Stock. . . . . . . . . . . . . . . .  202-7100  Woodbine Avenue            21,000,000
                                      Markham, Ontario, Canada L3R 5J2



Owned of record by Pinewood Resources.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------

     Neither the Company nor any of its subsidiaries have any other arrangements to compensate its directors, other than the management agreement pursuant to which the H-NET paid an annual management fee of $ 103, 896 in 2003, $115,400 in 2002 and $169,000 in 2001.(Total compensation taken by Anton Stephens and Chris Stephens for full time employment), to Alphabytes Management INC., a corporation organized under the laws of the Canadian Province of Ontario. Alphabytes Management, INC., one of the Company's principal stockholders, is owned by the Stephens family.



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



                               RELATIONSHIP       NATURE OF INTEREST  AMOUNT OF
NAME. . . . . . . . . . . . .  TO COMPANY         IN THE COMPANY      INTEREST        YEAR
-----------------------------  -----------------  ------------------  --------------  ----
Anton Stephens. . . . . . . .  Officer, Director                   +  $4,000          2002
& Principal Stockholder
-----------------------------  -----------------  ------------------  --------------  ----


+             Mr. Stephens is provided with use of a vehicle for which H-NET pays.


                                     PART IV
                                     -------

ITEM 13  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------  -----------------------------------------------------------------
          (a)     The following documents are filed as a part of this Report:
          (1) Financial Statement. The following Financial Statements are filed as part of this Report:

     Report of Independent Public Accountants
     Balance Sheets, Jan 31, 2003
     Statements of Operations, Year Ended Jan 31, 2003 and Year Ended January 31, 2002.
     Statement of Stockholders' equity
     Statement of Cash Flows, Year Ended January 31, 2003 and Year Ended January 31, 2002.
     Notes to Financial Statements

     (2)     Exhibits.  The following exhibits are filed as part of this Report:
             ---------
     Exhibit No.   Item
     -----------   ----
     2.0  + Current Report on Form 8-K
     2.1  ++ First Amendment to Report on Form 8-K
     2.2  +++ Second Amendment to Report on Form 8-K
     3.1  *Articles of Incorporation of Registrant dated
           May 16, 1986
     4.0  + Resolution of the Shareholders of H-NET
     3.2  **Bylaws of Registrant.
     4.1  *Warrant Agreement
     4.2  *Underwriters Warrant
     23    Consent of auditors
     99    Certifications of Chief Executive Officer and Chief Financial
           Officer
Notes:
*     Underwriter's Warrant Notes:
+     Filed on January 6, 1995, and Incorporated by reference
++    Filed on January 16, 1995, and Incorporated by reference.
+++   Filed on February 16, 1995, and Incorporated by reference.
*     Previously filed as an exhibit to the Company's Form S-18
      Registration Statement, No.33-20733-D, made effective August 3, 1988.
      The underwriter's warrants are no longer valid.
** Filed on May 15, 1995, in the Report on Form 10K at page 38 and incorporated by reference


ITEM 14  CONTROLS AND PROCEDURES
-------

     (a) On January 31, 2002 and on January 31, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

     (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

ITEM  15.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICE.
----------------------------------------------------

     The firm of Bongiovanni and Associates, PA, CPA's serve as the Company's independent public accountants during the fiscal years ended January 31, 2002 and January 31, 2003.


     Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

AUDIT  FEES.

     We agreed to pay Bongiovanni & Associates a total of $23,650 and $23,400 for professional services rendered for the audit of the Company's financial statements for the fiscals year ended January 31, 2003 and 2002, respectively, and for their review of the financial statements included in the Company's quarterly reports on Form 10-QSB for all three quarters of the aforementioned fiscal year ends.

AUDIT-RELATED  FEES.
     None

TAX  FEES

     We paid Bongiovanni a total of $4,730 and $0.00, for tax advisory services performed for us during the fiscal year ended January 31, 2003 and 2002, respectively.

 ALL  OTHER  FEES

None


DOCUMENTS  INCORPORATED  BY  REFERENCE:
---------------------------------------

Current  Report  on  Form  8-K,  filed  on  January  6,  1995.
First  Amendment  to  Report  on  Form  8-K  filed  on  January  16,  1995.
Second  Amendment  to  Report  on  Form-8K,  filed  on  February  16,  1995.
Articles  of  Incorporation  of  Registrant  dated  May  16,  1996
Bylaws  of  Registrant,  Warrant  Agreement,  and  Underwriter's
Warrant, previously filed as an exhibit to the Company's Form S-18 Registration Statement, No. 33-20733-D, made effective August 3, 1988. The underwriter's warrants are no longer valid.
Report  on  the  2-1  stock  split  effective  in  April,  2000
Report  on  the  10-1  stock  split  effective  September  10,  2001
Report  on  the  20-1  stock  split  effective  November  26,  2001
Form  8K  on  Employee  Agreements  filed  in  November  2002.









                           --Signature Page Follows--






                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


H-NET.NET
---------
(Registrant)


/s/ Anton Stephens
------------------
Anton Stephens
President & CEO






/s/ Christine Stephens
----------------------
Christine Stephens
Secretary, Treasurer,
Director







EXHIBIT 99 - Certifications
---------------------------

I, Anton Stephens

1. I have reviewed this annual report on Form 10-KSB of H-NET.NET

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

c) presented in this annual report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls (all of which do not apply); and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, (all of which do not apply); and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003



/s/ Anton Stephens
_____________________
Anton Stephens
Chief Executive Officer





I, Christine Stephens, Chief Financial Officer certify that:

1. I have reviewed this annual report on Form 10-KSB of H-NET.NET

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls (all of which do not apply); and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls (all of which do not apply); and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses (all of which do not apply).

Date: April 30,  2003



/s/ Christine Stephens
________________________
Christine Stephens
Chief Financial Officer