Form 10QSB
period 2003-04-30
HNET NET
filed 2003-06-12
CIK 831232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1994.
                  For the Quarterly period ended April 30, 2003

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

                202-7100 WOODBINE AVENUE, MARKHAM. ONTARIO   L3R 5J2
                ----------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

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



Number  of  shares  of  common  stock  outstanding  as  of
June  11,  2003:  30,090,995


Number of shares of preferred stock outstanding as of June 11, 2003: -0-

INDEX

PART I          FINANCIAL STATEMENTS                                   PAGE
------          --------------------                                   ----
NUMBER

Item 1    Consolidated Balance Sheets,                                    3
          April 30, 2003 (unaudited) and January 31, 2003 (audited)

          Consolidated Statements of Operations for Three Months
          Ended April 30, 2003 and April 30, 2002 (unaudited)             4

          Consolidated Statements of Cash Flows for Three Months Ended
          April 30, 2003 and April 30, 2002 (unaudited)                   5

          Notes to Consolidated Financial Statements                  6 - 7

Item II   Management Discussion and Analysis of Consolidated Financial
          Conditions And Consolidated Results of Operations          8 - 10

Item III  Controls and Procedures                                        10

PART II   OTHER INFORMATION
-------   -----------------

Item 1    Legal Proceedings                                              11

Item 2    Changes in Securities                                          11

Item 3    Defaults Upon Senior Securities                                11

Item 4    Submission of Matters to a Vote of Security Holders            11

Item 5    Other Information                                              11

Item 6    Exhibits and Reports on Form 8-K                               11



                                      H-NET. NET INC.
                                CONSOLIDATED BALANCE SHEETS
                         AS OF APRIL 30, 2003 AND JANUARY 31, 2003
                                (Expressed in U.S. Dollars)


                                                                (UNAUDITED)      (Audited)
                                                                    APR 30         Jan 31
                                                                      2003           2003
                                                              -------------  -------------
ASSETS

CURRENT:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    476,357   $    653,593
Available-for-sale securities. . . . . . . . . . . . . . . .        16,315         15,271
Accounts receivable. . . . . . . . . . . . . . . . . . . . .        27,131         12,643
Income taxes recoverable . . . . . . . . . . . . . . . . . .             0         56,628
Prepaid expenses and other assets. . . . . . . . . . . . . .         6,018          7,213
                                                              -------------  -------------
                                                                   525,821        745,348
                                                              -------------  -------------

PROPERTY & EQUIPMENT, NET. . . . . . . . . . . . . . . . . .        27,507         29,603
                                                              -------------  -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .  $    553,328   $    774,951
                                                              =============  =============

LIABILITIES

CURRENT:

Accounts payable and accrued liabilities . . . . . . . . . .  $      1,276   $     32,944
Deferred revenue . . . . . . . . . . . . . . . . . . . . . .        10,255          4,571
Compensation payable to officers . . . . . . . . . . . . . .       224,319        286,707
                                                              -------------  -------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . .       235,850        324,222
                                                              -------------  -------------

STOCKHOLDERS' EQUITY
Preferred stock ($.001 par value 5,000,000 authorized, none
  Issued and outstanding). . . . . . . . . . . . . . . . . .             -              -
Common stock ($.001 par value 100,000,000 authorized,
 30,090,955 and 30,090,955 issued and outstanding at
 April 30, 2003 and January 31, 2003 respectively). . . . . .       30,091         30,091
Additional paid in capital . . . . . . . . . . . . . . . . .    64,909,757     64,909,757
Retained deficit . . . . . . . . . . . . . . . . . . . . . .   (64,427,631)   (64,329,132)
Accumulated other comprehensive loss . . . . . . . . . . . .      (194,739)      (159,987)
                                                              -------------  -------------
TOTAL STOCKHOLDERS EQUITY. . . . . . . . . . . . . . . . . .       317,478        450,729
                                                              -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .  $    553,328   $    774,951
                                                              =============  =============












                                 H-NET.NET  INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE MONTHS ENDED APRIL 30, 2003 AND 2002
                           (Expressed in U.S. Dollars)

                                                      APR 30      Apr 30
                                                       2003        2002
                                                     (3 MOS.)   (3 Mos.)
                                                   ----------   ----------
REVENUE

Sales. . . . . . . . . . . . . . . . . . . . . . .  $  53,124   $  27,200
Investment Income. . . . . . . . . . . . . . . . .      1,593         666
                                                    ----------  ----------
                                                       54,717      27,866
                                                    ----------  ----------
EXPENSES


Wages, management bonuses & consulting fees. . . .    121,975      30,193
Rent . . . . . . . . . . . . . . . . . . . . . . .     13,874      12,316
Professional fees. . . . . . . . . . . . . . . . .      4,198      15,646
General and administrative . . . . . . . . . . . .      9,398      27,251
Travel and promotion . . . . . . . . . . . . . . .        578       6,142
Loss on disposal of available for sale securities.      1,097           -
Depreciation . . . . . . . . . . . . . . . . . . .      2,096       2,721
                                                    ----------  ----------
                                                      153,216      94,269
                                                    ----------  ----------

(LOSS) BEFORE INCOME TAXES . . . . . . . . . . . .   ( 98,499)   ( 66,403)

Provision/(benefit) for income taxes . . . . . . .          -           -

NET (LOSS) . . . . . . . . . . . . . . . . . . . .  $( 98,499)  $ (66,403)
                                                    ==========  ==========

(LOSS) PER SHARE . . . . . . . . . . . . . . . . .  $  (0.003)  $  (0.003)
                                                    ==========  ==========






















                                                      H-NET.NET INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   THREE MONTHS ENDED APR 30, 2003 AND 2002 (UNAUDITED)
                                               (Expressed in U.S. Dollars)
                                                                                            APR 30               Apr 30
                                                                                             2003                 2002
                                                                                           (3 MOS.)             (3 mos.)
                                                                                ------------------------------  ---------

CASH WAS PROVIDED BY (USED FOR):

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                    ( 98,499)  $(66,403)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          2,096      2,721
Loss on disposal of available for sale securities. . . . . . . . . . . . . . .                          1,097          -


(Increase) decrease in operating assets:
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (14,488)    (7,123)
Income taxes received/recoverable. . . . . . . . . . . . . . . . . . . . . . .                         56,628     (  748)
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . .                          1,195      2,556

Increase (decrease) in operating liabilities
Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . .                        (31,668)     2,584
Compensation payable to officers . . . . . . . . . . . . . . . . . . . . . . .                        (62,388)         -
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          5,684      3,596
                                                                                ------------------------------  ---------
            NET CASH (USED IN) OPERATING ACTIVITIES. . . . . . . . . . . . . .                       (140,343)   (62,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Unrealized holding loss on available for sale securities . . . . . . . . . . .                         (2,244)       234
                                                                                ------------------------------  ---------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. . . . . . . .                         (2,244)       234
                                                                                ------------------------------  ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of disposition of available for sale securities . . . . . . . . . . .                            103          -
Issuance of common shares                                                       ------                    -_     134,758
                                                                                ------------------------------  ---------
            NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . .                           103    134,758
                                                                                ------------------------------  ---------
Foreign exchange adjustment. . . . . . . . . . . . . . . . . . . . . . . . . .                        (34,752)    (3,644)
                                                                                ------------------------------  ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . .                       (177,236)    68,531

Cash at beginning of the period. . . . . . . . . . . . . . . . . . . . . . . .                        653,593     64,910
                                                                                ------------------------------  ---------

CASH AT END OF THE PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .  $                     476,357   $133,441
                                                                                ==============================  =========









                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2003 AND 2002
                           (EXPRESSED IN U.S. DOLLARS)

1.     ACCOUNTING  POLICIES
(a)     PRINCIPLES  OF  CONSOLIDATION
All  subsidiaries  have  been included in the consolidated financial statements.
The  consolidated  wholly  owned subsidiaries at April 30, 2003 were as follows:
H-Net.Com  Inc.  (Canada)

The company as listed below is now an inactive company and is due to be dissolved. Alphabytes Computer Corporation (Canada) - ("Alphabytes Canada")

The inactive companies as listed below were dissolved in the previous year. Alpha Bytes Computer Corporation (USA) - ("Alpha Bytes US") H-Net.Com Inc. (USA)
- ("H-Net US")

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

Exchange gains and losses resulting from consolidation of the Canadian subsidiary are reflected as an adjustment to the stockholders equity under Accumulated Comprehensive Loss.

2.     PROPERTY  &  EQUIPMENT


                                       Accumulated           Balance
                             Cost      Depreciation  30 APR, 2003  31 Jan,2003
                       -------------------------------------------------------
Furniture & fixtures        17,116         9,553        7,563         17,116
Vehicles . . . . . .         1,931         1,307          624          1,931
Computer hardware. .        58,453        39,133       18,349         58,453
Computer software. .         1,367         1,367          971          1,367
                      ------------  ------------  -----------         ------
                            78,867        51,360       27,507         29,603
                      ============  ============  ===========         ======





                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED APRIL 30, 2003
                           (EXPRESSED IN U.S. DOLLARS)

3.     CAPITAL  STOCK
The company is authorized to issue 100,000,000 and 5,000,000 common and preferred shares respectively.

4.     EARNINGS  (LOSS)  PER  SHARE
Earnings (loss) per share is calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption is as follows:
          Quarter  Ended  Apr  30,  2003    -  30,090,955
          Quarter  Ended  Apr  30,  2002    -  24,412,138

5.     COMMITMENTS
          The company is committed under existing leases to the following minimum annual rents:
          Fiscal  2004        27,059
          Fiscal  2005        27,059
          Fiscal  2006        29,223
          Fiscal  2007        29,223
                            --------
          TOTAL             $112,564
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

6.     SEGMENT  REPORTING

     Revenues  for  USA          :$51,471
     Latin  America              :$   810
     Canada                      :$   843

                                 H-NET.NET, INC.
                        THREE MONTHS ENDED APRIL 30, 2003
                           (EXPRESSED IN U.S. DOLLARS)

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-QSB, Form 8-K and Annual Reports on Form 10-KSB Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption Risks within Item 2 of this report. These are risks that we think could cause our actual results to differ materially from expected and or historical results.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at April 30, 2003, the results of operations for the three month period ended April 30, 2003 and 2002, and the cash flows for the three months ended April 30, 2003 and 2002. The results for the period ended April 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2004.

In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") H-NET.NET is hereby providing cautionary statements identifying important factors the could cause our actual results to differ materially from those projected in forward looking statements (as such term is defined in the Reform Act) made in this quarterly Report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result", "are expected to", "will continue", "is anticipated", estimated", "intends", "plans" and "projection") are not historical facts and may be forward looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key actors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers, our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constrains or difficulties; the retention and availability of key personnel; and the general economic and business conditions.

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



                                 H-NET.NET, INC.
                        THREE MONTHS ENDED APRIL 30, 2003
                           (EXPRESSED IN U.S. DOLLARS)

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

RESULTS  OF  OPERATIONS
-----------------------
The financial information regarding the parent company and its subsidiary are presented on a consolidated basis.

Revenues were $54,717 for the three months April 30, 2003 compared to revenues of $27,866 for the three months ended April 30, 2002. While revenues increased by approximately 96% due to a minor renewed interest in the latest product line on comparison with the corresponding quarter of last year, the severe slump in the vision care industry continues, resulting in a marked slow down in expenditure by most current and potential clients. The general recessionary environment has also contributed to a major customer delay in converting to the new electronic product line. Due to the continuing need for spectacles and other forms of correction for poor vision, combined with the aging population growth, this downward trend is not expected to continue much longer and, when the retail sales environment improves, previous customers are expected to re-activate their support/maintenance agreements and new clients are expected to look at technology as a solution to their digital practice management requirements.

Losses after income taxes for the three months ended April 30, 2003 were $(98,499) in comparison with $(66,403) for the three months ended April 30, 2002. The loss per share was $(.003). We continued on more cost cutting measures in order to attempt reach a more stable financial environment and achieve the goal of showing positive earnings. These cost cutting measures are expected to continue until positive earnings can be shown. The expenses of $153,216 increased for the quarter ended April 30, 2003 due to the recording of compensation to officers in the amount of $109,583 for the quarter ended April 30, 2003 as compared to expenses of $94,269 for the quarter ending on April 30, 2002. In addition, across the board higher expenses were also lowered in promoting and or expanding global contracts until the general recession is over. Due to these efforts, better developments are expected in 2003.

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






                                 H-NET.NET, INC.
                        THREE MONTHS ENDED APRIL 30, 2003
                           (EXPRESSED IN U.S. DOLLARS)


By making smaller than normal investments into expanding the company, its products and awareness on a global basis, the company remains debt free. The cash position of the company decreased to $476,357 from the $653,393 of the previous year-end as a result of $140,343 cash used in operating activities. The company continues to maintain a reasonable cash reserve. Retained deficit increased to $(64,427,631) from $(64,329,132) from April 30. 2002 due mainly to officers compensation. Total assets decreased from $774,951 to $553,328. The company's disciplined approach to controlling expenses coupled with a significant effort by key personnel has been beneficial in assisting to maintain a revenue flow while promoting H-NET services.

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

Barring anything unforeseen in 2003, one expects that the general economic conditions will improve and potential customers will feel more comfortable as the system will have been in use for a period of time and will be more stable with a lesser number of bugs. They will have more money to spend in replacing their old equipment/software and re-training their people and the HIPPA compliance issues will be more understood by all parties and standards will have been established within the industry

In the 20 years that we have been in business, we typically spend a significant amount of money on average every 5 years when we re-develop our products. This is when the R&D takes place. After the R&D/development stage, the products are de-bugged and slowly released to the general public. Based on our past performance, the reduction in R&D costs after development is normal. This is when the sales cycle begins. All H-NET products continued to be marketed through 2003, where the impact is expected to provide better gains in 2003 when the current recession is expected to subside.

The  company  remains  debt  free.

     ITEM  3.   CONTROLS  AND  PROCEDURES
     --------   -------------------------

(a) On April 30, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

                                 H-NET.NET, INC.
                        THREE MONTHS ENDED APRIL 30, 2003
                           (EXPRESSED IN U.S. DOLLARS)

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

ITEM  2.     CHANGES  IN  SECURITIES
--------     -----------------------

There  were  no  changes  in  the  rights  of  shareholders.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
--------     ----------------------------------

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------     -----------------------------------------------------------

     None.

ITEM  5.     OTHER  INFORMATION
--------     ------------------

     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
--------     -------------------------------------

Incorporated  by  reference.


























                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

H-NET.NET,  Inc.
(Registrant)

       /s/ Anton Stephens
By     _______________________
       Anton  Stephens
       President  and  Director
       (Principal  Executive  Officer)

Date:  June  11,  2003



       /s/ Christine Stephens
By     _______________________
       Christine  Stephens
       Chief  Financial  Officer

Date:  June  11,  2003























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


/s/ Anton Stephens                    June 11, 2003
_______________________               _____________________
Anton  Stephens                         Date
Chief  Executive  Officer

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


/s/ Christine Stephens            June 11, 2003
_______________________          _____________________________
Christine  Stephens               Date
Chief  Financial  Officer