Form 10QSB
period 2003-07-31
HNET NET
filed 2003-09-12
CIK 831232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1994.
                  For the Quarterly period ended July 31, 2003

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



Number of shares of common stock outstanding as of September 8, 2003: 31,104,705


Number of shares of preferred stock outstanding as of September 8, 2003: -0-

INDEX

PART  I    FINANCIAL STATEMENTS                                  PAGE NUMBER
-------    --------------------                                  -----------

Item 1     Consolidated Balance Sheets,                                    3
           July 31, 2003 (unaudited) and January 31, 2003 (audited)

           Consolidated Statements of Operations for Three and Six
           Months Ended July 31, 2003 and July 31, 2002 (unaudited)        4

           Consolidated Statements of Cash Flows for Six Months Ended
           July 31, 2003 and July 31, 2002 (unaudited)                     5

           Notes to Consolidated Financial Statements                  6 - 7

Item II    Management Discussion and Analysis of Consolidated         8 - 10
           Financial Conditions And Consolidated Results of Operations

PART II    OTHER INFORMATION
-------    -----------------

Item 1     Legal Proceedings                                              11

Item 2     Changes in Securities                                          11

Item 3     Defaults Upon Senior Securities                                11

Item 4     Submission of Matters to a Vote of Security Holders            11

Item 5     Other Information                                              11

Item 6     Exhibits and Reports on Form 8-K                               11


                                H-NET. NET INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JULY 31, 2003 AND JANUARY 31, 2003
                           (Expressed in U.S. Dollars)
==============================================================================
                                                (UNAUDITED)          (Audited)
                                                  JULY 31             Jan 31
                                                    2003               2003
                                                 ----------         ----------

ASSETS

CURRENT:
   Cash                                          $  382,979         $  653,593
   Available-for-sale securities                     16,750             15,271
   Accounts receivable                               21,879             12,643
   Income taxes recoverable                               -             56,628
   Prepaid expenses and other assets                  4,303              7,213
                                                 ----------         ----------

                                                    425,911            745,348

PROPERTY & EQUIPMENT, NET                            25,891             29,603
                                                 ----------         ----------

         TOTAL ASSETS                            $  451,802         $  774,951
                                                 ==========         ==========

LIABILITIES

CURRENT:

   Accounts payable and accrued liabilities      $    1,254         $   32,944
   Deferred revenue                                   7,709              4,571
   Compensation payable to officers                 282,715            286,707
                                                 ----------         ----------

      TOTAL LIABILITIES                             291,678            324,222
                                                 ----------         ----------

STOCKHOLDERS' EQUITY
   Preferred stock ($.001 par value 5,000,000
    authorized, none Issued and outstanding)              -                  -
   Common stock ($.001 par value 100,000,000
    authorized, 30,104,705 and 30,090,955
    issued and outstanding at July 31, 2003
    and January 31, 2003 respectively)               30,105             30,091
   Additional paid in capital                    64,909,743         64,909,757
   Retained deficit                             (64,584,855)       (64,329,132)
   Accumulated other comprehensive loss            (194,869)          (159,987)
                                                 ----------         ----------

      TOTAL STOCKHOLDERS EQUITY                     160,124            450,729
                                                 ----------         ----------

         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                   $  451,802         $  774,951
                                                 ==========         ==========










                                 H-NET.NET  INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                THREE AND SIX MONTHS ENDED JULY 31, 2003 AND 2002
                           (Expressed in U.S. Dollars)
==============================================================================

                                      JUL 31     Jul 31     Jul 31      Jul 31
                                       2003       2002       2003        2002
                                     (3 Mos.)   (3 Mos.)   (6 Mos.)    (6 Mos.)

REVENUE

   Sales                             $  28,759  $  33,513  $  81,883  $  60,713
   Investment Income                     1,096      1,264      2,689      1,930
                                     ---------  ---------  ---------  ---------
                                        29,855     34,777     84,572     62,643
                                     ---------  ---------  ---------  ---------

EXPENSES

   Wages, management bonuses
    & consulting fees                  154,547     47,117    276,522     77,310
   Rent                                 15,345          -     29,219          -
   Professional fees                     7,436     24,549     11,634     40,195
   General and administrative            8,459     13,322     17,857     52,888
   Travel and promotion                    130      6,674        708     12,816
   Loss on disposal of available
    for sale securities                      -          -      1,097          -
   Depreciation                          2,318      3,486      4,414      6,207
                                     ---------  ---------  ---------  ---------
                                       188,235     95,148    341,451    189,416
                                     ---------  ---------  ---------  ---------

(LOSS) BEFORE INCOME TAXES            (158,380)  ( 60,371)  (256,879)  (126,773)

   Provision/(benefit) for
    income taxes                       (13,758)   (49,351)   (13,758)  (102,314)
                                     ---------  ---------  ---------  ---------

NET (LOSS)                           $(144,622) $ (11,020) $(243,121) $ (24,459)
                                     =========  =========  =========  =========

(LOSS) PER SHARE                     $  (0.005) $  (0.001) $  (0.008) $  (0.001)
                                     =========  =========  =========  =========










                                 H-NET.NET INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUL 31, 2003 AND 2002 (UNAUDITED)
                           (Expressed in U.S. Dollars)
==============================================================================

                                                     JUL 31           Jul 31
                                                      2003             2002
                                                   ----------       ----------
                                                     (6 Mos.)         (6 Mos.)

CASH WAS PROVIDED BY (USED FOR):

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $ (243,121)      $  (24,459)
   Adjustments to reconcile net loss to
    net cash (used in) operating activities:
   Depreciation and amortization                        4,414            6,207
   Loss on disposal of available for sale securities    1,097                -


   (Increase) decrease in operating assets:
   Accounts receivable                                  9,236)         (26,955)
   Income taxes received/recoverable                   56,628           52,789
   Prepaid expenses and other assets                    2,910            1,456
   Accounts payable and accrued liabilities           (31,690)         (15,532)
   Accrued compensation to officers                    (3,992)               -
   Deferred revenue                                     3,138           14,397
                                                   ----------       ----------
      NET CASH (USED IN) OPERATING ACTIVITIES        (219,852)           7,903
                                                   ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Unrealized holding loss on available
    for sale securities                                (2,679)           3,030
                                                   ----------       ----------
      NET CASH PROVIDED BY INVESTING ACTIVITIES        (2,679)           3,030
                                                   ----------       ----------



CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of disposition of available for
    sale securities                                       103                -
   Issuance of common shares                                -          387,857
                                                   ----------       ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES           103          387,857
                                                   ----------       ----------

Foreign exchange adjustment                           (48,186)          (3,644)
                                                   ----------       ----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (270,614)         395,146
   Cash at beginning of the period                    653,593           64,910
                                                   ----------       ----------

CASH AT END OF THE PERIOD                          $  382,979       $  460,056
                                                   ==========       ==========






                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2003 AND 2002
                           (EXPRESSED IN U.S. DOLLARS)

1.   ACCOUNTING POLICIES
(a)  PRINCIPLES OF CONSOLIDATION
     All subsidiaries have been included in the consolidated financial statements. The consolidated wholly owned subsidiaries at July 31, 2003 were as follows: H-Net.Com Inc. (Canada)

     The company as listed below is now an inactive company and is due to be dissolved. Alphabytes Computer Corporation (Canada) - ("Alphabytes Canada") The inactive companies as listed below were dissolved in the previous year. Alpha Bytes Computer Corporation (USA) - ("Alpha Bytes US") H-Net.Com Inc.
     (USA) - ("H-Net US")

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

2.   PROPERTY & EQUIPMENT



                                   Accumulated     Balance
                           Cost    Depreciation    31 JUL, 2003    31 Jul, 2002

Furniture & fixtures      17,870      10,616          7,254           9,129
Leasehold improvements       461         437             24             105
Vehicles                   2,046       1,450            596             830
Computer hardware         64,385      44,620         19,765          27,705
Computer  software         1,925       1,925              -             390
                          ------      ------         ------          ------
                          86,687      59,048         27,639          38,159
                          ======      ======         ======          ======



                                 H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JULY 31, 2003 AND 2002

                           (EXPRESSED IN U.S. DOLLARS)

3.   CAPITAL STOCK
     The company is authorized to issue 100,000,000 and 5,000,000 common and preferred shares respectively.

4.   EARNINGS (LOSS) PER SHARE
     Earnings (loss) per share are calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption is as follows:
          Quarter  Ended  Jul  31,  2002    -  30,090,955
          Quarter  Ended  Jul  31,  2003    -  30,104,705

5.   COMMITMENTS
     The company is committed under existing leases to the following minimum annual rents:
          Fiscal  2004      $ 27,059
          Fiscal  2005        27,059
          Fiscal  2006        29,223
          Fiscal  2007        29,223
                            --------
          TOTAL             $112,564
                            --------

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

6.   SEGMENT REPORTING
          Revenues  for  USA           :$  27,916
          Latin  America               :$     Nil
          Canada                       :$     843

                                 H-NET.NET, INC.
           THREE AND SIX MONTHS ENDED JULY 31, 2003 AND JULY 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10QSB, Form 8-K and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption Risks within Item 2 of this report. These are risks that we think could cause our actual results to differ materially from expected and or historical results.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at July 31, 2003, the results of operations for the six month period ended July 31, 2003 and 2002, and the cash flows for the six months ended July 31, 2003 and 2002. The results for the period ended July 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2004.

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


                                 H-NET.NET, INC.
           THREE AND SIX MONTHS ENDED JULY 31, 2003 AND JULY 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)

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

Revenues were $29,855 and $84,572 for the three and six months July 31, 2003 compared to revenues of $34,777 and $62,643 for the three months and six months ended July 31, 2002. This revenue increase for the six month period is primarily attributed to the slow comeback of customer activity within the vision care industry. However, there is a continuing severe slump in the vision care industry, resulting in a marked slow down in expenditure by most current and potential clients. The general recessionary environment has also contributed to a major customer delay in converting to the new electronic product line. Due to the continuing need for spectacles and other forms of correction for poor vision, combined with the aging population growth, this downward trend is not expected to continue much longer and, when the retail sales environment improves, previous customers are expected to re-activate their support/maintenance agreements and new clients are expected to look at technology as a solution to their digital practice management requirements.

Net losses for the three and six months ended July 31, 2003 were $(144,622) and $(243,121) in comparison with $(11,020) and $(24,459) for the three and six months ended July 31, 2002. The expenses of $188,235 and $341,451 for the three and six months ended July 31, 2003 increased from the similar periods ended July 31, 2003 due to payment of Wages, Management bonuses, and consulting fees. In addition, across the board higher expenses were also lowered in promoting and or expanding global contracts until the general recession is over. Due to these efforts, significant developments are expected in later in 2003 or early 2004 when these pending global contracts get underway.

In comparison with the previous year, the expected consolidation of revenue and the subsequent ramp up accompanied by improvements in the bottom line is expected to be underway once the recessionary environment subsides with better developments expected later in 2003 or early 2004.

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





                                 H-NET.NET, INC.
           THREE AND SIX MONTHS ENDED JULY 31, 2003 AND JULY 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)

Despite making smaller than normal investments into expanding the company, its products and awareness on a global basis, the company remains debt free. The cash position of the company decreased to $382,979 from the $653,393 at January 31, 2003. The decrease was attributable to payable of wages, management bonuses and consulting fees. The company continues to maintain a reasonable cash reserve. Retained deficit increased to $(64,584,855) from $(64,329,132) from January 31, 2003 and total assets decreased from $774,951 to $451,802 due to principally due to the same reasons as outlined above. The company's disciplined approach to controlling expenses coupled with a significant overall effort by key personnel to compensate for having fewer staff has been beneficial in assisting to maintain a revenue flow while promoting H-NET services.

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

Barring anything unforeseen, later in 2003 or early in 2004, one expects that the general economic conditions will improve and potential customers will feel more comfortable as the system will have been in use for a period of time and will be more stable with a lesser number of bugs. They will have more money to spend in replacing their old equipment/software and re-training their people and the HIPPA compliance issues will be more understood by all parties and standards will have been established within the industry

In the 20 years that we have been in business, we typically spend a significant amount of money on average every 5 years when we re-develop our products. This is when the R&D takes place. After the R&D/development stage, the products are de-bugged and slowly released to the general public. Based on our past performance, the reduction in R&D costs after development is normal. This is when the sales cycle begins.

All H-NET products continued to be marketed through 2003, where the impact is expected to provide significant gains later in 2003 or early 2004 when the current recession is expected to subside.

The company remains debt free.

ITEM 3.     CONTROLS AND PROCEDURES
-------     -----------------------

(a) On July 31, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

                                 H-NET.NET, INC.
           THREE AND SIX MONTHS ENDED JULY 31, 2003 AND JULY 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)

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

The following shares were issued to Phyllis Schonbrum for consulting services. These shares were issued as part of the Form S-8 registration statement under the securities act of 1933 and filed with the SEC on June12, 2003. These shares were delivered to the shareholder on August 1, 2003.

#  of Shares issued: 1,000,000               Value of Services rendered: $10,000

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------     -------------------------------

     NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

     NONE

ITEM 5.     OTHER INFORMATION
-------     -----------------

     None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

Incorporated by reference




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

                                    H-NET.NET,  Inc.
                                   (Registrant)


                              By:   /s/Anton Stephens
                                    -----------------
                                    Anton Stephens
                                    President and Director
                                   (Principal Executive Officer)

                              Date: September  8,  2003




                              By:   /s/Christine Stephens
                                    ---------------------
                                    Christine Stephens
                                    Chief Financial Officer

                              Date: September  8,  2003