Form 10QSB/A
period 2003-07-31
HNET NET
filed 2003-10-01
CIK 831232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                AMENDMENT NO. 1

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

            202-7100 WOODBINE AVENUE, MARKHAM. ONTARIO    L3R 5J2
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

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



Number of shares of common stock outstanding as of October 1, 2003: 31,104,705


Number of shares of preferred stock outstanding as of October 1, 2003: -0-

INDEX

PART  I   FINANCIAL STATEMENTS                                             PAGE
-------   --------------------                                             ----
NUMBER
----

Item  I   Consolidated Balance Sheets,                                        3
          July 31, 2003 (unaudited) and January 31, 2003 (audited)

          Consolidated Statements of Operations for Three and Six
          Months Ended July 31, 2003 and July 31, 2002 (unaudited)            4

          Consolidated Statements of Cash Flows for Six Months Ended
          July 31, 2003 and July 31, 2002 (unaudited)                         5

          Notes to Consolidated Financial Statements                       6- 7

Item II   Management Discussion and Analysis of Consolidated Financial     8-10
          Conditions And Consolidated Results of Operations

PART II   OTHER INFORMATION
-------   -----------------

Item 1    Legal Proceedings                                                  11

Item 2    Changes in Securities                                              11

Item 3    Defaults Upon Senior Securities                                    11

Item 4    Submission of Matters to a Vote of Security Holders                11

Item 5    Other Information                                                  11

Item 6    Exhibits and Reports on Form 8-K                                   11



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
                                                    ==========      ==========








                                 H-NET.NET INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                THREE AND SIX MONTHS ENDED JULY 31, 2003 AND 2002
                          (Expressed in U.S. Dollars)

                            JUL 31        Jul 31        Jul 31       Jul 31
                             2003          2002          2003         2002
                           (3 MOS.)      (3 Mos.)      (6 Mos.)     (6 Mos.)
                          ----------    ----------    ----------   ----------

REVENUE

   Sales                  $   28,759    $   33,513    $   81,883   $   60,713
   Investment Income           1,096         1,264         2,689        1,930
                          ----------    ----------    ----------   ----------
                              29,855        34,777        84,572       62,643
                          ----------    ----------    ----------   ----------

EXPENSES

   Wages, management bonuses &
    consulting fees          154,547        47,117       276,522       77,310
   Rent                       15,345             -        29,219            -
   Professional fees           7,436        24,549        11,634       40,195
   General and administrative  8,459        13,322        17,857       52,888
   Travel and promotion          130         6,674           708       12,816
   Loss on disposal of available
    for sale securities            -             -         1,097            -
   Depreciation                2,318         3,486         4,414        6,207
                          ----------    ----------    ----------   ----------
                             188,235        95,148       341,451      189,416
                          ----------    ----------    ----------   ----------

(LOSS) BEFORE INCOME TAXES  (158,380)      (60,371)     (256,879)    (126,773)

   Provision/(benefit)
    for income taxes         (13,758)      (49,351)      (13,758)    (102,314)
                          ----------    ----------    ----------   ----------


NET (LOSS)                $ (144,622)   $  (11,020)   $ (243,121)  $  (24,459)
                          ==========    ==========    ==========   ==========


(LOSS) PER SHARE          $   (0.005)   $   (0.001)   $   (0.008)  $   (0.001)
                          ==========    ==========    ==========   ==========







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

4.   EARNINGS (LOSS) PER SHARE
     Earnings (loss) per share are calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption is as follows:

     Quarter  Ended  Jul  31,  2002    -  30,090,955
     Quarter  Ended  Jul  31,  2003    -  30,104,705

5.   COMMITMENTS
     The company is committed under existing leases to the following minimum annual rents:

     Fiscal  2004     $  27,059
     Fiscal  2005        27,059
     Fiscal  2006        29,223
     Fiscal  2007        29,223
                      ---------
     TOTAL            $ 112,564
                      ---------

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

H-NET.NET,  Inc.
(Registrant)


By: /s/ Anton Stephens
    ------------------
    Anton Stephens
    President and Director
   (Principal Executive Officer)

Date:     October  1,  2003




By: /s/ Christine Stephens
    ------------------
    Christine Stephens
    Chief Financial Officer

Date:     October  1,  2003