Form 10QSB
period 2003-10-31
H NET NET
filed 2003-12-12
CIK 831232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1994.
                For the Quarterly period ended October 31, 2003

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



Number of shares of common stock outstanding as of
December  12,  2003:  35,976,371


Number of shares of preferred stock outstanding as of December 12, 2003: -0-

INDEX

PART I    FINANCIAL STATEMENTS                                     PAGE NUMBER
------    --------------------                                     -----------

Item 1    Consolidated Balance Sheets,                                       3
          October 31, 2003 (unaudited) and January 31, 2003 (audited)

          Consolidated Statements of Operations for Three and Nine
          Months Ended October 31, 2003 and October 31, 2002 (unaudited)     4

          Consolidated Statements of Cash Flows for Nine Months Ended
          October 31, 2003 and October 31, 2002 (unaudited)                  5

          Notes to Consolidated Financial Statements                       6-7

Item II   Management Discussion and Analysis of Consolidated Financial
          Conditions And Consolidated Results of Operations               8-10

PART II   OTHER INFORMATION
-------   -----------------

Item 1    Legal Proceedings                                                 11

Item 2    Changes in Securities                                             11

Item 3    Defaults Upon Senior Securities                                   11

Item 4    Submission of Matters to a Vote of Security Holders               11

Item 5    Other Information                                                 11

Item 6    Exhibits and Reports on Form 8-K                                  11







                                H-NET. NET INC.
                          CONSOLIDATED BALANCE SHEETS
                  AS OF OCTOBER 31, 2003 AND JANUARY 31, 2003
                          (Expressed in U.S. Dollars)
==============================================================================
                                                (UNAUDITED)          (Audited)
                                                   OCT 31             Jan 31
                                                    2003               2003
                                                 ----------         ----------
ASSETS

CURRENT:
   Cash                                          $  325,167         $  653,593
   Available-for-sale securities                          -             15,271
   Accounts receivable                               21,938             12,643
   Income taxes recoverable                               -             56,628
   Prepaid expenses and other assets                  3,436              7,213
                                                 ----------         ----------

                                                    350,541            745,348

PROPERTY & EQUIPMENT, NET                            25,333             29,603
                                                 ----------         ----------

         TOTAL ASSETS                            $  375,874         $  774,951
                                                 ==========         ==========

LIABILITIES

CURRENT:

   Accounts payable and accrued liabilities      $    1,492         $   32,944
   Deferred revenue                                   5,009              4,571
   Compensation payable to officers                 388,398            286,707
                                                 ----------         ----------

      TOTAL LIABILITIES                             394,899            324,222
                                                 ----------         ----------

STOCKHOLDERS' EQUITY
   Preferred stock ($.001 par value 5,000,000
    authorized, none issued  and  outstanding)            -                  -
   Common stock ($.001 par value 100,000,000
    authorized, 33,876,371 and 30,090,955
    issued and outstanding at October 31, 2003
    and January 31, 2003 respectively)               33,876             30,091
   Additional paid in capital                    65,327,622         64,909,757
   Retained deficit                             (65,193,017)       (64,329,132)
   Accumulated other comprehensive loss            (187,506)          (159,987)
                                                 ----------         ----------

      TOTAL STOCKHOLDERS EQUITY                     (19,025)           450,729
                                                 ----------         ----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                 $  375,874         $  774,951
                                                 ==========         ==========









                                 H-NET.NET INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              THREE AND NINE MONTHS ENDED OCTOBER 31, 2003 AND 2002
                          (Expressed in U.S. Dollars)
==============================================================================
                                      OCT 31     Oct 31     Oct 31      Oct 31
                                       2003       2002       2003        2002
                                     (3 MOS.)   (3 Mos.)   (9 Mos.)    (9 Mos.)
                                     ---------  ---------  ---------  ---------

REVENUE

   Sales                             $  45,106  $  34,263  $ 126,989  $  94,976
   Investment Income                       535      1,803      3,224      3,733
                                     ---------  ---------  ---------  ---------
                                        45,641     36,066    130,213     98,709
                                     ---------  ---------  ---------  ---------

EXPENSES

   Wages, management bonuses
    & consulting fees                  572,020    254,047    848,542    331,357
   Rent                                 14,590          -     43,809          -
   Professional fees                     4,909     14,203     16,543     54,398
   General and administrative            9,332     10,177     27,189     63,066
   Travel and promotion                  3,027      5,518      3,735     18,334
   Loss on disposal of available
    for sale securities                  6,532          -      7,629          -
   Depreciation                          2,301      2,999      6,715      9,206
                                     ---------  ---------  ---------  ---------
                                       612,711    286,944    954,162    476,361
                                     ---------  ---------  ---------  ---------

(LOSS) BEFORE INCOME TAXES            (567,070)  (250,878)  (823,949)  (377,652)

   Provision/(benefit) for
    income taxes                           195      2,698    (13,953)   (46,653)
                                     ---------  ---------  ---------  ---------


NET (LOSS)                           $(566,875) $(253,576) $(809,996) $(330,999)
                                     =========  =========  =========  =========


(LOSS) PER SHARE                     $  (0.016) $  (0.011) $  (0.024) $  (0.012)
                                     =========  =========  =========  =========








                                 H-NET.NET INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED OCT 31, 2003 AND 2002 (UNAUDITED)
                          (Expressed in U.S. Dollars)
==============================================================================

                                                   OCT 31             Oct 31
                                                    2003               2002
                                                 ----------         ----------
                                                  (9 MOS.)           (9 mos.)


CASH WAS PROVIDED BY (USED FOR):

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $ (809,996)        $ (330,999)
   Adjustments to reconcile net loss to
    net cash (used in) operating activities:
      Depreciation and amortization                   6,715              9,206
      Loss on disposal of available for
       sale securities                                7,629                  -
      Consulting paid by issue of stock             421,650            213,750
                                                 ----------         ----------
                                                   (374,002)          (108,043)
                                                 ----------         ----------
     (Increase) decrease in operating assets:
         Accounts receivable                         (9,295)           (30,837)
         Income taxes received/recoverable           56,628            (52,789)
         Prepaid expenses and other assets            3,777             (3,896)
         Accounts payable and accrued liabilities   (31,453)           (20,018)
         Accrued compensation to officers           101,691                  -
         Deferred revenue                               438              8,858
                                                 ----------         ----------
            NET CASH (USED IN) OPERATING
             ACTIVITIES                            (252,216)          (101,147)
                                                 ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Unrealized holding loss on available
    for sale securities                              (9,448)             3,956
                                                 ----------         ----------
            NET CASH PROVIDED BY INVESTING
             ACTIVITIES                              (9,448)             3,956
                                                 ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of disposition of available
    for sale securities                              17,090                  -
   Issuance of common shares                              -            740,439
                                                 ----------         ----------
            NET CASH PROVIDED BY FINANCING
             ACTIVITIES                              17,090            740,439
                                                 ----------         ----------

   Foreign exchange adjustment                      (83,852)           (24,375)
                                                 ----------         ----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (328,426)           618,873

   Cash at beginning of the period                  653,593             64,910
                                                 ----------         ----------

CASH AT END OF THE PERIOD                        $  325,167         $  683,783
                                                 ==========         ==========




                                H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND NINE MONTHS ENDED OCTOBER 31, 2003 AND OCTOBER 31, 2002
                          (EXPRESSED IN U.S. DOLLARS)

1.   ACCOUNTING POLICIES
(a)  PRINCIPLES OF CONSOLIDATION
     All subsidiaries have been included in the consolidated financial statements. The consolidated wholly owned subsidiaries at October 31, 2003 were as follows: H-Net.Com Inc. (Canada)

     The company as listed below is now an inactive company and is due to be dissolved.
     Alphabytes Computer Corporation (Canada) - ("Alphabytes Canada")
     The inactive companies as listed below were dissolved in the previous year. Alpha Bytes Computer Corporation (USA) - ("Alpha Bytes US")
     H-Net.Com Inc. (USA) - ("H-Net US")

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

2.   PROPERTY & EQUIPMENT



                                     Accumulated                 Balance
                             Cost    Depreciation     31 OCT, 2003     31 Oct, 2002
Furniture & fixtures        19,038      11,739            7,299            7,951
Leasehold improvements         491         478               13               64
Vehicles                     2,180       1,601              579              701
Computer hardware           66,837      49,395           17,442           23,340
Computer software            2,051       2,051                -              130
                            ------      ------           ------           ------
                            92,354      65,264           25,333           32,186
                            ======      ======           ======           ======



                                H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND NINE MONTHS ENDED OCTOBER 31, 2003 AND OCTOBER 31, 2002
                          (EXPRESSED IN U.S. DOLLARS)

3.   CAPITAL STOCK
     The company is authorized to issue 100,000,000 and 5,000,000 common and preferred shares respectively.

4.   EARNINGS (LOSS) PER SHARE
     Earnings (loss) per share are calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption is as follows:
          Quarter  Ended  October  31,  2003    -  33,876,371
          Quarter  Ended  October  31,  2002    -  31,548,455

5.   COMMITMENTS
     The company is committed under existing leases to the following minimum annual rents:
          Fiscal  2004      $ 27,059
          Fiscal  2005        27,059
          Fiscal  2006        29,223
          Fiscal  2007        29,223
                            --------
          TOTAL             $112,564
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

6.   SEGMENT REPORTING
                                      OCT 31     Oct 31     Oct 31      Oct 31
                                       2003       2002       2003        2002
2002
Revenues  for  USA                   $41,263     16,753    120,150     68,227
U.K.                                       0     15,857          0     15,857
Latin  America                       $ 2,750        810      4,310      8,367
Canada                               $   843        843      2,529      2,525

                                H-NET.NET, INC.
        THREE AND NINE MONTHS ENDED OCTOBER 31, 2003 AND OCTOBER 31, 2002
                          (EXPRESSED IN U.S. DOLLARS)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at October 31, 2003, the results of operations for the nine month period ended October 31, 2003 and 2002, and the cash flows for the six months ended October 31, 2003 and 2002. The results for the period ended October 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2004.

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

                                H-NET.NET, INC.
        THREE AND NINE MONTHS ENDED OCTOBER 31, 2003 AND OCTOBER 31, 2002
                          (EXPRESSED IN U.S. DOLLARS)

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

Revenues were $45,641 and $130,213 for the three and six months October 31, 2003 compared to revenues of $36,066 and $98,709 for the three months and six months ended October 31, 2002. This revenue increase for the three and six month periods is primarily attributed to the slow comeback of customer activity within the vision care industry. However, there is a continuing severe slump in the vision care industry, resulting in a marked slow down in expenditure by most current and potential clients. The general recessionary environment has also contributed to a major customer delay in converting to the new electronic product line. Due to the continuing need for spectacles and other forms of correction for poor vision, combined with the aging population growth, this downward trend is not expected to continue much longer and, when the retail sales environment improves, previous customers are expected to re-activate their support/maintenance agreements and new clients are expected to look at technology as a solution to their digital practice management requirements.

Net losses for the three and six months ended October 31, 2003 were $(566,875) and $(809,996) in comparison with $(253,576) and $(330,999) for the three and nine months ended October 31, 2002. The expenses of $612,711 and $954,162 for the three and nine months ended October 31, 2003 increased from the similar periods ended October 31, 2003 primarily due to an attempt in conserving cash and shares being issued to consultants for services in order to re-position our product line and to draw up short and long term plans for the future. Additionally, payments were incurred in the payment of wages, management bonuses, and other consulting fees. In addition, across the board higher expenses were also lowered in promoting and or expanding global contracts until the general recession is over. Due to these efforts, significant developments are expected in 2004 when these pending global contracts get underway.

In comparison with the previous year, the expected consolidation of revenue and the subsequent ramp up accompanied by improvements in the bottom line is expected to be underway once the recessionary environment subsides with better developments expected in 2004.

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


                                H-NET.NET, INC.
        THREE AND NINE MONTHS ENDED OCTOBER 31, 2003 AND OCTOBER 31, 2002
                          (EXPRESSED IN U.S. DOLLARS)

Despite making smaller than normal investments into expanding the company, its products and awareness on a global basis, the company remains debt free. The cash position of the company decreased to $325,167 from the $653,593 at January 31, 2003. The decrease was attributable to payable of wages, management bonuses and consulting fees. The company continues to maintain a reasonable cash reserve. Retained deficit increased to $(65,193,017) from $(64,329,132) since January 31, 2003 and total assets decreased from $774,951 to $375,874 due to principally due to the same reasons as outlined above. The company's disciplined approach to controlling expenses coupled with a significant overall effort by key personnel to compensate for having fewer staff has been beneficial in assisting to maintain a revenue flow while promoting H-NET services.

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

Barring anything unforeseen, in 2004, one expects that the general economic conditions will improve and potential customers will feel more comfortable as the system will have been in use for a period of time and will be more stable with a lesser number of bugs. They will have more money to spend in replacing their old equipment/software and re-training their people and the HIPPA compliance issues will be more understood by all parties and standards will have been established within the industry

All H-NET products continued to be marketed through the remainder of 2003, where the impact is expected to provide gains in 2004 when the current recession is expected to subside.

The company remains debt free.

ITEM 3.     CONTROLS AND PROCEDURES
-------     -----------------------

(a) On October 31, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.



                                H-NET.NET, INC.
        THREE AND NINE MONTHS ENDED OCTOBER 31, 2003 AND OCTOBER 31, 2002
                          (EXPRESSED IN U.S. DOLLARS)

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

The following shares were issued to Phyllis Schonbrum for Consulting Services. These shares were issued as part of the Form S-8 registration statement under the securities act of 1933 and filed with the SEC on June 12, 2003.

# of common shares issued: 1,000,000        Value of Services rendered: $6,000

The following shares were issued to Anthony Welch for Consulting Services. These shares were issued as part of the Form S-8 registration statement under the securities act of 1933 and filed with the SEC on June 12, 2003.

# of common shares issued: 1,105,0000       Value of Services rendered: $6,000

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

H-NET.NET,  Inc.
(Registrant)


By: /s/ Anton  Stephens
    -------------------
    Anton  Stephens
    President  and  Director
   (Principal  Executive  Officer)


Date:     December  12,  2003




By: /s/ Christine  Stephens
    -----------------------
    Christine  Stephens
    Chief  Financial  Officer

Date:     December  12,  2003