Form 10KSB
period 2004-01-31
H NET NET
filed 2004-04-30
CIK 831232

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                     For fiscal year ended January 31, 2004

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


                     3256 Chico Way NW, Bremerton, WA 98312
                     --------------------------------------
                    (Address of principal executive offices)

                                  360-782-4477
                                  ------------
                          Registrant's telephone number


Securities registered pursuant to Section 12 (b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock:      $.001 par value
Preferred Stock:   $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days YES XX
                                             --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [X]

Issuer's  revenues  for  its  most  recent  fiscal  year:  $131,667

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $15,028,807 on or about April 29, 2004.

There were 14,880,007 shares of common stock outstanding having a par value per share of $0.001 as of April 29, 2004.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes[  ]  No[X]

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

     H-NET has become a leading software applications vendor in the international vision care business supporting its clients with offices in Toronto, Ontario and Niagara Falls, New York. Management believes that H-NET over the years has procured more contracts among the top 100 North American vision care chains than any other vendor. A partial list of its past clients includes:

     Pearle Vision (Texas); Cole Vision (Cleveland); Eye Care Centers of America (San Antonio); LensCrafters (Cincinnati); Standard Optical (Toronto); D.O.C. (Detroit); Bensons (Minneapolis); Family Vision and Wal Mart' Sam's stores (Fayetteville, Arkansas); Optica Lee Borinquen (Puerto Rico) and Scrivens Optical (Great Britain). Management believes that H-NET was the first vendor to offer a full line of integrated software products for retail corporate chains and independents using the Internet for electronic communications, retail store/practice management system (POS); home office management system (H.O) and labs & superstores (LAB).

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

     Currently, H-NET can communicate on a real time-basis through the Internet to Vision Services Plan, Medicaid, Medicare and various Blue Cross and Blue Shield plans and over 400 payers through a clearing house. H-NET plans to bring other payers on line as soon as practicable.

     Using the Virtual Lab service, users can electronically submit their lab orders to any lab that is registered with H-NET. These orders are verified upon submission. Users also have the ability to check the status of any submitted orders.

     The Continuing Education services have the ability of housing many web-enabled courses where users can obtain credits required to retain their licenses.

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

     H-NET's expertise in the vision care industry is expected by management to provide the credibility, experience and products, under the H-NET Internet based umbrella, to market a third party processing package and other non-vision care specific services through H-NET to general health care providers, including hospitals, clinics, and homes for the aged, medical and dental practitioners. Marketing of H-NET to the general health care marketplace is expected to be through a brokerage system on straight commissioned salesmen.

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

     Claims processing on a real time basis are possible to a large number of insurance companies, and standard transmission of claims is being expanded to include major carriers such as Blue Cross and Blue Shield. Medical claims can currently be transmitted to most major insurance carriers. Management anticipates that insurance carriers may be added on an on-going basis as deemed necessary and the required interfaces developed.

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

COMPETITIVE  ADVANTAGES  COMPETITIVE  ADVANTAGES  FOR  GROWTH  AND PROFITABILITY

- Lead over competitors who cannot offer single source comprehensive, integrated software, Internet based portal, vision care claims processing capabilities and product order processing.

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

     As a result of the foregoing, the demand for information management technology among health care facilities is growing. Health care facilities increasingly require information systems that (i) allows various departments within a facility to share information, (ii) improve operating efficiencies through greater automation, (iii) provides more complete information about actual costs of providing services, enabling facilities to manage the pricing and delivery of those services more effectively, (iv) assures adherence to government regulations and third party payer billing and reimbursement procedures, (v) improves access to clinical information, supporting better decision-making by medical personnel and (vi) measures and reports patient outcomes, allowing facilities to demonstrate cost-effectiveness and quality service to payers and potential patients.

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

     H-NET introduced the first 3 services in 2001, followed by introduction of more value added services over a next year as warranted by market responses and the number of health care providers using the service. H-NET's marketing strategy is to enhance, promote and support the fact that its products, connecting retail, lab and home office, deliver the most productive return on investment, and none of its competitors reportedly have achieved that level of performance. In addition, the Company has entered into strategic alliances with major players to offer various services connected with H-NET. This strategy will be directed at exploiting the synergism between the marketing of applications software, which is the core of the Company's present business, and the benefits of real time network.

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

     Since every provider eyewear sale needs a lab, labs are being marshaled as one of the sales forces to distribute H-NET software to customers. In return the lab receives, free of charge, the order acceptance module of Alpha Lab2. The lab then pays a transaction fee for each prescription sent in by the provider. A similar co-operative program is being offered to the frame and lens suppliers.

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION
--------------------------------------------------------------------------------

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

ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST THREE FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES AND, IF APPLICABLE, THE EXTENT TO WHICH THE COST OF SUCH ACTIVITIES ARE BORNE DIRECTLY BY CUSTOMERS
--------------------------------------------------------------------------------

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

     During the past five years, management believes that H-NET has spent approximately $600,000 on R&D and development activities, none of which has been borne directly by its customers, although all of it is expensed as incurred.

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

CONTROLS  AND  PROCEDURES
-------------------------

(a) On January 31, 2004, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

REPORTS  TO  SECURITY  HOLDERS
------------------------------

     We are not required to deliver an annual report to security holders and we do not presently intend to voluntarily deliver such reports. However, should we choose to create and deliver annual reports to security holders, such annual reports will contain audited financial statements. We file all of its required information with the Securities and Exchange Commission (the "Commission"), including Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K. The public may read and copy any materials that are filed by us with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and reports filed by us with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

ITEM  2     PROPERTIES
-------     ----------

     The Ontario facility has been leased from Dundee Realty Limited since October of 1982 under five year leases. The annual base rental was $27,059 for the year ending in January 31 2004 and the rent for the current lease is expected to be $28,559 for fiscal 2005. The premises comprise of 3500 sq. feet. Management is of the opinion that its current facilities are adequate for its immediate needs.

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

INVESTMENT  POLICIES
--------------------

     The Company invests excess cash in securities, which are sold off when needed to fund operations.

ITEM  3     LEGAL  PROCEEDINGS
-------     ------------------

     Alphabytes Computer Corporation ("Alphabytes Canada"), a Canadian subsidiary of H-NET, is a party to litigation against Gunther Slaton, Sally
Engle and Profitable Packaging Concepts Inc. This case began in 1992 ended in April 1997 with an arbitration award against Alphabytes Canada, Anton Stephens and Peter Markus for $656,000. However, according to Canadian law any order against a Canadian company or person will need to be re-heard in a Canadian court prior to enforcement. In the opinion of the management, the ultimate disposition of this matter will have no material adverse effect on the company's financial position, results or liquidity. The Alphabytes companies are now inactive. This subsidiary, along with another wholly-owned subsidiary, was sold to the Company's officer subsequent to the year ended January 31, 2004 via a transfer of all of its common shares to the officer in exchange for $1,000. See below for additional discussion.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
-------     ------------------------------------------------------------

     During the fourth quarter of our fiscal year ended January 31, 2004, the majority of the shareholders voted to approve our issuances of common stock to various officers, directors and outside consultants for services received.

     During the fourth quarter of our fiscal year ended January 31, 2004, majority of the shareholders voted to approve for a thirty-two for one reverse split of our common stock.

     During the fourth quarter of our fiscal year ended January 31, 2004, the majority of the shareholders voted for the approval to enter into to discussions for the sale of the majority of our common stock. See below for a more detailed discussion and the audited financial statements footnote entitled "subsequent events".

     PART  II
     --------

ITEM  5     MARKET  FOR  THE  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS
-------     --------------------------------------------------------------------

PRICE  RANGE  OF  COMMON  STOCK  AND  DIVIDENDS
-----------------------------------------------

     Our common stock commenced trading in the May 1994. We now trade under the symbol "HNNT" on the Over-the-Counter Bulletin Board. The following table sets forth for the periods indicated the range of high and low representative bid quotations for the Company's Common Stock, which were obtained from market makers. A 32-1 reverse split took effect in December 2003. The company obtained this information from brokers who make a market in the company's securities. The prices below have been retroactively adjusted for the above split.

     Quarter  Ended                   ASK-High        Bid-Low
     --------------                   --------        -------
     April     30,  2002               $24.00          $21.12
     July      31,  2002               $17.60          $16.00
     October   31,  2002               $18.56          $17.60
     January   31,  2003               $01.60          $01.28
     April     30,  2003               $00.64          $02.88
     July      31,  2003               $01.60          $14.40
     October   31,  2003               $03.20          $08.64
     January   31,  2004               $00.51          $05.12

     The number of our record holders of Common Stock as of January 31, 2004, was 380. Additional holders of the Company's Common Stock hold such stock in street name with various brokerage firms.

     The Registrant has not paid dividends from inception to date and does not currently intend to do so.

Dividends

     We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Dividend  Policy

     All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares them out of the funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

     Our Shares are "Penny Stocks" within the Meaning of the Securities Exchange Act of 1934

     Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock.

     Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             -------------------------------------------------------------------

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

SELECTED  FINANCIAL  DATA
-------------------------

     The following table summarizes selected historical financial information of H-NET as of January 31, 2004 and Jan 31, 2003 and for the fiscal years ended January 31, 2003 and 2004.


CONDENSED  BALANCE  SHEET  INFORMATION             2003             2004
--------------------------------------          ----------       ----------
Current  Assets                                 $  745,348       $    2,805
Property  and  Equipment                            29,603           21,096
Total  Assets                                      774,951           23,901
Total  Liabilities                                 324,222          385,332
Stockholders'  Equity  (Deficit)                   450,729         (361,431)

CONDENSED  STATEMENT  OF  OPERATIONS  INFORMATION
-------------------------------------------------
                                                   2003             2004
                                                ----------       ----------
Revenue                                         $  129,920       $  131,667
Expenses                                           881,216        2,121,931
Loss  before  income  taxes                        745,453       (1,994,535)
Net  loss                                          745,453       (1,994,535)
Net  loss  per  share                                (0.87)           (1.67)

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

INCOME

     Revenues were $131,667 and $129,920 for the fiscal years ended January 31, 2004 and January 31, 2003, respectively, where 70% of the revenue came from maintenance and 30% came from software sales, generating net losses of $1,994,535 and $745,453 for the fiscal years ended January 31, 2004 and January 31, 2003, respectively. This revenue increase is primarily attributed to the continuing severe slump in the vision care industry, resulting in marked stagnation in expenditure by most current and potential clients. The general recessionary environment has also contributed to a major customer delay in converting to the new electronic product line. Due to the continuing need for spectacles and other forms of correction for poor vision, combined with the aging population growth, this trend is not expected to continue much longer and, when the retail sales environment improves, clients will once again be looking at technology as a solution to their digital practice management requirements.

EXPENSES

     The expenses of $2,121,931 increased for the year ended January 31, 2004 as compared to expenses of $881,216 for the year ending on January 31, 2003. Expenses were increased due to more stock issuances to contractors and consultants in fiscal 2004 compared to fiscal 2003.

     Overall, the major costs were wages and professional fees, mostly incurred through issuances of our common stock in fiscal 2004. All the job functions for all personnel remain unchanged. We continue to be encouraged by the enthusiasm demonstrated by its customers and potential customers for its various website services.

     We continued enhancement of our portal with additional services and products. It is anticipated that further strategic partnerships established with providers, payers, suppliers and laboratories will substantially strengthen our relationships with key players and trading partners as well as broaden our offerings and assist in aggregating a critical mass of users on a global basis. Our products continued to be marketed through 2004, where the impact is expected to provide gains when the current recession subsides.

NET  EARNINGS  /  LOSSES

     Net losses for the year ended January 31, 2004 were $1,994,535 in comparison with $745,453 for the year ended January 31, 2003. The losses per share were $1.67 for fiscal 2004 in comparison with $.87 in the previous year. We will embark on various cost cutting measures in order to attempt reach a more stable financial environment and achieve the goal of showing positive earnings. These cost cutting measures are expected to continue until positive earnings can be shown. In comparison with the previous year, the expected consolidation of revenue and the subsequent ramp up accompanied by improvements in the bottom line are now underway

     The cash position of the company decreased from $653,593 at January 31, 2003 to $89 at January 31, 2004. Retained deficit increased to $66,323,668 from $64,329,133 on a comparative basis. Total assets changed from $774,951 to $23,901.

     We have suffered recurring losses in the past couple of years. We will substantially rely on the revenues from systems maintenance and software sales. We project that current and projected revenues and capital reserves will sustain us for at least 12 months along with the cash raised on the equity placement in 2002. If the projected revenues of these sources fall short of needed capital, because of a decrease in demand for the company's services and products as well as other factors, we may not be able to sustain its capital needs for more than eighteen months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.

IMPACT  OF  INFLATION

     The company believes that inflation has had negligible effect on operations over the past two years. We believe that it can offset inflationary increases by increasing sales and improving operating efficiencies.

YEARS  ENDED  JANUARY  31,  2003  AND  JANUARY  31,  2004

     Cash flows used in operations were a negative $44,039 for the year ended January 31, 2004, and a negative $173,261 for the year ended January 31, 2003. Negative cash flows from operating activities for the years ended January 31, 2004 and 2003 are primarily attributable to losses from operations and in 2003 by the common stock issued for services and management bonuses.

     Cash flows from investing activities were zero for the year ended January 31, 2003 and a positive $7,642 for the same period in 2004 due to the proceeds from the sale of our available-for-sale securities in fiscal 2004.

     Cash flows provided by (used in) financing activities were $770,069 for the year ended January 31, 2003 and $(549,224) for the year ended January 31, 2004. The negative cash flow in 2004 pertained primarily to payments on notes payable to officers. The positive cash flows in fiscal 2003 were primarily due to the equity placement of common stock sold during fiscal 2003.

LIQUIDITY

     On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues and additional infusions of capital. Management believes that we have the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set. However, to fully maximize the potential presented by the key events presented below, management believes that approximately $5,000,000 will need to be raised. While a small amount of funds was raised during 2002, we fell far short. If necessary, we plan to raise this capital through an additional follow-on stock offering. Once these funds are raised, they will be primarily used to complete development of the later phases of H-NET, increase the marketing effort in North America, Europe and the Middle East, assist in production of marketing material, as well seeking entry to NASDAQ small caps. If the general economic situation and the market conditions improve, our marketing effort will be increased by hiring a sales staff of six salesmen, and increasing the number of national/regional trade shows and conferences attended. It is anticipated that the funds will be raised through a private placement or through off-shore financing. If we are unable to raise additional capital, the growth potential will be adversely affected. Additionally, we will have to significantly modify its plans.

CRITICAL  ACCOUNTING  POLICIES  (FR-60)

     Revenue recognition is a critical accounting policy of ours since it represents the majority of our entire financial statements taken as a whole. It is also important in light of the Staff Accounting Bulletins published by the Securities and Exchange Commission the past few years.

INCOME  TAXES

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

CURRENT  PLANS

     The key events that are anticipated by management to occur over the next year are the aggressive marketing of our Internet based, transaction driven system in conjunction with the cross-platform, Windows (Windows is a trademark of Microsoft, INC.) compatible version of its Point of Sale Software (POS ), Laboratory Software (LAB ), and Home Office Software (HO ). The aggressive marketing of H-NET portal with Web site and e-commerce site design capabilities, Virtual Trade Show, Continuing education courses, Virtual Lab, and with on-line real-time third party claims processing capabilities. We also plan to increase its share of the ophthalmic software market by actively seeking the acquisition of one or more of its competitors and or suppliers of ophthalmic products. Additionally, we plan to utilize its technology to expand into Medical information processing field through possible acquisition or merger.

     During the next fiscal year, we expect to start updating existing users with new versions of the systems, containing Phase I H-NET components that provide Internet based technology with electronic eligibility checking, claim submission, Lab Order submission and various credit card/debit card functionality. We will continue to identify and develop many other web based services, locate suitable partners and form strategic relationships with as many key players as necessary to assist in the marketing process.

ITEM  7     FINANCIAL  STATEMENTS
-------     ---------------------


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors:
H-Net.Net, Inc.

We have audited the consolidated balance sheet of H-Net.Net, Inc. and its wholly owned subsidiaries as of January 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended January 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of H-Net.Net, Inc. and its wholly owned subsidiaries as of January 31, 2004, and the consolidated results of its operations and its cash flows for the years ended January 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has negative working capital, has a stockholders' deficit and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Bongiovanni & Associates, P.A.
----------------------------------
Bongiovanni & Associates, P.A.


Cornelius, North Carolina

April 16, 2004




                H-NET.NET, INC. & ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF JANUARY 31, 2004
================================================================================

                                                                   Jan. 31, 2004
                                                                   -------------

                            ASSETS
                            ------

CURRENT ASSETS:
---------------
   Cash and cash equivalents                                       $          89
   Prepaid expenses and other assets                                       2,716
                                                                   -------------
      TOTAL CURRENT ASSETS                                                 2,805

FIXED ASSETS
------------
   Furniture and fixtures                                                 17,116
   Vehicles                                                                1,931
   Computer hardware                                                      58,453
   Computer software                                                       1,367
   Accumulated depreciation                                              (57,771)
                                                                   -------------
      NET FIXED ASSETS                                                    21,096

      TOTAL ASSETS                                                 $      23,901
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses                           $      34,832
   Compensation payable to officer                                       350,500
                                                                   -------------
      TOTAL CURRENT LIABILITIES                                          385,332
                                                                   -------------

STOCKHOLDERS' DEFICIT
---------------------
   Common stock ($.001 par value, 100,000,000
     shares authorized; 14,879,877 shares
     issued and outstanding at January 31, 2004)                          14,880
   Preferred stock ($.001 par value; 5,000,000
     shares authorized, no shares issued
     and outstanding at January 31, 2004)                                      -
   Accumulated other comprehensive loss                                 (237,317)
   Additional paid in capital                                         66,184,674
   Retained deficit                                                  (66,323,668)
                                                                   -------------
      TOTAL STOCKHOLDERS' DEFICIT                                       (361,431)
                                                                   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $      23,901
                                                                   =============




The  accompanying  notes  are  an  integral part of these consolidated financial
Statements





                  H-NET.NET, INC. & WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JANUARY 31, 2004 AND 2003
================================================================================

                                                   For  the  Year Ended Jan. 31,
                                                      2004               2003
                                                   ----------         ----------

REVENUES:
---------
   Sales                                          $   131,667        $   129,920

EXPENSES:
---------
   Wages, management and consulting fees              854,212            624,745
   Office, general and administrative                  40,918             37,759
   Professional fees                                1,137,936             92,217
   Travel and promotion                                 5,299             14,396
   Rent expense                                        55,626             48,321
   Bad debt expense                                    19,433             52,501
   Depreciation and amortization                        8,507             11,277
                                                   ----------         ----------
      Total Expenses                                2,121,931            881,216
                                                   ----------         ----------

      Loss from operations                        $(1,990,264)       $  (751,296)

OTHER INCOME (EXPENSE):
-----------------------
   Loss on disposal of available-for-sale
     Securities                                        (7,629)                 -
   Investment income                                    3,358              5,843
                                                   ----------         ----------
      Total other expense                              (4,271)             5,843
                                                   ----------         ----------

      Loss before income taxes                     (1,994,535)          (745,453)

   Provision for income taxes                               -                  -

      NET LOSS                                    $(1,994,535)       $  (745,453)
                                                   ==========         ==========

Basic and fully diluted net loss per
common share:                                     $     (1.67)       $     (0.87)
                                                   ==========         ==========

Weighted average common shares outstanding          1,196,964            861,399
                                                   ==========         ==========






The  accompanying  notes  are  an  integral part of these consolidated financial
Statements




                                  H-NET.NET, INC. & WHOLLY OWNED SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED JANUARY 31, 2004 AND 2003
==================================================================================================================
                                                                                                   Accumulated
                                                                                                   Other
                                                       Additional    Retained    Comprehensive     Comprehensive
                                   Common Stock        Paid-in       Earnings    Income            Income
                              ---------------------
                                Shares      Amount     Capital       (Deficit)   (Loss)            (Loss)
                              ----------   --------    ----------   -----------  -------------     ---------------


Balances, January 31, 2002       740,245   $    740   $64,087,799  $(63,583,680) $           -     $      (149,212)

Net loss for the year                  -          -             -      (745,453)      (745,453)                  -

Foreign exchange adjustment                                                             (8,125)             (8,125)
                                                                                 -------------     ---------------
Unrealized gain on available
for sale securities                                                                     (2,649)             (2,649)
                                                                                 -------------     ---------------
                                                                                      (756,227)
                                                                                 =============

Sale of stock on open market     200,097        200       821,958             -              -                   -
                              ----------   --------    ----------   -----------  -------------     ---------------

Balances, January 31, 2003       940,342   $    940   $64,909,757  $(64,329,133)                   $      (159,986)

Issuance of common shares
for services                     380,785        381     1,274,917             -              -                   -

Net loss for the year                  -          -             -    (1,994,535)    (1,994,535)                  -

Foreign exchange adjustment                                                            (67,883)            (67,883)

Unrealized loss on available
for sale securities                                                                     (9,448)             (9,448)
                                                                                 -------------     ---------------
                                                                                    (2,071,866)
                                                                                 =============

Issuance of common shares
for merger subsequent to
year-end                      13,558,750     13,559             -             -              -                   -
                              ----------   --------    ----------   -----------  -------------     ---------------

Sale of stock on open market           -          -             -             -              -                   -
                              ----------   --------    ----------   -----------  -------------     ---------------

Balances, January 31, 2004    14,879,877   $ 14,880   $66,184,674  $(66,323,668) $           -     $      (237,317)
                              ==========   ========    ==========   ===========  =============     ===============





The  accompanying  notes  are  an  integral part of these consolidated financial
Statements





                  H-NET.NET, INC. & WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 2004 AND 2003
================================================================================

                                                      2004               2003
                                                   ----------         ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                       $(1,994,535)       $  (745,453)
   Adjustments to reconcile net loss to
   net cash (used in) operating activities:
      Depreciation and amortization                     8,507             11,277
      Bad debts                                        19,433             52,501
      Accrued compensation to officers                613,117            345,000
      Reverse split adjustment                        (29,151)                 -
      Issuance of common shares for services        1,275,298                  -
      Issuance of common shares for merger
        subsequent to year-end                         13,559                  -
      Loss on available-for-sale securities             7,629                  -
     (Increase) decrease in operating assets:
         Accounts receivable                          (12,643)            90,389
         Income taxes recoverable                      56,628             73,161
         Prepaid expenses and other assets              4,497              1,280
      Increase (decrease) in operating liabilities
         Accounts payable and accrued expenses         (1,807)             3,569
         Deferred revenue                              (4,571)            (4,985)
                                                   ----------         ----------
         NET CASH (USED IN) OPERATING ACTIVITIES      (44,039)          (173,261)
                                                   ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Proceeds from sales of available-for-sale
     Securities                                         7,642                  -
                                                   ----------         ----------
         NET CASH PROVIDED BY INVESTING
         ACTIVITIES                                     7,642                  -
                                                   ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Sale of common shares on open market                     -            828,362
   Payments on compensation payable to officers      (549,224)           (58,293)
                                                   ----------         ----------
         NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES                                  (549,224)           770,069
                                                   ----------         ----------

Foreign Exchange Adjustment                           (67,883)            (8,125)

         NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                            (653,504)           588,683

CASH AND CASH EQUIVALENTS,
   BEGINNING OF THE YEAR                              653,593             64,910
                                                   ----------         ----------

   END OF THE YEAR                                $        89        $   653,593
                                                   ==========         ==========





The  accompanying  notes  are  an  integral part of these consolidated financial
Statements






                  H-NET.NET, INC. AND WHOLLY OWNED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003
================================================================================

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

Management's  Use  of  Estimates
--------------------------------

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

Deferred  Taxes
---------------

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
            -----------------------------------------------------------

Comprehensive  Income
---------------------

Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. The accumulated other comprehensive loss at January 31, 2004 and 2003 is as follows:

                                                           January 31,
                                                  -----------------------------
                                                     2004               2003
                                                  ----------         ----------
Unrealized loss on securities                    $       -0-        $    (9,448)
Foreign currency translation adjustments            (149,296)          (150,538)
                                                  ----------         ----------
Total accumulated other comprehensive loss       $  (149,296)       $  (159,986)
                                                  ==========         ==========


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

Cash  and  Cash  Equivalents  - For purposes of the Statement of Cash Flows, the
----------------------------
Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Loss Per Share - The Company reports loss per share in accordance with Statement
--------------
of Financial Accounting Standard (SFAS) No.128. Thisstatement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Recent  Accounting  Pronouncements  -  In  June 2001, the Financial Board issued
----------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 does not have a material effect on its consolidated financial condition or consolidated cash flows.

In April of 2002, Statement of Financial Accounting Standards ("SFAS") No. 145 was issued which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. As a result of SFAS No. 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its consolidated financial condition or consolidated cash flows. The Company adopted SFAS 145 on January 1, 2004.

In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS 146 to have an impact its consolidated financial statements.


NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
            -----------------------------------------------------------

Recent  Accounting  Pronouncements  (Cont.)  - In November 2002, the FASB issued
-------------------------------------------
Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees or Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to SFAS No. 123" ("SFAS No. 148"), which provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of SFAS No. 123. SFAS No. 148 also revises the disclosure provisions of SFAS No. 123 to require more disclosure of the method of accounting for stock-based compensation, and requiring disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied from the original effective date of SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 for the quarters ending after December 15, 2002.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15,2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company plans to adopt this Interpretation in the first quarter of its fiscal year.

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its consolidated financial statements.


NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
            -----------------------------------------------------------

Recent  Accounting Pronouncements (Cont.) -In May 2003, the FASB issued SFAS No.
-----------------------------------------
150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company's consolidated financial statements.

NOTE  2     AVAILABLE FOR SALE SECURITIES
            -----------------------------



Available  for  sale  securities  consist  of  the  following  at  January  31:

                                          2004                                     2003
                     --------------------------------------  -------------------------------------------
                     Gross amortized  Unrealized      Fair   Gross amortized   Unrealized        Fair
                     cost             gains (losses)  value  cost              gains (losses)    value
                     ---------------  --------------  -----  ---------------   --------------  ---------
Corporate bonds      $           -0-  $          -0-  $ -0-  $        23,519   $       (8,350) $  15,169
Common stock                     -0-             -0-    -0-            1,200           (1,098)       102
                     ---------------  --------------  -----  ---------------   --------------  ---------

TOTAL                $           -0-  $          -0-  $ -0-  $        24,719   $       (9,448) $  15,271
                     ===============  ==============  =====  ===============   ==============  =========




During the years ended January 31, 2004 and 2003, available for sale securities were sold for total proceeds of $7,642 and $ -0-, respectively. Realized losses were $7,629 and $ -0- in 2004 and 2003, respectively. The change in net unrealized holding loss on available-for-sale securities of $9,448 and $2,649 in 2004 and 2003, respectively, have been charged to accumulated other comprehensive income. Corresponding valuation allowances has offset deferred taxes on the unrealized losses.


NOTE  3     INCOME  TAXES
            -------------

At January 31, 2004 the Company had net operating loss carryforwards of approximately $66,000,000, subject to temporary differences on stock issuances for services rendered that are available to offset future taxable income through the year 2024, and capital loss carryforwards of approximately $479,000 that are available to offset future capital gains that expire at various years through 2008.

The significant components of the Company's deferred income taxes are as follows:

Deferred tax assets (liabilities):

                                                     2004               2003
                                                  ----------         ----------

Net operating losses carried forward             $22,440,000        $21,760,000
Capital losses carried forward                       163,000            163,000
Book and tax base differences on assets                    -                  -
Valuation allowance for future income taxes      (22,603,000)       (21,923,000)
                                                  ----------         ----------

Net deferred income taxes                        $         -        $         -
                                                  ==========         ==========


NOTE  4     CAPITAL  STOCK
            --------------

The Company is authorized to issue 100,000,000 common shares at $0.001 par value per share and 5,000,000 preferred shares at $0.001 par value per share. Rights and privileges of preferred shares will be determined at the time of issuance. No preferred shares were issued to date.


NOTE  4     CAPITAL  STOCK  (CONT.)
            -----------------------

During the year ended January 31, 2003, the Company issued 200,097 common shares for cash receipts of $828,362.

In December of 2003, there was a one-for-thirty two reverse stock split of common shares. All share and per share amounts have been retroactively restated herein.

During the year ended January 31, 2004, approximately 380,785 common shares were issued as compensation for services rendered to the Company and valued at $1,275,298, the aggregate fair market value of the shares at the time of issuance as determined by a third party source. 52,084 of these common shares were issued to a company owned by its officer and 117,000 of these common shares were issued to the Company's officer.

NOTE  5     LEASES
            ------

The Company leases its facilities under an agreement that expires in December 2007. The Company also leases a vehicle at approximately $500 per month. The auto lease agreement expires in March 2004. Minimum rentals under these leases are as follows:

2005     $   28,559
2006         29,223
2007         29,223
         ----------
         $   87,005
         ==========

Rent expense was $55,626 and $48,321 in fiscal years ending January 31,2004 and 2003, respectively.


NOTE  6     LOSS PER SHARE
            --------------

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Basic and diluted loss per share was the same for the fiscal years of 2004 and 2003.

The Company had a 1 for 32 reverse stock split in December 2004. All per share amounts have been adjusted to reflect this split.


NOTE  7     COMMITMENTS  AND  CONTINGENCIES
            -------------------------------

Alphabytes Computer Corporation ("Alphabytes Canada"), a Canadian subsidiary of H-Net.Net, Inc., is a party to a litigation against Guther Slaton, Sally Engle and Profitable Packaging Concepts Inc. This case, which started in 1992 ended in April 1997 with an arbitration award against Alphabytes Canada for approximately $656,000. However, according to Canadian law any order against a Canadian company will need to be re-heard in a Canadian court prior to enforcement. In the opinion of management, the ultimate disposition of this matter will have no material adverse effect on the Company's consolidated financial position or results of operations and accordingly has not been recorded. This subsidiary, along with another wholly-owned subsidiary, was sold to the Company's officer subsequent to the year ended January 31, 2004 via a transfer of all of its common shares to the officer in exchange for $1,000. See Subsequent Events footnote No. 11below for additional discussion.

There are no material funding commitments or other contingencies arising as a consequence of the numerous partnerships and strategic alliances entered into.


NOTE  8     RELATED  PARTY  TRANSACTIONS
            ----------------------------

The Company paid $549,224 and $103,896 in fiscal years ending January 31 2004 and 2003, respectively, for management and financial services of the President, Secretary/Chief Financial Officer and its related company that are provided by them and a related company of theirs.

Effective August 1, 2002, the Company entered into two employment agreements through July 31, 2005. Pursuant to the agreements, two of the Company's officers, one of whom is a majority shareholder, shall receive total combined annual salaries of $375,000 payable in equal monthly payments of $31,250 and a combined 1,000,000 common shares per annum as a bonus, payable annually. In the event of employment termination, the Company would be committed to pay a lump sum severance cash payment to the respective individuals equal to a full twelve months salary among other insurance benefits as disclosed in the Company's Form 8-K dated November 18, 2002. Effective with the merger as discussed in the Subsequent Events footnote below, these aforementioned agreements were amended to reflect a compensation payable to only one of the officers of $350,000 at January 31, 2004. The accompanying financial statements include the effects of this liability at January 31, 2004. All other commitments pertaining to these agreements have been extinguished. Also as part of the transaction, the Company's Board of Directors has been replaced by Donobi Board Members and new officers have been appointed. Donobi has entered into a consulting agreement with a former Company officer and director and has issued common stock to another former officer and director. This represents a commitment to the Company.


NOTE  9     GEOGRAPHIC  REGION  REPORTING
            -----------------------------

Revenues for the years ended January 31, 2004 and 2003 were earned in the following geographic regions:

                                                     2004               2003
                                                  ----------         ----------
      U.S.A.                                     $   116,324        $   131,025
      Latin  America                             $    10,332        $       -0-
      Canada                                     $     3,264        $       642


NOTE 10     GOING  CONCERN  AND  UNCERTAINTY
            --------------------------------

The Company has suffered recurring losses from operations, has negative working capital and has a stockholders' deficit as of December 31, 2003. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:
1) obtain funding from new investors to alleviate the Company's capital deficiency, and 2) implement a plan focusing on the sale of the Company. The
Company's continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.


NOTE 11     SUBSEQUENT  EVENTS
            ------------------

On February 16, 2004, the Company and Donobi, Inc., a unrelated Washington corporation ("Donobi"), executed an addendum and closed on an Acquisition Agreement and Plan of Reorganization (the "Agreement") for the acquisition by the Company, of all of the issued and outstanding stock of Donobi. This transaction was passed upon and approved by a majority of Board of Directors of each company and was codified in the form of a definitive agreement originally executed by the parties on December 30, 2003.

Pursuant to the Agreement, Donobi exchanged all of its issued and outstanding common stock for 13,558,750 shares of newly issued common stock of the Company. As a result of the transaction, a change of control of the Company has occurred and Donobi shareholders, as a group, now hold a majority of the Company's issued and outstanding common stock.

As part of the transaction, the Company's Board of Directors has been replaced by Donobi Board Members and new officers have been appointed. Donobi has entered into a consulting agreement with a former Company officer and director and has issued common stock to another former officer and director. Pursuant to the consulting agreement, the Company entered into a signed promissory note obligation with the former officer on February 2, 2004. The promissory note obligates the Company to pay the former officer $320,500 as follows: $150,000 by February 2, 2004, $61,433 by September 1, 2004, $61,433 by December 1, 2004 and
$61,433 by March 1, 2005. These payments include interest of 9.5% per annum. $30,000 is established as a contingency reserve for the purpose of settling any outstanding claims against the Company for a period of one year from the modified closing date or February 15, 2005. This amount is accrued under Statement of Financial Accounting Standards No. 5 and is included in the $350,500 compensation payable to officer in the accompanying balance sheet at January 31, 2004.

The primary reason for the tax-free merger was to achieve Donobi's objective of being publicly listed on the Over the Counter Bulletin Board. The company is currently in the process of filing a Form 8-K/A with the Securities and Exchange Commission. The Company currently trades on the over the counter market under the trading symbol "HNNT". With the reorganization, the Company is currently now engaged in the business of internet access, web hosting, networking services and web site development and design for customers.

Subsequent to year ended January 31, 2004, two of the Company's wholly-owned subsidiaries were sold to the Company's officer via a transfer of all of each company's common shares to its officer in exchange for $1,000.


ITEM  8     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL  DISCLOSURE
-------     --------------------------------------------------------------------

     None.

ITEM 8A     CONTROLS  AND  PROCEDURES
-------     -------------------------

     Quarterly Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Anton Stephens ("CEO"), and by Christine Stephens, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

     CEO  and  CFO  Certifications.  Attached to this annual report, as Exhibits
31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

     Disclosure Controls and Internal Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

     Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

     Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

     Conclusions. Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

     PART  III

ITEM  9     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
-------     ---------------------------------------------------------

     The following sets forth the names and ages of all the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.

                                FIRST  ELECTED
     NAME               AGE     OR  APPOINTED/TERM               POSITION
---------------         ---     ------------------          -------------------
Anton  Stephens          52             *                   Chairman  and  CEO
Chris  Stephens
(wife  of  CEO)          51        Aug  20/2001             CFO  and   Director

Notes to table: * Elected on December 3, 1994, by our board of directors, to serve as a director until the next annual meeting of our stockholders, and until his successors are elected, qualified and assume their offices. Service as an officer is at the pleasure of the board of directors.

COMPENSATION  OF  DIRECTORS  &  STANDARD  ARRANGEMENTS
------------------------------------------------------

     All members of our board of directors are paid a per diem fee of $300 for attendance at meetings of the board of directors and committees thereof. In addition, if required, they are reimbursed for travel expenses and lodging is arranged for them, at our expense. At such time as adequate funds are available, all of our directors (and officers) will be covered by liability insurance. Outside directors (those who are not our officers or employees) will generally be issued 2500 shares of our common stock as an inducement.

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

     There have been no events under any bankruptcy act, any criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past 5 years.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

We  do  not  have  a separately designated standing audit committee. Pursuant to
Section 3(a) (58) (B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only four (4) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

CODE  OF  ETHICS

     We are presently working with our legal counsel to prepare and adopt a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts if interest between personal and professional relationships
- Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer
-    Compliance  with  applicable  governmental  laws,  rules  and  regulations
- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
-    Accountability  for  adherence  to  the  code

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10     EXECUTIVE  COMPENSATION.
-------     ------------------------



                            GENERAL  -  SUMMARY,  COMPENSATION  TABLE
                            -----------------------------------------

                     ANNUAL  COMPENSATION               AWARDS                   PAYOUTS
                  ---------------------------  ----------------------    -------------------------
Name and                  OTHER ANNUAL         Restricted
Principal  Year   Salary  COMPENSATION  Bonus  Stock           AWARDS    SUOP     SARS   LTIP  OT
Position            ($)        ($)       ($)       ($)           ($)      ($)     (#)    ($)   ($)
---------  ----   ------  ------------  -----  ----------      ------    -------  ----   ----  ---

Anton
Stephens*  2004      ***           ***    ***         ***         ***        ***   ***    ***  ***

Christine
Stephens+  2004      ***           ***    ***         ***         ***        ***   ***    ***  ***

Anton
Stephens*  2003      ***     A$549,224    ***         ***         ***        ***   ***    ***  ***

Christine
Stephens+  2003      ***           ***    ***         ***         ***        ***   ***    ***  ***



LEGEND: SUOP is Securities Underlying Options/Payouts; other is all other compensation

*    Chief  Executive Officer, President and Chairman of the Board of Directors.
+    Secretary
** We paid an annual management fee of $549,225 in fiscal 2004 and $103,896 in fiscal 2003 to Alphabytes Management, Inc., a corporation organized under the laws of the Canadian Province of Ontario and wholly owned by the Stephens Family. In fiscal 2004, we also paid 52,084 common shares to this entity valued at $200,003 at the date of issuance.

     Mr. Stephens is provided with use of a vehicle on which the H-NET spent $4,000. He also received 117,000 shares of our common stock in fiscal 2004 valued at $327,600 at the date of issuance.

     A  =  Paid  to  Mrs.  Stephens.

ITEM 11     SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------     ----------------------------------------------------------------

PARENTS  OF  THE  COMPANY

     The following table discloses all persons who are parent of the Company (as such term is defined in Securities and Exchange Commission Regulation C), showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.

                                                %  OF  VOTING       OTHER  BASIS
                      BASIS  FOR                SECURITIES          FOR
      NAME            CONTROL                   OWNED               CONTROL
----------------      ----------------------    -------------       ------------
Stephens  Family      Stock Ownership 5.20%         5.20%               None
Donobi,  Inc,  *      Stock Ownership 91.12%       91.12%               None

     *  =  See  below  for  detailed  discussion.

TRANSACTION  WITH  PROMOTERS,  IF  ORGANIZED  WITHIN  THE  PAST  FIVE  YEARS

     Neither  we nor our subsidiaries were organized within the past five years.

PRINCIPAL  STOCKHOLDERS

     The following sets forth the security ownership of our management and any of our holders of common stock known to own 5% or more of our issued and outstanding common stock, as of January 31, 2004. As of the date of this Current Report, the following persons (including any "group" are, based on information available to the Company, beneficial owners of more than five percent of the Company's common stock (its only class of voting securities):



TITLE OF CLASS     NAME AND ADDRESS OF     AMOUNT AND NATURE OF     PERCENT OF CLASS
                   BENEFICIAL OWNER        BENEFICIAL OWNER
-----------------  -------------------     --------------------     ----------------

Common Stock       Stephens  Family        Record & Beneficial            5.20%
                   202-7100  Woodbine      773,450  shares
                   Avenue,  Markham,
                   ON  L3RT  5J2

Common Stock       Donobi,  Inc.  *        Record & Beneficial           91.12%
                   2536  Chico  Way        13,558,750  shares
                   Bremerton, WA
                   98312

     *  =  See  below  for  detailed  discussion.




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


TITLE OF CLASS     NAME AND ADDRESS OF     AMOUNT AND NATURE OF     PERCENT OF CLASS
                   BENEFICIAL OWNER        BENEFICIAL OWNER
-----------------  -------------------     --------------------     ----------------

Common Stock       Stephens  Family        Record & Beneficial            5.20%
                   202-7100  Woodbine      773,450  shares
                   Avenue,  Markham,
                   ON  L3RT  5J2

Common Stock       Donobi,  Inc.  *        Record & Beneficial           91.12%
                   2536  Chico  Way        13,558,750  shares
                   Bremerton, WA
                   98312

     -  =  See  below  for  detailed  discussion.




Owned  of  record  by  Pinewood  Resources.


ITEM 12     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------     --------------------------------------------------

     Neither the Company nor any of its subsidiaries have any other arrangements to compensate its directors, other than the management agreement pursuant to which the H-NET paid an annual management fee of $549,225 in 2004, $103,896 in 2003. (Total compensation taken by Anton Stephens and Chris Stephens for full time employment), to Alphabytes Management INC., a corporation organized under the laws of the Canadian Province of Ontario. Alphabytes Management, Inc., one of the Company's principal stockholders, is owned by the Stephens family.

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

                   RELATIONSHIP    NATURE OF INTEREST   AMOUNT OF
     NAME          TO  COMPANY     IN  THE  COMPANY     INTEREST        YEAR
---------------    ------------    ------------------   --------   -------------
Anton  Stephens    Officer,                +            $  4,000   2003 and 2002
                   Director &
                   Principal
                   Stockholder

+    Mr.  Stephens  is  provided  with  use  of  a vehicle for which H-NET pays.


     During the year ended January 31, 2003, we issued 200,097 common shares for cash receipts of $828,362.

     In December of 2003, there was an one-for-thirty two reverse stock split of our common shares. All share and per share amounts have been retroactively restated herein.

     During the year ended January 31, 2004, approximately 380,785 common shares were issued as compensation for services rendered to us and valued at $1,275,298, the aggregate fair market value of the shares at the time of issuance as determined by a third party source. 52,084 of these common shares were issued to a company owned by its officer and 117,000 of these common shares were issued to our officer.

     PART  IV
     --------

ITEM 13     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------     -----------------------------------------------------------------
           (a)  The  following  documents  are filed as a part of this Report:
           (1)  Financial  Statements.  The following Financial Statements are
                ---------------------
                filed  as  part  of  this  Report:

     Report  of  Independent  Public  Accountants
     Balance  Sheets,  January  31,  2004
     Statements  of  Operations,  Year  Ended  January  31,  2004
     and  Year  Ended  January  31,  2003.
     Statement  of  Stockholders'  Equity  (Deficit)
     Statement  of  Cash  Flows,  Year  Ended  January  31,  2004
     and  Year  Ended  January  31,  2003
     Notes  to  Financial  Statements

           (2)  Exhibits.  The following exhibits are filed as part of this
                ---------
                Report:

     Exhibit  No.                         Item
     ------------    -----------------------------------------------------------
        2.0          Current  Report  on  Form  8-K  (1)
        3.1          Articles of Incorporation of Registrant dated May 16, 1986
                     (1)
        3.2          Bylaws  of  Registrant.  (1)
       14.1          Code  of  Ethics
       31.1.         Rule 13a-14(a)/15d-14(a) Certifications of CEO
       31.2.         Rule 13a-14(a)/15d-14(a) Certifications of CFO
       32.1.         Section  1350  Certifications  of  CEO
       32.2.         Section  1350  Certifications  of  CFO

     We issued no reports on Form 8-K during the three months ended January 31, 2004, however, we did issue a report on 8-K subsequent to year-end which is material. Key components are as follows:

     On February 16, 2004, we and Donobi, Inc., a unrelated Washington corporation ("Donobi"), executed an addendum and closed on an Acquisition Agreement and Plan of Reorganization (the "Agreement") for the acquisition by us, of all of the issued and outstanding stock of Donobi. This transaction was passed upon and approved by a majority of Board of Directors of each company and was codified in the form of a definitive agreement originally executed by the parties on December 30, 2003.

     Pursuant to the Agreement, Donobi exchanged all of its issued and outstanding common stock for 13,558,750 shares of our newly issued common stock. As a result of the transaction, a change of control of us has occurred and Donobi shareholders, as a group, now hold a majority of our issued and outstanding common stock.

     As part of the transaction, our Board of Directors has been replaced by Donobi Board Members and new officers have been appointed. Donobi has entered into a consulting agreement with our former officer and director and has issued common stock to another former officer and director. Pursuant to the consulting agreement, we entered into a signed promissory note obligation with the former officer on February 2, 2004. The promissory note obligates us to pay the former officer $320,500 as follows: $150,000 by February 2, 2004, $61,433 by September 1, 2004, $61,433 by December 1, 2004 and $61,433 by March 1, 2005. $150,000 was
paid in February 2004. These payments include interest of 9.5% per annum. $30,000 is established as a contingency reserve for the purpose of settling any outstanding claims against us for a period of one year from the modified closing date or February 15, 2005. This amount is accrued under Statement of Financial Accounting Standards No. 5 and is included in the $350,500 compensation payable to officer in the accompanying audited balance sheet at January 31, 2004.

     Also subsequent to year ended January 31, 2004, two of our wholly-owned subsidiaries were sold to our officer via a transfer of all of each company's common shares to its officer in exchange for $1,000.

ITEM 14     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICE.
-------     ------------------------------------------

     The firm of Bongiovanni and Associates, PA, CPA's serves as our independent public accountants during the fiscal years ended January 31, 2004 and January 31, 2003.

     Set forth below is a summary of the fees paid to our principal accountants for the past two years for the professional services performed for us.

AUDIT  FEES.

     We agreed to pay Bongiovanni & Associates a total of $31,200 and $23,650 for professional services rendered for the audits of the Company's financial statements for the fiscals year ended January 31, 2004 and 2003, respectively, and for their review of the financial statements included in the Company's quarterly reports on Form 10-QSB for all three quarters of the aforementioned fiscal year ends.

AUDIT-RELATED  FEES.

None

TAX  FEES

     We paid Bongiovanni & Associates a total of $1,750 and $4,730, for tax advisory services performed for us during the fiscal year ended January 31, 2004 and 2003, respectively.

ALL  OTHER  FEES

None

Audit Fees. These are fees for professional services for our audit of the annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements. Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

PRE-APPROVAL  POLICY  FOR  AUDIT  AND  NON-AUDIT  SERVICES

     We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to the Company by Bongiovanni were pre-approved by our Board of Directors.

     We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(1)  DOCUMENTS  INCORPORATED  BY  REFERENCE:
     ---------------------------------------

Current  Report  on  Form  8-K,  filed  on  March  2,  2004.
Articles  of  Incorporation  of  Registrant  dated  May  16,  1996
Bylaws  of  Registrant
Report  on  the  32-1  stock  split  effective  December  2003




                           --Signature Page Follows--

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         H-NET.NET
                                         ---------
                                        (Registrant)


April  29,  2004


                                         /s/  William  Wright  III
                                         -------------------------
                                         William  Wright  III
                                         President & Chief Executive Officer


April  29,  2004


/s/  Terry  L.  Stein
---------------------
Terry  L.  Stein
Chief  Financial  Officer


April  29,  2004



/s/  Anton  Stephens
--------------------
Anton  Stephens
Former  President  and  Chief  Executive  Officer


April  29,  2004


/s/  Christine  Stephens
------------------------
Christine  Stephens
Former  Chief  Financial  Officer