Form 10QSB
period 2004-04-30
H NET NET
filed 2004-06-18
CIK 831232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1994.
                  For the Quarterly period ended April 30, 2004

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
            For the transition period from __________ to ___________

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

                    3256 CHICO WAY NW, BREMERTON, WA. 98312
                    ---------------------------------------
           (Address of principal executive offices)     (Zip Code)

                                  360-782-4477
                                  ------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing
requirements  for  the  past  90  days.         [X]     YES          [  ]     NO



Number  of  shares  of  common  stock  outstanding  as  of
June  18,  2004:  14,880,007


Number of shares of preferred stock outstanding as of June 18, 2004: -0-

                              INDEX TO FORM 10-QSB:

PART  I   FINANCIAL STATEMENTS                                             PAGE
                                                                         NUMBER
-------                                                                  ------

Item 1    Consolidated Balance Sheet,                                         3
          April 30, 2004 (unaudited)

          Consolidated Statements of Operations for the Three
          Months Ended April 30, 2004 and April 30, 2003 (unaudited)          4

          Consolidated Statement of Stockholders' Deficit for the Three
          Months Ended April 30, 2004 and April 30, 2003 (unaudited)          5

          Consolidated Statements of Cash Flows for the Three Months
          Ended April 30, 2004 and April 30, 2003 (unaudited)                 6

          Notes to Consolidated Financial Statements                      7 - 8

Item 2    Management Discussion and Analysis of Consolidated Financial   9 - 11
          Conditions and Consolidated Results of Operations

Item 3    Quantitative and Qualitative Disclosures About Market Risk         11

Item 4    Controls and Procedures                                            11

PART II   OTHER INFORMATION
-------   -----------------

Item 1    Legal Proceedings                                                  11

Item 2    Changes in Securities                                              11

Item 3    Defaults Upon Senior Securities                                    11

Item 4    Submission of Matters to a Vote of Security Holders                11

Item 5    Other Information                                                  11

Item 6    Exhibits and Reports on Form 8-K                                   11


                H-NET.NET, INC. & ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF APRIL 30, 2004
=============================================================================


                                     ASSETS
                                     ------


                                                               April 30, 2004
                                                               --------------

CURRENT ASSETS:
---------------
   Cash and cash equivalents                                   $       62,195
   Accounts receivable, net of allowance for
     doubtful accounts of $15,037                                      96,912
   Costs incurred in excess of billings                                64,092
   Prepaid expenses and other current assets                           18,144
                                                               --------------
      TOTAL CURRENT ASSETS                                            241,343

FIXED ASSETS
------------
   Furniture and fixtures                                              53,174
   Vehicles                                                            37,639
   Computer hardware                                                  322,163
   Tenant improvements                                                  6,839
   Accumulated depreciation                                          (152,259)
                                                               --------------
      TOTAL NET FIXED ASSETS                                          267,556

OTHER ASSETS
------------
   Intangible assets, net of accumulated
     amortization of $16,304                                          504,454
   Deposits                                                            21,645
                                                               --------------
      TOTAL OTHER ASSETS                                              526,099

      TOTAL ASSETS                                             $    1,034,998
                                                               ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses                       $      338,062
   Deferred revenue                                                   156,831
   Current portion of capitalized lease obligation                     11,808
   Current portion of notes payable                                   558,000
                                                               --------------
      TOTAL CURRENT LIABILITIES                                     1,064,701
                                                               --------------

LONG-TERM DEBT
--------------
   Notes payable                                                       23,499
   Capitalized lease obligation                                        10,030
                                                               --------------
      TOTAL LONG-TERM DEBT                                             33,529
                                                               --------------

STOCKHOLDERS' DEFICIT
---------------------
   Common stock ($.001 par value, 100,000,000
     shares authorized; 14,880,007 shares
     issued and outstanding at April 30, 2004)                         14,880
   Preferred stock ($.001 par value; 5,000,000
     shares authorized, no shares issued
     and outstanding at April 30, 2004)                                     -
   Treasury stock                                                      (2,274)
   Additional paid in capital                                       1,332,370
   Additional paid in capital - treasury stock transactions           232,509
   Retained deficit                                                (1,640,717)
                                                               --------------
      TOTAL STOCKHOLDERS' DEFICIT                                     (63,232)
                                                               --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $    1,034,998
                                                               ==============





                H-NET.NET, INC. & ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 2004 AND 2003
=========================================================================

                                           For the Three Months Ended April 30,
                                                      2004        2003
                                                   ----------  ----------


REVENUES:
---------
   Sales                                           $  653,221  $  546,900
   Cost of sales                                     (282,423)   (209,034)
                                                   ----------  ----------
      Gross profit                                    370,798     337,866

EXPENSES:
---------
   Advertising                                          9,069      13,740
   Salaries, wages and related taxes                  253,919     216,429
   Depreciation                                        17,663      15,366
   Amortization                                         3,045       7,173
   Dues and subscriptions                               2,157         994
   Insurance                                           20,519      16,659
   Office supplies                                     12,041       7,105
   Finance, credit card and bank charges                6,815       5,118
   Other general and administrative                    16,261      11,827
   Taxes and licenses                                  12,356       9,492
   Postage and delivery                                 8,559       5,979
   Professional fees                                   25,472      14,984
   Repairs and maintenance                              2,162       1,031
   Telephone                                           12,947      15,326
   Travel and entertainment                             6,108       4,118
   Rent                                                19,624      20,595
   Utilities                                            1,404         410
   Bad debts                                            9,779           -
                                                   ----------  ----------
      Total Expenses                                  439,900     366,346
                                                   ----------  ----------

      Loss from operations                         $  (69,102) $  (28,480)

OTHER INCOME (EXPENSE):
-----------------------
   Loss on disposal of fixed assets                   (22,901)          -
   Interest expense                                    (5,388)     (5,267)
   Other income                                            22       1,332
                                                   ----------  ----------
      Total other expense                             (28,267)     (3,935)
                                                   ----------  ----------

      Net loss before income taxes                    (97,369)    (32,415)

      Provision for income taxes                            -           -
                                                   ----------  ----------

      NET LOSS                                     $  (97,369) $  (32,415)
                                                   ==========  ==========

Basic and fully diluted net loss per common share: $    (0.01) $    (0.03)
                                                   ==========  ==========

Weighted average common shares outstanding         14,879,942     940,342
                                                   ==========  ==========






                H-NET.NET, INC. & ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 2004 AND 2003
=========================================================================

                                                      2004        2003
                                                   ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                        $  (97,369) $  (32,415)
   Adjustments to reconcile net loss to net
   cash (used in) operating activities:
      Depreciation                                     17,663      15,366
      Amortization                                      3,045       7,173
      Bad debts                                         9,779           -
      Treasury stock tendered for compensation         29,735           -
     (Increase) decrease in operating assets:
         Accounts receivable                           21,146      26,258
         Costs incurred in excess of billings          (3,027)          -
         Prepaid expenses and other assets             (4,365)       (204)
      Increase (decrease) in operating liabilities
         Accounts payable and accrued expenses       (115,168)    (57,655)
         Deferred revenue                              (3,204)        700
                                                   ----------  ----------
         NET CASH (USED IN) OPERATING ACTIVITIES     (141,765)    (40,777)
                                                   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  (Increase) decrease in deposits                      15,595      (5,963)
   Purchases of fixed assets                          (13,202)    (53,375)
                                                   ----------  ----------
         NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                           2,393     (59,338)
                                                   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Principal repayments under capitalized
     lease obligation                                  (2,709)       (274)
   Borrowings on notes payable                              -      60,000
   Principal repayments on notes payable              (94,258)    (29,036)
   Treasury stock resold to investors                 250,000           -
   Sale of common shares                                    -      62,000
                                                   ----------  ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES    153,033      92,690
                                                   ----------  ----------

         NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                          13,661      (7,425)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF THE PERIOD                             48,534      38,656
                                                   ----------  ----------

   END OF THE PERIOD                               $   62,195  $   31,231
                                                   ==========  ==========

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH
FINANCING ACTIVITIES:

   Treasury stock tendered for compensation        $   29,735  $        -
                                                   ==========  ==========





                                H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED APRIL 30, 2004 AND APRIL 30, 2003

1.     ACCOUNTING  POLICIES

(a)    REVERSE  MERGER

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

The acquisition resulted in a tax-free exchange for federal and state income tax purposes. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No. 16 wherein the shareholders of Donobi, Inc., the accounting acquirer, retained the majority of the outstanding common stock of the Company, the legal acquirer, after the merger. H-Net.net, Inc. had miniscule prior operating history. Therefore, for presentation purposes herein, the accounts of Donobi, Inc. are presented for the three months ended April 30, 2004 and April 30, 2003 for comparative purposes.

(b)    BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at April 30, 2004, the results of operations for the three month period ended April 30, 2004 and 2003, and cash flows for the three months ended April 30, 2004 and 2003. The results for the period ended April 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2005. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2003 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

(c)    PRINCIPLES  OF  CONSOLIDATION

All  subsidiaries  have  been included in the consolidated financial statements.
All  intercompany  accounts  have  been  eliminated.

(d)    FIXED  ASSETS

Fixed assets are stated at cost less accumulated depreciation. Expenditures over $1,000 that would increase the value or extend the useful life of property and equipment are capitalized. Depreciation is provided on a straight-line basis over the estimated useful life of the assets that range from 5 years for equipment to 7 years for furniture.

(e)    GOING  CONCERN

We have suffered recurring losses from operations, have a negative book value and have negative working capital as of April 30, 2004. In addition, we have yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to our ability to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:
1) obtain funding from new investors to alleviate our working capital and book value deficiencies, and 2) implement a cost reduction plan and a plan to increase sales. Our continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

(f)    MANAGEMENT'S  USE  OF  ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
Actual  results  could  differ  from  those  estimates.

(g)    REVENUE  RECOGNITION

Revenues are recognized when the products are shipped. Internet related revenues are recorded when they are rendered and earned. Revenues from support and maintenance contracts are recognized over the term of the contract. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

We follow the percentage of completion method of accounting for contracts. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset in the accompanying balance sheet.

(h)    LOSS  PER  SHARE

We report loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

                                H-NET.NET, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED APRIL 30, 2004 AND APRIL 30, 2003

2.     CAPITAL  STOCK

We are authorized to issue 100,000,000 and 5,000,000 common and preferred shares, respectively, with a par value of $.001.

3.     EARNINGS  (LOSS)  PER  SHARE

Earnings (loss) per share are calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption is as follows:

          Quarter  Ended  April  31,  2004    -  14,879,942
          Quarter  Ended  April  30,  2003    -     940,342

5.     COMMITMENTS

We lease our main office facilities, from a party related through common ownership, under an agreement that expires in February 2008. We also lease other office facilities on a month-to-month basis of $800 per month and lease our server room under a lease of $150 per month. This lease expires on November 30, 2004. Minimum rentals under the non-cancelable leases exceeding one year are as follows:

2005      $  43,499
2006         44,112
2007         50,855
2008         51,468
2009          8,578
          ---------
          $ 198,512
          =========

Rent expense was $19,624 and $20,595 in the fiscal quarters ending April 30, 2004 and 2003, respectively.

                                H-NET.NET, INC.
              THREE MONTHS ENDED APRIL 30, 2004 AND APRIL 30, 2003

                                    PART  I
                                    -------

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at April 30, 2004, the results of operations for the three month period ended April 30, 2004 and 2003, and the cash flows for the three months ended April 30, 2004 and 2003. The results for the period ended April 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2005.

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


                                H-NET.NET, INC.
              THREE MONTHS ENDED APRIL 30, 2004 AND APRIL 30, 2003

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

ABOUT H-NET
-----------

H-NET.NET, Inc. is an Internet service provider ("ISP") offering Internet connectivity and digital video to individuals, businesses, organizations, educational institutions and government agencies. We provide high quality, reliable and scalable Internet access, web hosting and development, equipment co-location, and networking services to underserved markets. Our overall strategy is to become the dominant Internet service provider for residents and small to medium-sized businesses within rural and semi-rural areas in the Western United States. Our current business is focused within the states of Washington and Oregon.

Our principal executive offices are located at 3256 Chico Way NW, Bremerton, Washington, 98312, and our telephone number is (360) 782-4477. We also maintain an Internet site on the World Wide Web ("WWW") at www.donobi.com. Information contained on our Web site is not and should not be deemed to be, a part of this Report.

Our business plan includes, among other things, expansion of its Internet access services through mergers and acquisitions, the development of its web hosting and development services, the development of its networking services, deployment of shared tenant contracts, and expansion of its digital video subscriber base. Execution of our business plan will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Current cash balances will not be sufficient to fund our current business plan beyond the next few months. As a consequence, we are currently focusing on revenue enhancement and negotiating new and more favorable vendor contracts. We continue to seek additional convertible debt or equity financing as well as the placement of a credit facility to fund our liquidity. There can be no assurance that we will be able to raise additional capital on satisfactory terms or at all.

RESULTS  OF  OPERATIONS
-----------------------

The first quarter of fiscal 2005 marked a distinct change in our business. In February of 2004, we purchased DONOBi, Inc. (a Washington Corporation), an
Internet solutions provider to underserved markets. Upon the closing of the transaction DONOBi's management resumed the same roles within H-NET, thus changing control of the company. During this same period, H-NET.NET, Inc. sold off its unprofitable subsidiaries, H-NET.COM INC. (Canada) and AlphaBytes Computer Corporation (Canada) for an insignificant and miniscule gain. The moves represent management's commitment to improving revenues and eliminating unprofitable business lines.

H-NET.NET, Inc. and its subsidiary, DONOBi, Inc., will focus on expanding its Internet service provider business lines and the markets served.
Sales were $653,221 for the three months April 30, 2004 compared to sales of $546,900 for the three months ended April 30, 2003. This revenue increase of 19% for the three months ended April 30, 2004 is primarily attributed to an increase in recurring service fees for internet, hosting, video, consulting and maintenance fees.

Cost of sales was $282,423 for the three months April 30, 2004 compared to cost of sales of $209,034 for the three months ended April 30, 2003. This cost of sales increase of 35% for the three months ended April 30, 2004 is primarily attributed to an increase in sales. Gross profit of 57% and 61%, for the quarters ended April 30, 2004 and 2003, respectively, remained relatively constant between quarters.


                                H-NET.NET, INC.
              THREE MONTHS ENDED APRIL 30, 2004 AND APRIL 30, 2003

Costs of sales consist primarily of upstream and downstream connectivity costs and include the cost of equipment resold to customers. Connectivity costs include (i) fees paid to telecommunications companies and other non-related third parties for subscribers connections to our network (ii) fees paid to backbone providers for connections from our network to the Internet. The increase also resulted primarily from variable retail sales of equipment to network consulting customers, as well as, price increases for connectivity costs, thus having the decreased effect on gross profit margins.

Expenses of $439,900 for the three months ended April 30, 2004 increased 20% from the similar period ended April 30, 2003 of $366,346 primarily because of additional professional and consulting fees related to the DONOBi, Inc. acquisition totaling $25,472 and bad debt totaling $9,779 expensed during the quarter ending April 30, 2004.

Advertising consists primarily of creative and production costs, costs of media placement and direct advertising. Advertising costs are expensed as incurred. Advertising accounted for $9,069 for the three months ended April 30, 2004 compared to $13,740 for the prior quarter last year.

Depreciation and Amortization for the three months ended April 30, 2004 totaled $20,708 compared to $22,539 in the prior quarter last year.

Interest expense for the three months ended April 30, 2004, totaled $5,388 compared to $5,267 in the prior quarter last year.

Net loss for the three months ended April 30, 2004 was $(97,369) in comparison with $(32,415) for the three months ended April 30, 2003.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

HNET prior financing of operations was primarily though sales of equity securities. Our financing of operations to date has consisted of private sales of equity securities, loans from shareholders, loans from third parties, less cash flow used in operations. As of April 30, 2004, we had $62,195 in cash and net accounts receivable totaling $91,912.

As of April 30, 2004, we had past due notes totaling $84,669. We have discussed these past due amounts with the note holders and continued to make payments on the related notes. We are currently developing a plan to restructure or retire these notes on terms acceptable to the note holders and us.

Operating activities had a net usage of cash in the amount of $141,765 during the three months ended April 30, 2004 reflecting mainly an excess of expenditures over revenues along with a decrease in accounts payable.

Net cash provided by investing activities was $2,393 for the three months ended April 30, 2004 as compared with net cash used in operating activities of $59,338 for the same period ended April 30, 2003. The increase in cash used was primarily attributable to a decrease in deposits less purchases of fixed assets.

Net cash provided by financing activities was for the three months ended April 30, 2004 was $153,033 as compared with net cash provided by financing activities of $92,690 for the three months ended April 30, 2003. The increase is attributable to $250,000 in proceeds from the sale of treasury shares during the quarter ended April 30, 2004 less principal repayments on notes payable and capitalized lease obligations.

The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Our principal capital expenditure requirements will include (i) mergers and acquisitions (ii) development of operational support systems and (iii) additional product lines to be introduced and sold to our current customers.


                                H-NET.NET, INC.
              THREE MONTHS ENDED APRIL 30, 2004 AND APRIL 30, 2003

If additional capital financing arrangements, including public or private sales of debt or equity, or additional borrowings from commercial banks, are insufficient or unavailable, or we experience shortfalls in anticipated revenues or increases in anticipated expenses, we will modify our operations and growth strategies to match available funding. Additionally, the our ability to continue as a going concern is dependent upon our continued operations that in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, to achieve the objectives of its business plan and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Our cash position increased to $62,195 from the $48,534 at April 30, 2004. The increase was attributable to $250,000 of treasury stock sold to investors.
Specifically, in the first quarter ended April 30, 2004, we sold 250,000 treasury shares at $1.00 per share with a cost basis of $.07 to private investors. The gain on the sale of treasury stock was credited to Additional Paid on Capital - Treasury Stock Transactions in accordance with the par value method of accounting. We also tendered 425,000 treasury shares to officers and employees for compensation purposes. These shares were valued at $29,735, the fair value of services rendered. We continue to maintain a reasonable cash reserve. Retained deficit increased to $(1,640,717) at April 30, 2004 from $(1,543,348) since January 31, 2004 due to the net loss of $97,369.

     "SAFE HARBOR" STATEMENT

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not retain or grow our subscriber base, including residential and commercial services customers, (2) we will not improve EBITDA, profitability or product margins, (3) we will not continue to achieve operating efficiencies, (4) we will not be competitive with existing or new competitors, (5) we will not keep up with industry pricing or technological developments impacting the Internet, (6) needed financing will not be available to us if and as needed, and (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

ITEM 3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK
-------     --------------------------------------------------------------

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM 4.     CONTROLS  AND  PROCEDURES
-------     -------------------------

(a) As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e)) pursuant to the Exchange Act Rule 13(a)-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.


                                H-NET.NET, INC.
              THREE MONTHS ENDED APRIL 30, 2004 AND APRIL 30, 2003

(b) No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                H-NET.NET, INC.
              THREE MONTHS ENDED APRIL 30, 2004 AND APRIL 30, 2003

                                    PART II
                                    -------

ITEM 1.     LEGAL  PROCEEDINGS
-------     ------------------

We are aware of certain various alleged claims made against it. Our attorney has opined to the Company, and management concurs, that the effects of any unfavorable outcomes to us are remote and immaterial.

ITEM 2.     CHANGES  IN  SECURITIES
-------     -----------------------

During the first quarter ended April 30, 2004, we issued 130 restricted common shares to shareholders with respect to a ratio exchange attributable to the aforementioned merger.

During the first quarter ended April 30, 2004, we sold 250,000 restricted treasury shares at $1.00 per share with a cost basis of $.07 to private investors.

During the first quarter ended April 30, 2004 we tendered 425,000 restricted treasury shares to officers and employees for compensation purposes.

ITEM 3.     DEFAULTS  UPON  SENIOR  SECURITIES
-------     ----------------------------------

None.

ITEM 4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-------     -----------------------------------------------------------

The majority of our Board of Directors voted in favor of executing an aforementioned addendum to the Acquisition Agreement and Plan of Reorganization (the "Agreement") for our acquisition of all of the issued and outstanding stock of Donobi, Inc.

ITEM 5.     OTHER  INFORMATION
-------     ------------------

None.

ITEM 6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------     -------------------------------------

On March 2, 2004 and May 25, 2004, we filed an 8-K and related 8-K/A, respectively, that disclosed the aforementioned merger with Donobi, Inc.

Forms  8-K  and  related  exhibits  thereto  are  incorporated  by  reference.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.


H-NET.NET,  Inc.
(Registrant)


By:    /s/  William  Wright  III
       -------------------------
       William  Wright  III
       President  and  Chief  Executive  Officer
      (Principal  Executive  Officer)

Date:  June  18,  2004




By:    /s/  Terry  L.  Stein
       ---------------------
       Terry  L.  Stein
       Chief  Financial  Officer

Date:  June  18,  2004