Form 10QSB
period 2004-07-31
H NET NET
filed 2004-09-14
CIK 831232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1994.
                  For the quarterly period ended July 31, 2004

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                        For the transition period fromto

                       Commission File Number: 33-20783-D

                        DONOBI, INC. (FKA H-NET.NET INC.)
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

                     NEVADA                                84-1064958
                     ------                                ----------
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


Number  of  shares  of  common  stock  outstanding  as  of
September  14,  2004:  14,890,007


Number of shares of preferred stock outstanding as of September 14, 2004: -0-

INDEX  TO  FORM  10-QSB:

PART  I   FINANCIAL  STATEMENTS                                      PAGE NUMBER
-------                                                              -----------

Item  1   Consolidated  Balance  Sheet,                                        3
          July  31,  2004  (unaudited)

          Consolidated Statements of Operations for the Three and Six
          Months Ended July 31, 2004 and July 31, 2003 (unaudited)             4

          Consolidated Statement of Stockholders' Deficit for the
          Six Months Ended July 31, 2004 and July 31, 2003 (unaudited)         5

          Consolidated Statements of Cash Flows for the Six Months
          Ended July 31, 2004 and July 31, 2003 (unaudited)                    6

          Notes  to  Consolidated  Financial Statements                    7 - 8

Item  2   Management Discussion and Analysis of Consolidated Financial     9 -11
          Conditions  and  Consolidated  Results  of  Operations

Item  3   Quantitative and Qualitative Disclosures About Market Risk          11

Item  4   Controls  and  Procedures                                           11

PART II   OTHER  INFORMATION
-------   ------------------

Item  1   Legal  Proceedings                                                  11

Item  2   Changes  in  Securities                                             11

Item  3   Defaults  Upon  Senior  Securities                                  11

Item  4   Submission of Matters to a Vote of Security Holders                 11

Item  5   Other  Information                                                  11

Item  6   Exhibits  and  Reports  on  Form  8-K                               11




                  DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF JULY 31, 2004
================================================================================

                            ASSETS                                July 31, 2004
                            ------                                -------------

CURRENT  ASSETS:
----------------
   Cash and cash equivalents                                      $      40,950
   Accounts receivable, net of allowance for
   doubtful accounts of $26,452                                         129,065
   Costs incurred in excess of billings                                  77,829
   Prepaid expenses and other current assets                             29,019
                                                                  -------------
      TOTAL CURRENT ASSETS                                              276,863

FIXED  ASSETS
-------------
   Furniture and fixtures                                                53,174
   Vehicles                                                              37,639
   Computer hardware                                                    380,086
   Tenant improvements                                                    6,839
   Accumulated depreciation                                            (171,428)
                                                                  -------------
      TOTAL NET FIXED ASSETS                                            306,310

OTHER  ASSETS
-------------
   Intangible assets, net of accumulated amortization of $19,349        501,410
   Deposits                                                               9,134
                                                                  -------------
      TOTAL OTHER ASSETS                                                510,544

      TOTAL ASSETS                                                $   1,093,717
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES
--------------------
   Accounts payable and accrued expenses                          $     339,699
   Deferred revenue                                                     131,308
   Current portion of capitalized lease obligations                      28,774
   Current portion of notes payable                                     484,655
                                                                  -------------
      TOTAL CURRENT LIABILITIES                                         984,436
                                                                  -------------

LONG-TERM  DEBT
---------------
   Notes payable                                                        166,303
   Capitalized lease obligations                                         40,384
                                                                  -------------
      TOTAL LONG-TERM DEBT                                              206,687
                                                                  -------------

STOCKHOLDERS'  DEFICIT
----------------------
   Common stock ($.001 par value, 100,000,000 shares
   authorized; 14,890,007 shares issued and outstanding
   at July 31, 2004)                                                     14,890
   Preferred stock ($.001 par value; 5,000,000 shares
   authorized, no shares issued and outstanding
   at July 31, 2004)                                                          -
   Treasury stock                                                        (2,274)
   Additional paid in capital                                         1,339,360
   Additional paid in capital - treasury stock transactions             232,509
   Retained deficit                                                  (1,681,891)
                                                                  -------------
      TOTAL STOCKHOLDERS' DEFICIT                                       (97,406)
                                                                  -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $   1,093,717
                                                                  =============




                            DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2004 AND 2003
===============================================================================================================

                                         For the Three Months Ended July 31,    For the Six Months Ended July 31,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------


REVENUES:
---------
   Sales                                  $    685,792        $    607,081       $  1,339,013      $  1,153,982
   Cost of sales                              (259,103)           (319,938)          (541,526)         (528,971)
                                          ------------        ------------       ------------      ------------
      Gross profit                             426,689             287,143            797,487           625,011

EXPENSES:
---------
   Advertising                                  14,424              16,258             23,493            29,998
   Salaries, wages and related taxes           241,248             263,815            495,166           480,243
   Depreciation                                 19,168              15,366             36,832            30,732
   Amortization                                  3,045               7,414              6,090            14,587
   Dues and subscriptions                        1,838                 976              3,995             1,971
   Insurance                                    23,296              19,799             43,815            36,457
   Office supplies                              17,920              15,879             29,961            30,459
   Finance, credit card and bank charges         8,119              21,610             14,934            26,728
   Other general and administrative             17,913               6,256             34,174            10,609
   Taxes and licenses                           11,852               6,890             24,208            16,382
   Postage and delivery                          4,064               6,379             12,623            12,358
   Professional fees                            41,210              31,670             66,682            46,655
   Repairs and maintenance                       4,147               2,391              6,309             3,423
   Telephone                                    13,913              14,751             26,860            30,077
   Travel and entertainment                      7,186              14,851             13,294            18,969
   Rent                                         21,023              22,795             40,647            43,390
   Utilities                                     1,773               1,891              3,177             2,301
   Bad debts                                    11,415               1,269             21,194             1,269
                                          ------------        ------------       ------------      ------------
      Total Expenses                           463,554             470,260            903,454           836,608
                                          ------------        ------------       ------------      ------------

      Loss from operations                $    (36,865)       $   (183,117)      $   (105,967)     $   (211,597)

OTHER  INCOME  (EXPENSE):
-------------------------
   Loss on disposal of fixed assets                  -                   -            (22,901)                -
   Interest expense                             (4,384)             (8,020)            (9,772)          (13,287)
   Other income                                     75                 535                 97             1,866
                                          ------------        ------------       ------------      ------------
      Total other expense                       (4,309)             (7,485)           (32,576)          (11,421)
                                          ------------        ------------       ------------      ------------

      Net loss before income taxes             (41,174)           (190,602)          (138,543)         (223,018)

      Provision for income taxes                     -                   -                  -                 -

      NET LOSS                            $    (41,174)       $   (190,602)      $   (138,543)     $   (223,018)
                                          ============        ============       ============      ============

   Basic and fully diluted net
   loss per common share:                 $     (0.003)       $      (0.02)      $      (0.01)     $      (0.03)
                                          ============        ============       ============      ============

   Weighted average common
   shares outstanding                       14,889,942           9,993,321         14,884,942         8,475,526
                                          ============        ============       ============      ============






                           DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JULY 31, 2004 AND 2003
==========================================================================================================

                                                                                  2004            2003
                                                                              ------------    ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
-----------------------------------------
   Net loss                                                                   $   (138,543)   $   (223,018)
   Adjustments to reconcile net loss to net
   cash (used in) operating activities:
      Depreciation                                                                  36,832          30,732
      Amortization                                                                   6,090          14,587
      Bad debts                                                                     21,194           1,269
      Conversion to par value stock                                                 14,880               -
      Common stock issued for services rendered                                      7,000               -
      Treasury stock tendered for compensation                                      29,735               -
     (Increase) decrease in operating assets:
         Accounts receivable                                                       (32,201)        (74,839)
         Costs incurred in excess of billings                                      (16,764)          7,536
         Prepaid expenses and other assets                                         (15,240)         (4,548)
      Increase (decrease) in operating liabilities
         Accounts payable and accrued expenses                                    (113,531)         98,659
         Deferred revenue                                                          (28,727)          6,678
                                                                              ------------    ------------
         NET CASH (USED IN) OPERATING ACTIVITIES                                  (229,275)       (142,944)
                                                                              ------------    ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
-----------------------------------------
  (Increase) decrease in deposits                                                   28,106         (16,607)
  (Increase) in intangible assets                                                        -         (33,989)
   Purchases of fixed assets                                                       (20,893)        (88,257)
                                                                              ------------    ------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         7,213        (138,853)
                                                                              ------------    ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
----------------------------------------
   Principal repayments under capitalized lease obligations                         (5,621)         (3,105)
   Borrowings on notes payable                                                     104,407          60,000
   Principal repayments on notes payable                                          (134,308)        (54,421)
   Proceeds from treasury stock resold to investors                                250,000               -
   Sale of common shares                                                                 -         263,301
                                                                              ------------    ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                 214,478         265,775
                                                                              ------------    ------------

         NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                (7,584)        (16,022)

CASH  AND  CASH  EQUIVALENTS,
   BEGINNING OF THE PERIOD                                                          48,534          38,656
                                                                              ------------    ------------

   END OF THE PERIOD                                                          $     40,950    $     22,634
                                                                              ============    ============

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH
FINANCING AND INVESTING ACTIVITIES:

   Treasury stock tendered for compensation                                   $     29,735    $          -
                                                                              ============    ============

   Purchase of fixed assets under capitalized lease                           $     50,232    $     29,801
                                                                              ============    ============

   Common stock issued for services rendered                                  $      7,000    $          -
                                                                              ============    ============



                       DONOBI, INC. (FKA H-NET.NET, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           THREE AND SIX MONTHS ENDED JULY 31, 2004 AND JULY 31, 2003

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

The acquisition resulted in a tax-free exchange for federal and state income tax purposes. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No. 16 wherein the shareholders of Donobi, Inc., the accounting acquirer, retained the majority of the outstanding common stock of the Company, the legal acquirer, after the merger. H-Net.net, Inc. had miniscule prior operating history. Therefore, for presentation purposes herein, the accounts of Donobi, Inc. are presented for the three and six months ended July 31, 2004 and July 31, 2003 for comparative purposes.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at July 31, 2004, the results of operations for the three and six month periods ended July 31, 2004 and 2003, and cash flows for the six months ended July 31, 2004 and 2003. The results for the period ended July 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2005. These financial statement should be read in conjunction with the financial statements and notes for the year ended January 31, 2004 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

(e)    GOING  CONCERN

We have suffered recurring losses from operations, have a negative book value and have negative working capital as of July 31, 2004. In addition, we have yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to our ability to continue as a going concern.

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

                       DONOBI, INC. (FKA H-NET.NET, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           THREE AND SIX MONTHS ENDED JULY 31, 2004 AND JULY 31, 2003

2.     CAPITAL  STOCK

We are authorized to issue 100,000,000 and 5,000,000 common and preferred shares, respectively, with a par value of $.001.

3.     EARNINGS  (LOSS)  PER  SHARE

Earnings (loss) per share are calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption is as follows:

          Three  Months  Ended  July  31,  2004    -  14,889,942
          Three Months Ended July 31, 2003 - 9,993,321 Six Months Ended July 31, 2004 - 14,884,942
          Six  Months  Ended  July  31,  2003      -   8,475,526

5.     COMMITMENTS

We lease our main office facilities, from a party related through common ownership, under an agreement that expires in February 2008. We lease other office facilities on a month-to-month basis of $800 per month and we lease our server room under a lease of $150 per month. This lease expires on November 30, 2004. Also, we lease certain software and hardware under an operating lease of $1,511 per month for 36 months. This lease expires June 28, 2007. Minimum rentals under the non-cancelable leases exceeding one year are as follows:

2005     $    52,568
2006          62,250
2007          59,921
2008          51,468
2009           8,578
         -----------
         $   234,785
         ===========

Rent expense was $21,023 and $22,795 for the three months ending July 31, 2004 and 2003, respectively. Rent expense was $40,647 and $43,390 for the six months ending July 31, 2004 and 2003, respectively.

                       DONOBI, INC. (FKA H-NET.NET, INC.)
           THREE AND SIX MONTHS ENDED JULY 31, 2004 AND JULY 31, 2003

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-QSB, Form 8-K and Annual Reports on Form 10-KSB. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption Risks within Item 2 of this report. These are risks that we think could cause our actual results to differ materially from expected and or historical results.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at July 31, 2004, the results of operations for the three and six month periods ended July 31, 2004 and 2003, and the cash flows for the six months ended July 31, 2004 and 2003. The results for the period ended July 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2005.

In  connection  with  the  Safe  Harbor  Provisions  of  the  Private Securities
Litigation Reform Act of 1995 (the "Reform Act") Donobi, Inc. is hereby providing cautionary statements identifying important factors the could cause our actual results to differ materially from those projected in forward looking statements (as such term is defined in the Reform Act) made in this quarterly Report on Form 10Q. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result", "are expected to", "will continue", "is anticipated", estimated", "intends", "plans" and "projection") are not historical facts and may be forward looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key actors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers, our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constrains or difficulties; the retention and availability of key personnel; and the general economic and business conditions.

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


                       DONOBI, INC. (FKA H-NET.NET, INC.)
           THREE AND SIX MONTHS ENDED JULY 31, 2004 AND JULY 31, 2003

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

     ABOUT  DONOBI
     -------------

DONOBI, INC. (FKA H-NET.NET, Inc.) is an Internet service provider ("ISP"), with its main operations in Washington and Oregon, offering Internet connectivity and digital video to individuals, businesses, organizations, educational institutions and government agencies. We provide high quality, reliable and scalable Internet access, web hosting and development, equipment co-location, and networking services to underserved markets. Our overall strategy is to become the dominant Internet service provider for residents and small to medium-sized businesses within rural and semi-rural areas in the Western United States. Our current business is focused within the states of Washington and Oregon.

Our principal executive offices are located at 3256 Chico Way NW, Bremerton, Washington, 98312, and our telephone number is (360) 782-4477. We also maintain an Internet site on the World Wide Web ("WWW") at www.donobi.com. Information contained on our Web site is not and should not be deemed to be, a part of this Report.

Our business plan includes, among other things, expansion of its 1) Internet access services, 2) video service, and 3) IT Services through mergers and acquisitions. Execution of our business plan will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Current cash balances will not be sufficient to fund the Company's current business plan beyond the next few months. As a consequence, we are currently focusing on revenue enhancement and negotiating new and more favorable vendor contracts. We continue to seek additional convertible debt and equity financing, as well as, the placement of a credit facility to fund our liquidity. There can be no assurance that we will be able to raise additional capital on satisfactory terms or at all.

The Over-The-Counter Bulletin Board symbol was changed to "DNOB" during the quarter ending July 31, 2004.

A  new  Board  of  Directors  was  elected  by  the  shareholders  as  follows:

           Name                 Position  with  the  Company              Since
-------------------------       ----------------------------             -------

William  M.  Wright,  III                 Chairman                       2-16-04

Terry  L.  Stein                          Director                       2-16-04


A  new  slate  of  officers  was  also  elected  as  follows:

           Name                           Position
-------------------------       ----------------------------

William  M.  Wright,  III          President/CEO/Chairman
Terry  L.  Stein                         Treasurer
Judy  A.  Henry                             CFO
Melissa  A.  Tippets                     Secretary


On July 2, 2004, a Form S-8 registration statement was filed with the Securities and Exchange Commission for DONOBi's 2004 Non-Qualified Stock Compensation Plan. The plan allows for 1,000,000 shares common stock, with a par value of $.001, to be registered to certain employees, officers, directors and consultants and the stock is not subject to any restriction on transferability.

On July 9, 2004, we started a custom accounting and billing application integration built around the robust Microsoft Great Plains Business Solution with target completion in Q3, 2004. The customization of the Great Plains solution, along with the integration of several strategic third party applications and web interface, will provide DONOBi with the most dynamic back office system available today for companies in a national market. This system will allow for rapid integration of accounting and billing information from any acquired company. It will also provide audit compliant multi-level accounting of products and services, tracking and handling of the various taxing municipalities, provide for on-line access to both customers and employees, and interface with the secondary technical programs running our servers and access equipment.

Finally, we commenced discussions regarding the acquisition of substantially all of the assets of a Washington state based internet service provider. Management believes these assets and the company's broadband customer base will fit with the shift in our customer base and provide a platform to launch developing product lines. The discussions are in the early stages and there can be no assurance that any definitive agreement will be reached. A signed Letter of Intent was received on July 2, 2004.

     RESULTS  OF  OPERATIONS
     -----------------------

The first two quarters of fiscal 2005 marked a distinct change in our business. In February of 2004, we purchased DONOBi, Inc. (a Washington Corporation), an Internet solutions provider to underserved markets. Upon the closing of the transaction DONOBi's management resumed the same roles within H-NET, thus changing control of the company. In July of 2004, we filed an 8-K with the Securities and Exchange Commission to notify the public of a redomicile of our company from Colorado to Nevada and a name change to Donobi, Inc. Both events were approved by a majority of our shareholders. On July 23, 2004, our articles of incorporation and bylaws were appropriately updated and Articles of Merger effecting the change with the Secretary of State of Colorado and Nevada were filed. On July 16, 2004 we held an annual meeting of shareholders pursuant to Notice and the Information Statement on Form 14-C previously filed with the Securities & Exchange Commission and approved by the SEC on July 2, 2004.

As a result, on July 23, 2004 we changed our domicile from the state of Colorado to the state of Nevada and changed our name from H-Net.Net, Inc. to Donobi, Inc. We believe these changes are in keeping with our operational direction and business objectives.

During the first quarter of this fiscal year, we sold off our unprofitable subsidiaries, H-NET.COM INC. (Canada) and AlphaBytes Computer Corporation (Canada) for an insignificant and miniscule gain. The moves represent our commitment to improving revenues and eliminating unprofitable business lines. We will focus on expanding our Internet service provider business lines and the markets served.

Sales were $685,792 for the three months ended July 31, 2004 compared to sales of $607,081 for the three months ended July 31, 2003. Sales were $1,339,013 for the six months ended July 31, 2004 compared to sales of $1,153,982 for the six months ended July 31, 2003. This revenue increase of 13% and 16% for the three and six months ended July 31, 2004 is primarily attributed to an increase in recurring service fees for internet, hosting, video, consulting and maintenance fees.


                       DONOBI, INC. (FKA H-NET.NET, INC.)
           THREE AND SIX MONTHS ENDED JULY 31, 2004 AND JULY 31, 2003

Cost of sales was $259,103 for the three months July 31, 2004 compared to cost of sales of $319,938 for the three months ended July 31, 2003. Cost of sales was $541,526 for the six months July 31, 2004 compared to cost of sales of $528,971 for the six months ended July 31, 2003. This cost of sales increase of 2% for the six months ended July 31, 2004 is primarily attributed to an increase in sales. The cost of sales decrease of 19% for the three months ended July 31, 2004 is primarily attributed to an increase in sales and favorable pricing received from new vendor/supplier agreements. Gross profit of 62% and 53%, for the quarters ended July 31, 2004 and 2003, respectively, remained relatively constant between quarters.

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

Expenses of $463,554 for the three months ended July 31, 2004 decreased 2% from the similar period ended July 31, 2003 of $470,260 primarily because of our cost control policy.

Advertising consists primarily of creative and production costs, costs of media placement and direct advertising. Advertising costs are expensed as incurred. Advertising accounted for $14,424 for the three months ended July 31, 2004 compared to $16,258 for the prior quarter last year.

Depreciation and Amortization for the three months ended July 31, 2004 totaled $22,213 compared to $22,780 in the prior quarter last year.

Interest expense for the three months ended July 31, 2004, totaled $4,384 compared to $8,020 in the prior quarter last year.

Net loss for the three months ended July 31, 2004 was $(41,174) in comparison with $(190,602) for the three months ended July 31, 2003. The decrease in net loss was primarily attributable to the increase in gross profit as previously discussed above.

     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

HNET prior financing of operations was primarily though sales of equity securities. Our financing of operations to date has consisted of private sales of equity securities, loans from shareholders, loans from third parties, less cash flow used in operations. As of July 31, 2004, we had $40,950 in cash and net accounts receivable totaling $129,065.

As of July 31, 2004, we had past due notes totaling $67,169. We have discussed these past due amounts with the note holders and continued to make payments on the related notes. We are currently developing a plan to restructure or retire these notes on terms acceptable to the note holders and us.

Operating activities had a net usage of cash in the amount of $229,275 during the six months ended July 31, 2004 compared to $142,944 in the prior comparative period, reflecting mainly an excess of expenditures over revenues along with a significant decrease in accounts payable.

Net cash provided by investing activities was $7,213 for the six months ended July 31, 2004 as compared with net cash used in operating activities of $138,853 for the same period ended July 31, 2003. The increase in cash used was primarily attributable to a decrease in deposits less purchases of fixed assets.


                       DONOBI, INC. (FKA H-NET.NET, INC.)
           THREE AND SIX MONTHS ENDED JULY 31, 2004 AND JULY 31, 2003

Net cash provided by financing activities was for the six months ended July 31, 2004 was $214,478 as compared with net cash provided by financing activities of $265,775 for the six months ended July 31, 2003. The decrease is attributable to $250,000 in proceeds from the sale of treasury shares during the six months ended July 31, 2004 less principal repayments on notes payable and capitalized lease obligations.

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

Our cash position decreased to $40,950 at July 31, 2004 from the $48,534 at January 31, 2004. The decrease was attributable to $250,000 of treasury stock sold to investors less net loss, etc. Specifically, in the six months ended July 31, 2004, we sold 250,000 treasury shares at $1.00 per share with a cost basis of $.07 to private investors. The gain on the sale of treasury stock was credited to Additional Paid on Capital - Treasury Stock Transactions in accordance with the par value method of accounting. We also tendered 425,000 treasury shares to officers and employees for compensation purposes. These shares were valued at $29,735, the fair value of services rendered. We continue to maintain a reasonable cash reserve. Retained deficit increased to $(1,681,891) at July 31, 2004 from $(1,543,348) since January 31, 2004 due to the  net  loss  of  $138,543.

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


                       DONOBI, INC. (FKA H-NET.NET, INC.)
           THREE AND SIX MONTHS ENDED JULY 31, 2004 AND JULY 31, 2003

ITEM  4.     CONTROLS  AND  PROCEDURES
-------      -------------------------

     Quarterly  Evaluation  of  Controls

     As of the end of the period covered by this quarterly report on Form 10-Q, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, William Wright III ("CEO") and Judy A. Henry, our Chief Financial Officer. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

     CEO  and  CFO  Certifications

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

     Disclosure  Controls  and  Internal  Controls

     Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

     Limitations  on  the  Effectiveness  of  Controls

     Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Scope  of  the  Evaluation

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

     Conclusions

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


                       DONOBI, INC. (FKA H-NET.NET, INC.)
           THREE AND SIX MONTHS ENDED JULY 31, 2004 AND JULY 31, 2003

                                     PART II
                                     -------

ITEM  1.     LEGAL  PROCEEDINGS
--------     ------------------

We are aware of certain various alleged claims made against it. Our attorney has opined to us, and we concur, that the effects of any unfavorable outcomes to us are remote and immaterial.

ITEM  2.     CHANGES  IN  SECURITIES
--------     -----------------------

During the three months ended July 31, 2004, we issued 10,000 free-trading common shares pursuant to Form S-8 to a subcontractor for services rendered.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
--------     ----------------------------------

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------     -----------------------------------------------------------

The majority of our security holders voted in favor of redomiciling from Colorado to Nevada by way of merger, for change in our name and for election of officers and directors.

ITEM  5.     OTHER  INFORMATION
--------     ------------------

     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
--------     -------------------------------------

On July 2, 2004, we filed a Form 14-C for the shareholder meeting to approve a redomicile by way of merger from Colorado to Nevada, related name change and election of new officers and directors.

On July 27, 2004, we filed an 8-K that disclosed the shareholder approval of a redomicile by way of merger from Colorado to Nevada, related name change and election of new officers and directors.

Forms 8-K and related exhibits (including by-laws of Donobi, Inc., a Nevada corporation) thereto are incorporated by reference.





                            --Signature page follows-


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.


DONOBI,  INC.  (FKA  H-NET.NET,  Inc.)
(Registrant)


By:  /s/  William  Wright  III
     -------------------------
     William  Wright  III
     President  and  Chief  Executive  Officer
    (Principal  Executive  Officer)

Date:     September  14,  2004




By:  /s/  Judy  A.  Henry
     --------------------
     Judy  A.  Henry
     Chief  Financial  Officer

Date:     September  14,  2004