Form 10QSB
period 2004-10-31
DONOBI INC
filed 2004-12-13
CIK 831232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1994.
                For the quarterly period ended October 31, 2004

          [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                        For the transition period fromto

                       Commission File Number: 33-20783-D

                        DONOBI, INC. (FKA H-NET.NET INC.)
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                   84-1064958
            ----------------------------------------------------
            (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification Number)

                     3256 CHICO WAY NW, BREMERTON, WA. 98312
                     -----------------------------------------------
             (Address of principal executive offices)   (Zip Code)

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



Number  of  shares  of  common  stock  outstanding  as  of
December  10,  2004:  15,215,007


Number of shares of preferred stock outstanding as of December 10, 2004: -0-

INDEX  TO  FORM  10-QSB:

PART  I          FINANCIAL  STATEMENTS                              PAGE  NUMBER
-------          ---------------------                              ------------

     Item  1   Consolidated  Balance  Sheet,                                   3
               October  31,  2004  (unaudited)

               Consolidated  Statements  of  Operations  for  the
               Three  and  Nine  Months  Ended  October  31,  2004
               and  October  31,  2003 (unaudited)                             4

               Consolidated  Statements  of  Cash  Flows  for  the
               Nine  Months  Ended  October  31,  2004  and  October
               31,  2003  (unaudited)                                          5

               Notes  to  Consolidated  Financial  Statements                  6

     Item  2   Management  Discussion  and  Analysis of Consolidated
               Financial Conditions  and  Consolidated  Results  of
               Operations                                                     12

     Item  3   Quantitative  and Qualitative Disclosures About Market Risk    18

     Item  4   Controls  and  Procedures                                      18

PART  II     OTHER  INFORMATION
--------     ------------------

     Item  1   Legal  Proceedings                                             20

     Item  2   Changes  in  Securities                                        20

     Item  3   Defaults  Upon  Senior  Securities                             20

     Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders    20

     Item  5   Other  Information                                             20

     Item  6   Exhibits  and  Reports  on  Form  8-K                          20

                  DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF OCTOBER  31, 2004

CURRENT  ASSETS:
----------------
   Cash and cash equivalents                                             11,697
   Accounts receivable, net of allowance for doubtful
   accounts of $25,789                                                  156,795
   Costs incurred in excess of billings                                  64,372
   Prepaid expenses and other current assets                             32,455
   Deferred charge                                                       37,500
                                                           --------------------
   TOTAL CURRENT ASSETS                                                 302,819

FIXED  ASSETS
-------------
   Furniture and fixtures                                                53,174
   Vehicles                                                              37,639
   Computer hardware                                                    408,614
   Tenant improvements                                                    6,839
   Accumulated depreciation                                            (192,614)
                                                           --------------------
   TOTAL NET FIXED ASSETS                                               313,653

OTHER  ASSETS
-------------
   Note Receivable                                                        4,400
   Intangible assets, net of accumulated amortization of $23,238        496,110
   Deposits                                                               9,135
                                                           --------------------
   TOTAL OTHER ASSETS                                                   509,644
                                                           --------------------
   TOTAL  ASSETS                                                  $   1,126,116
                                                           ====================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES
--------------------
   Accounts payable and accrued expenses                          $     388,181
   Deferred revenue                                                     139,615
   Current portion of capitalized lease obligations                      29,480
   Current portion of notes payable                                     431,546
                                                           --------------------
   TOTAL CURRENT LIABILITIES                                            988,822
                                                           --------------------

LONG-TERM  DEBT
---------------
   Notes payable                                                        304,337
   Capitalized lease obligations                                         38,628
                                                           --------------------
   TOTAL LONG-TERM DEBT                                                 342,965
                                                           --------------------

STOCKHOLDERS'  DEFICIT
----------------------
   Common  stock  ($.001  par value, 100,000,000 shares authorized;
   15,215,007   shares issued and outstanding at October 31, 2004)       15,215
   Preferred  stock  ($.001  par value; 5,000,000 shares authorized,
   no shares  issued and outstanding at October 31, 2004)                     -
      Treasury stock                                                     (2,274)
      Additional paid in capital                                      1,670,785
      Additional paid in capital - treasury stock transactions          232,509
      Retained deficit                                               (2,121,906)
        TOTAL STOCKHOLDERS' DEFICIT                                    (205,671)

           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $    1,126,116
                                                           ====================



                                   DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2004 AND 2003
===============================================================================================================
                                          Three Months Ended October 31,       Nine Months Ended October 31,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------
REVENUES:
---------
   Sales                                  $    629,538        $    588,747     $    1,968,552    $    1,742,729
   Cost of sales                               275,995             297,928            817,561           826,899
                                          ------------        ------------       ------------      ------------
   Gross profit                                353,543             290,819          1,150,991           915,830

EXPENSES:
---------
   Advertising                                  11,021              10,746             34,514            40,744
   Salaries, wages and related taxes           231,064             263,532            699,703           759,931
   Depreciation                                 21,410              15,366             58,242            46,098
   Amortization                                  3,045               7,173              9,135            21,760
   Dues and subscriptions                          553               1,363              4,548             3,334
   Insurance                                    23,948              14,018             67,764            54,295
   Office supplies                               3,094                 554             33,138            26,639
   Finance, credit card and bank charges         9,141               8,721             24,079            35,449
   Other general and administrative              2,562              16,781              1,834            27,390
   Taxes and licenses                           29,067                   -             95,407               226
   Postage and delivery                          6,694               7,186             19,317            19,544
   Professional fees                           358,850              38,296            435,595            84,951
   Repairs and maintenance                       3,391               3,000              9,699             6,977
   Telephone                                    12,683              18,694             39,544            48,771
   Travel and entertainment                      5,869               8,277             19,162            27,246
   Rent                                         19,468              23,438             62,218            66,828
   Utilities                                     1,955               2,226              5,132             4,527
   Bad debts                                    23,811                   -             45,005             1,269
                                          ------------        ------------       ------------      ------------
      Total Expenses                           767,627             439,371          1,664,038         1,275,979
                                          ------------        ------------       ------------      ------------
          Loss from operations                (414,084)           (148,552)          (513,047)         (360,148)

OTHER  INCOME  (EXPENSE):
-------------------------
   Loss on disposal of fixed assets              1,271             (22,901)           (22,901)
   Interest expense                            (13,085)            (30,842)           (22,857)          (21,070)
   Other income                                     30               2,409              1,398             2,312
   Other expense                               (21,150)                  -                              (21,150)
                                          ------------        ------------       ------------      ------------
        Total other expense                    (32,934)            (51,334)           (65,510)          (18,758)
                                          ------------        ------------       ------------      ------------
        Net loss before income taxes          (447,017)           (199,886)          (578,557)         (378,906)
        Provision/(benefit) for income taxes         -                                      -
                                          ------------        ------------       ------------      ------------
        NET LOSS                          $   (447,017)       $   (199,886)      $   (578,557)     $   (378,906)
                                          ============        ============       ============      ============
Basic and fully diluted net loss per
common share:                             $      (0.03)       $      (0.02)      $      (0.04)     $      (0.05)
                                          ============        ============       ============      ============

Weighted average common shares outstanding  14,990,007           9,993,321         14,917,229         8,475,526
                                          ============        ============       ============      ============




                  DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 2004 AND 2003
===============================================================================================================
                                                                                     2004              2003
                                                                                 ------------      ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
-----------------------------------------
   Net loss                                                                      $   (578,557)    $    (387,913)
   Adjustments to reconcile net loss to net cash (used in) operating activities:
    Depreciation                                                                       58,242            46,098
    Amortization                                                                        9,135            21,760
    Bad debts                                                                          45,005             1,269
    Conversion to par value stock                                                      14,880                 -
    Common stock issued for services rendered                                         338,750                 -
    Treasury stock tendered for compensation                                           29,735                 -
   (Increase)  decrease  in  operating  assets:
    Accounts receivable                                                               (38,737)          (26,823)
    Costs incurred in excess of billings                                               (3,307)          (71,227)
    Prepaid expenses and other assets                                                 (18,676)          (12,821)
    Increase  (decrease)  in  operating  liabilities
    Accounts payable and accrued expenses                                              65,049           126,945
    Deferred revenue                                                                  (20,420)           12,913
    Deferred charge                                                                   (37,500)                -
                                                                                 ------------      ------------
       NET CASH (USED IN) OPERATING ACTIVITIES                                       (136,401)         (289,799)
                                                                                 ------------      ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
-----------------------------------------
   (Increase) decrease in deposits                                                     28,105           (11,030)
   (Increase) in intangible assets                                                                     (139,650)
    Purchases of fixed assets                                                         (42,380)          (90,139)
                                                                                 ------------      ------------
      NET CASH (USED IN) INVESTING ACTIVITIES                                         (14,275)         (240,819)
                                                                                 ------------      ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
----------------------------------------
   Principal repayments under capitalized lease obligations                           (13,267)           (4,657)
   Borrowings on notes payable                                                         49,353           133,660
   Principal repayments on notes payable                                             (172,247)          (81,631)
   Proceeds from treasury stock resold to investors                                   250,000                 -
   Sale of common shares                                                                   -            492,000
                                                                                 ------------      ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                       113,839           539,372
                                                                                 ------------      ------------


   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (36,837)            8,754

  CASH  AND  CASH  EQUIVALENTS,
      BEGINNING OF THE PERIOD                                                          48,534            38,656
                                                                                 ------------      ------------
       END OF THE PERIOD                                                           $   11,697        $   47,410
                                                                                 ============      ============

SUPPLEMENTARY  CASH  FLOW  INFORMATION  OF  NON-CASH
   FINANCING  AND  INVESTING  ACTIVITIES:

Treasury stock tendered for compensation                                           $   36,695        $        -
                                                                                 ============      ============
Purchase  of  fixed  assets  under  capitalized lease                              $   57,192        $        -
                                                                                 ============      ============
Common stock issued for services rendered                                          $  338,750        $        -
                                                                                 ============      ============


                       DONOBI, INC. (FKA H-NET.NET, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND NINE MONTHS ENDED OCTOBER 31, 2004 AND OCTOBER 31, 2003

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

          The acquisition resulted in a tax-free exchange for federal and state income tax purposes. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No. 16 wherein the shareholders of Donobi, Inc., the accounting acquirer, retained the majority of the outstanding common stock of the Company, the legal acquirer, after the merger. H-Net.net, Inc. had miniscule prior operating history. Therefore, for presentation purposes herein, the accounts of Donobi, Inc. are presented for the three and nine months ended October 31, 2004 and October 31, 2003 for comparative purposes.

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

          In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at October 31, 2004, the results of operations for the three and nine month periods ended October 31, 2004 and 2003, and cash flows for the nine months ended October 31, 2004 and 2003. The results for the period ended October 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2005. These financial statement should be read in conjunction with the financial statements and notes for the year ended January 31, 2004 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

(e)       GOING  CONCERN
          We have suffered recurring losses from operations, have a negative book value and have negative working capital as of October 31, 2004. In addition, we have yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to our ability to continue as a going concern.

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

                       DONOBI, INC. (FKA H-NET.NET, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND NINE MONTHS ENDED OCTOBER 31, 2004 AND OCTOBER 31, 2003

2.        CAPITAL  STOCK
          We are authorized to issue 100,000,000 and 5,000,000 common and preferred shares, respectively, with a par value of $.001.

3.        EARNINGS  (LOSS)  PER  SHARE
          Earnings (loss) per share are calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption is as follows:
          Three  Months  Ended  October  31,  2004    -    14,990,007
          Three  Months  Ended  October  31,  2003    -     9,993,321
          Nine  Months  Ended  October  31,  2004     -    14,917,229
          Nine  Months  Ended  October  31,  2003     -     8,475,526

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

                                2005      $  21,027
                                2006         62,250
                                2007         59,921
                                2008         51,468
                                2009          8,578
                                        -----------
                                           $203,244
                                        ===========

Rent expense was $19,468 and $23,438 for the three months ending October 31, 2004 and 2003, respectively. Rent expense was $62,218 and $66,828 for the nine months ending October 31, 2004 and 2003, respectively.

                       DONOBI, INC. (FKA H-NET.NET, INC.)
        THREE AND NINE MONTHS ENDED OCTOBER 31, 2004 AND OCTOBER 31, 2003

                                     PART I
                                     ------
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
     ------- --------------------------------------------------------------
                CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS
                ------------------------------------------------

ABOUT  DONOBI  (FORMERLY  H-NET)
--------------------------------
DONOBI, Inc., formerly H-Net.net, Inc. is an Internet service provider ("ISP") with its main operations in Washington and Oregon, offering Internet connectivity and digital video to individuals, multi-family housing, businesses, organizations, educational institutions and government agencies. We provide high quality, reliable and scalable Internet access, web hosting and development, equipment co-location, and networking services to underserved rural markets. Our overall strategy is to become the dominant Internet service provider for residents and small to medium-sized businesses within rural and semi-rural areas in the Western United States. Our current business is focused within the states of Washington and Oregon.

Our operations are headquartered at 3256 Chico Way NW, Bremerton, Washington, 98312, and our telephone number is (360) 782-4477. We also maintain an Internet site on the World Wide Web ("WWW") at www.donobi.com. Information contained on our Web site is not and should not be deemed to be a part of this Report. Our business plan includes, among other things, expansion of our 1) Internet access services, 2) communications and content services, and 3) IT Services, through product growth and maturity, and strategic mergers and acquisitions. The Company is currently organized into three major divisions that are closely integrated for maximum technical support, customer service and billing. The three divisions are: (i) Internet Access Services, consisting of Internet access and email (dial-up, DSL, fiber optic, and wireless access), Shared Tenant Services (multi-family and hotel broadband deployments), and wireless 'Hotspots'; (ii) Communications and Content, consisting of digital video (television), VoIP (voice over Internet), and traditional phone services; and
(iii) IT Services, consisting web site hosting and development, electronic commerce, database design, consulting and implementation, and networking services.

Internet access and hosting are the core service offered to customers. Delivery of service is handled through many different mediums. Those include: dial-up access, Digital Subscriber Line (DSL), Fiber to the Home (FTTH), and high-speed wireless access. Along with access, the Company also includes email administration and technical support for all its customers. Dial-up access, email administration and technical support are offered and available nationwide.

Shared Tenant Services (STS) offers sophisticated technology-driven services and solutions that specifically address the Internet connectivity issues facing the majority of apartment communities, the hospitality industry (hotels), commercial properties, and government housing - the ability to obtain high-speed Internet access at a reasonable per unit cost. STS uses a combination of hardwired, fiber optic cabling, and high-speed wireless technologies to provide constant, always on, broadband Internet access to each unit within a project through a contracted service at rates below that of traditional dial-up access.

DONOBi Hotspots were officially launched in the August 2004. Hotspots are wireless access points of presence within communities that allow customers to remotely access the Internet from laptop computers and other mobile devises. We have joined the Airpath Provider Alliance (APA) (www.airpath.com), and as part
                                                   ---------------
of the APA, DONOBi Hotspot customers are able to access over 3,500 wireless networks throughout the world.

We offer digital video to customers on the fiber optic portion of the network under the DONOBi Television (DTV) product name. The Company offers over 130 digital channels that it offers its customers over three (3) different tiered video packages. As this product expands and develops, additional products and services will be available through the company, such as Video on Demand (VOD), Pay-Per-View (PPV), and the selling of commercial advertising space on our network.

We offer a number of IT services to its customers. Some of those include web site design, database development, on-site networking services, and consulting services. These added value services have increase revenues as well as the growth and retention of customers on many of our core products.

RECENT  EVENTS
--------------
On October 15, 2004, the Board of Directors announced that on October 6, 2004, Terry L. Stein advised DONOBi's Board of Directors of his resignation as Director effective October 12, 2004 for personal reasons. Mr. Stein will continue to work with DONOBi and its Board of Directors under contract and in an advisory capacity. On October 6, 2004, prior to Mr. Stein's resignation, DONOBi's Board of Directors appointed Clarke Whitney to the Company's Board of Directors effective immediately. Mr. Whitney is a Certified Public Accountant in the State of Washington with financial accounting experience compiling, reviewing and auditing financial statements and accompanying supporting schedules for the past 30 years. Mr. Whitney graduated from the University Of Puget Sound School Of Business in 1973 with a Bachelor of Science degree in accounting. He has been a licensed Certified Public Accountant since 1978.

On October 29, 2004, we entered into a 6% Secured Convertible Debenture with Cornell Capital Partners, L.P. The debenture provides the company with $150,000, less $50,000 withheld for expenses attributable to the loan, working capital repayable to Cornell on the second anniversary of the note including interest calculated on the unpaid principal at six percent (6%).

At our option, the principal and accrued interest, all or in part, can be converted to common stock, sold with the proceeds used to repay the balance until paid in full. The agreement sets the conversion price at the lower of
(a)120% of the closing bid price as of the date hereof, or (b) 100% of the average of the three lowest closing bid prices for the thirty (30) trading days immediately preceding the conversion date.

There are additional terms defined in the debenture that require our adherence with certain covenants. In the event Cornell Capital holds more than 4.9% of the then-outstanding common stock of us, we will be unable to convert stock to pay the debenture.

All unsecured assets and property were pledged in the Security Agreement dated and signed on the October 29, 2004 and may be evidenced by a UCC-1 Financing Statement if required by Secured Party.

On October 29, 2004, we finalized an Equity Distribution Agreement with Cornell Capital Partners, L.P. The agreement provides Cornell with the ability to purchase up to $5 million of common stock over a two year period. The purchases shall be in commitment amounts not to exceed $250,000 per advance with the timing of such purchases, if any, at our discretion. Cornell Capital will purchase the shares at a set purchase price of ninety-seven percent (97%) of the market price set during a pricing period defined in the agreement with the net proceed to be used for general corporate purposes.

There are terms defined in the agreement which govern our ability to draw down on the $5 million Equity Line of Credit including the filing and effectiveness of a registration statement registering the resale of all shares of common stock issued to Cornell under the agreement and our adherence with certain covenants. In the event Cornell Capital holds more than 9.9% of the then-outstanding common stock of us, we will be unable to draw down on the $5 million Equity Line of Credit. The registration statement is currently pending submission to the U.S. Securities and Exchange Commission.

On October 31, 2004, we completed Phase 1 of a custom accounting and billing application integration built around the robust Microsoft Great Plains Business Solution and went live on November 1st. The customization of the Great Plains solution, along with the integration of several strategic third party applications via web interface, will provide DONOBi with the most dynamic back office system available today for companies in a national market. This system will allow for rapid integration of accounting and billing information from any acquired company. It will also provide audit compliant multi-level accounting of products and services, tracking and handling of the various taxing municipalities, provide for on-line access to both customers and employees, and interface with the secondary technical programs running our servers and internet access equipment. Phase 2 of the project, which will allow on-line account access and payment capabilities to customers, is slated for completion in the 4th quarter of 2004.
Finally, we have postponed the acquisition of a Washington state based internet service provider, both parties mutually agreed to push back further discussions and due diligence efforts until a later date. If the discussions resume, there can be no assurance that any definitive agreement will be reached, the signed Letter of Intent was originally received on July 2, 2004.

                       DONOBI, INC. (FKA H-NET.NET, INC.)
        THREE AND NINE MONTHS ENDED OCTOBER 31, 2004 AND OCTOBER 31, 2003 RESULTS OF OPERATIONS
-----------------------
The first three quarters of fiscal 2005 marked a distinct change in our business. In February of 2004, we purchased DONOBi, Inc. (a Washington
Corporation), an Internet solutions provider. Upon the closing of the transaction DONOBi's management resumed the same roles within H-NET, thus changing control of the company. In July of 2004, we filed an 8-K with the Securities and Exchange Commission to notify the public of a redomicile of our company from Colorado to Nevada and a name change to Donobi, Inc. Both events were approved by a majority of our shareholders. On July 16, 2004 we held an annual meeting of shareholders pursuant to Notice and the Information Statement on Form 14-C previously filed with the Securities & Exchange Commission and approved by the SEC on July 2, 2004. On July 23, 2004, our articles of incorporation and bylaws were appropriately updated and Articles of Merger effecting the change with the Secretary of State of Colorado and Nevada were filed. As a result, on July 23, 2004 we changed our domicile from the state of Colorado to the state of Nevada, changed our name from H-Net.Net, Inc. to Donobi, Inc. and subsequently our trading symbol was changed from HNNT to DNOB. We believe these changes are in keeping with our operational direction and business objectives.

During the first quarter of this fiscal year, we sold off our unprofitable subsidiaries, H-NET.COM INC. (Canada) and AlphaBytes Computer Corporation (Canada) for an insignificant and miniscule gain. The moves represent our commitment to improving revenues, eliminating unprofitable business lines and focusing on our new business line operational goals. We will continue to focus on expanding our Internet service provider business lines and the markets served.

Sales were $629,538 for the three months ended October 31, 2004 compared to sales of $588,747 for the three months ended October 31, 2003. Sales were $1,968,552 for the nine months ended October 31, 2004 compared to sales of $1,742,729 for the nine months ended October 31, 2003. This revenue increase of 7% and 13% for the three and nine months ended October 31, 2004 is attributed to an increase in Shared Tenant Services income resulting from new contract sales; a net increase in ISP and hosting income resulting from a fiber pricing increase for approximately 23% of our customer base and being offset by a loss of approximately 7% of our customer base due to cancellations; a decrease in Retail income resulting from a decline in equipment sales and maintenance and technical support labor; and a decrease in video income resulting from customer cancellations.

Cost of sales was $275,995 for the three months October 31, 2004 compared to cost of sales of $297,928 for the three months ended October 31, 2003. Cost of sales was $817,561 for the nine months October 31, 2004 compared to cost of sales of $826,899 for the nine months ended October 31, 2003. This cost of sales decrease of 1% for the nine months ended October 31, 2004 is attributed to a decrease in subcontractor labor and equipment cost of sales due to reduced Retail sales. The cost of sales decrease of 7% for the three months ended October 31, 2004 is attributed to an decrease in subcontractor labor and equipment cost of sales due to reduced Retail sales; continued favorable pricing received from new digital line vendor/supplier agreements; and an increase in sales. Gross profit of 56% and 49%, for the quarters ended October 31, 2004 and 2003, respectively, remained relatively constant between quarters.

Cost of sales consists of upstream and downstream connectivity costs, the cost of add-on services provided and resold to customers, the cost of equipment resold to customers, the cost of design and installation of connectivity, and the cost of third party sub consultants. Add-on services include purchased content such as video, news groups and enhancements such as web-browser accelerator, virus protection or spam filters. Connectivity costs include (i) fees paid to telecommunications companies and other non-related third parties for subscriber's connections to our network (ii) fees paid to backbone providers for connections from our network to the Internet.

Expenses of $767,627 for the three months ended October 31, 2004 increased 76% from the similar period ended October 31, 2003 of $439,371 because of the following several factors.

Advertising consists primarily of creative and production costs, costs of media placement and direct advertising. Advertising costs are expensed as incurred. Advertising accounted for $11,021 for the three months ended October 31, 2004, a 3% increase compared to $10,746 for the prior quarter last year.

Bad debts are recognized under the allowance method and are estimated based on several factors, such as percentage of credit sales, aging and past experience. Bad debts expensed were $23,811 for the three months ended October 31, 2004, compared to $0 for the prior quarter last year.

Depreciation and Amortization for the three months ended October 31, 2004 totaled $24,456 compared to $22,539 in the prior quarter last year.

Insurance consists of general business liability, auto, errors and omissions, and employee health insurance. Insurance costs accounted for $23,948 for the three months ended October 31, 2004, a 71% increase compared to $14,018 for the prior quarter last year.

Investor relations consists primarily consulting fees paid for planning, strategy, identifying strategic partners and alliances, business development, investor and public communication, corporate image and promotion, and general business management. Investor relations accounted for $310,824 for the three months ended October 31, 2004, compared to $0 for the prior quarter last year. 300,000 shares of free trading S-8 common stock was issued in lieu of cash for bona fide services not in connection with the offer or sale of securities in a capital-raising transaction, nor to directly or indirectly promote or maintain a market for our securities.

Other professional and development fees consists primarily of accounting service fees, other general business consulting fees, legal fees, conference, seminars and training. Professional and development fees accounted for $53,526 for the three months ended October 31, 2004, a 40% increase compared to $38,296 for the prior quarter last year. 25,000 shares of free trading S-8 common stock was issued in lieu of cash for bona fide services not in connection with the offer or sale of securities in a capital-raising transaction, nor to directly or indirectly promote or maintain a market for our securities.

Interest expense for the three months ended October 31, 2004, totaled $13,085 compared to $30,842 in the prior quarter last year.

Net loss for the three months ended October 31, 2004 was $(447,017) in comparison with $(199,886) for the three months ended October 31, 2003. The increase in net loss was primarily attributable to the aforementioned incurred expenses, of which a total of 325,000 shares of free trading S-8 common stock were issued in lieu of cash at a fair-market value of $338,750.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
HNET prior financing of operations was primarily though sales of equity securities. Our financing of operations to date has consisted of private sales of equity securities, loans from shareholders, loans from third parties, less cash flow used in operations. As of October 31, 2004, we had $11,697 in cash and net accounts receivable totaling $156,795.

As of October 31, 2004, we had past due notes totaling $150,167. We have discussed these past due amounts with the note holders and continued to make payments on the related notes. We are currently developing a plan to restructure or retire these notes on terms acceptable to the note holders and us.

Operating activities had a net usage of cash in the amount of $136,401 during the nine months ended October 31, 2004 compared to $289,799 in the prior comparative period, reflecting mainly an excess of expenditures over revenues along with a significant decrease in accounts payable.

Net cash provided by investing activities was $14,275 for the nine months ended October 31, 2004 as compared with net cash used in investing activities of $240,819 for the same period ended October 31, 2003. The increase in cash used was primarily attributable to a decrease in deposits less purchases of fixed assets.

Net cash provided by financing activities was for the nine months ended October 31, 2004 was $113,839 as compared with net cash provided by financing activities of $539,372 for the nine months ended October 31, 2003. The decrease is attributable to no proceeds from the sale of common shares during the nine months ended October 31, 2004.

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

Our cash position decreased to $11,697 at October 31, 2004 from the $48,534 at January 31, 2004. The decrease was attributable to $172,247 principal repayment on notes payable and deferred charge on convertible debt $37,500. We continue to maintain a reasonable cash reserve. Retained deficit increased to $(2,121,906) at October 31, 2004 from $(1,543,348) since January 31, 2004 due to the net loss of $578,557.

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

     ITEM  4.   CONTROLS  AND  PROCEDURES
     -------    -------------------------

     Quarterly  Evaluation  of  Controls

     As  of  the  end  of  the  period  covered by this quarterly report on Form
10-QSB, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, William Wright III ("CEO") and Judy A. Henry, our Chief Financial Officer. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

                       DONOBI, INC. (FKA H-NET.NET, INC.)
        THREE AND NINE MONTHS ENDED OCTOBER 31, 2004 AND OCTOBER 31, 2003

                                     PART II
                                     -------

ITEM  1.     LEGAL  PROCEEDINGS
-------      ------------------

We are aware of certain various alleged claims made against us. Our attorney has opined to us, and we concur, that the effects of any unfavorable outcomes to us are remote and immaterial.

ITEM  2.     CHANGES  IN  SECURITIES
-------      -----------------------

During the three months ended October 31, 2004, we issued 325,000 free-trading common shares pursuant to Form S-8 to consultants for services rendered.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
-------      ----------------------------------

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-------      -----------------------------------------------------------

None.

ITEM  5.     OTHER  INFORMATION
-------      ------------------

     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------      -------------------------------------

31.1       Certification of CEO
31.2       Certification of CFO
32.1       Certification of CFO & CEO

On October 15, 2004, we filed an 8-K that disclosed the resignation of Terry L Stein and appointment of Clarke Whitney as a new director.

Forms  8-K  and  related  exhibits  thereto  are  incorporated  by  reference.

                            -Signature page follows-

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

DONOBI,  INC.  (FKA  H-NET.NET,  Inc.)
(Registrant)


By     _______________________
       William  Wright  III
       President  and  Chief  Executive  Officer
      (Principal  Executive  Officer)

Date:  December  10,  2004




By     _______________________
       Judy  A.  Henry
       Chief  Financial  Officer

Date:  December  10,  2004