Form 10KSB
period 2005-01-31
DONOBI INC
filed 2005-05-17
CIK 831232

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended January 31, 2005

Commission File Number 33-20783-D

DONOBI, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1064958
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

3256 Chico Way NW, Bremerton, WA 98312
(Address of principal executive offices)

360-782-4477
Registrant's telephone number

Securities registered pursuant to Section 12 (b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock: $.001 par value
Preferred Stock:$.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days YES X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year: $2,527,460

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,655,220 on or about May 16, 2005.

There were 27,606,981 shares of common stock outstanding having a par value per share of $0.001 as of May 16, 2005.

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

PART I
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
This report contains certain forward looking statements, which may involve known and unknown material risks, uncertainties and other factors not under Donobi’s control including without limitation its ability to operate as a going concern, the need for additional financing, the impact of competition, the management of growth, compliance with regulatory requirements, Donobi’s ability to implement its long term business plan for acquiring complementary businesses and Donobi’s ability to enter into agreements with marketing or distribution partners, which may cause actual results, performance and achievements of Donobi to be materially different from Donobi’s expectations.
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Item 1 General Development of Business.

ABOUT DONOBI, INC.

DONOBI, Inc., formerly H-Net.net, Inc. is an Internet service provider (“ISP”) with its main operations in Washington, Oregon, and Hawaii, offering Internet connectivity and digital video to individuals, multi-family housing, businesses, organizations, educational institutions and government agencies. We provide high quality, reliable and scalable Internet access, web hosting and development, equipment co-location, and networking services to underserved rural markets. Our overall strategy is to become the dominant Internet service provider for residents and small to medium-sized businesses within rural and semi-rural areas in the United States. Our current business is focused within the states of Washington, Oregon, and Hawaii.

Our operations are headquartered at 3256 Chico Way NW, Bremerton, Washington, 98312, and our telephone number is (360) 782-4477. We also maintain an Internet site on the World Wide Web ("WWW") at www.donobi.com. Information contained on our Web site is not and should not be deemed to be a part of this Report.

Our business plan includes, among other things, expansion of our 1) Internet access services, 2) communications and content services, and 3) IT Services, through product growth and maturity, and strategic mergers and acquisitions. The Company is currently organized into three major divisions that are closely integrated for maximum technical support, customer service and billing. The three divisions are: (i) Internet Access Services, consisting of Internet access and email (dial-up, DSL, fiber optic, and wireless access), Shared Tenant Services (multi-family and hotel broadband deployments), and wireless ‘Hotspots’; (ii) Communications and Content, consisting of digital video (television), VoIP (voice over Internet), and traditional phone services; and (iii) IT Services, consisting web site hosting and development, electronic commerce, database design, consulting and implementation, and networking services.

Internet access and hosting are the core service offered to customers. Delivery of service is handled through many different mediums. Those include: dial-up access, Digital Subscriber Line (DSL), Fiber to the Home (FTTH), dedicated T-1 connections, and high-speed wireless access. Along with access, the Company also includes email administration and technical support for all its customers. Dial-up access, email administration and technical support are offered and available nationwide.

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

DONOBi Hotspots were officially launched in the August 2004. Hotspots are wireless access points of presence within communities that allow customers to remotely access the Internet from laptop computers and other mobile devises. We have joined the Airpath Provider Alliance (APA) (www.airpath.com), and as part of the APA, DONOBi Hotspot customers are able to access over 3,500 wireless networks throughout the world.

We offer digital video to customers on the fiber optic portion of the network under the DONOBi Television (DTV) product name. We offer over 130 digital channels that it offers its customers over three (3) different tiered video packages. As this product expands and develops, additional products and services will be available through the company, such as Video on Demand (VOD), Pay-Per-View (PPV), and the selling of commercial advertising space on our network.

We offer a number of IT services to its customers. Some of those include web site design, database development, on-site networking services, and consulting services. These added value services have increase revenues as well as the growth and retention of customers on many of our core products.

RECENT EVENTS

On October 27, 2004 we entered into a Standby Equity Distribution Agreement (the "Equity Distribution Agreement") with Cornell Capital Partners. DONOBi will receive proceeds from the sale of common stock under the Equity Distribution Agreement and from the issuance of additional secured convertible debentures, but not from any other stockholders.

On October 27, 2004, we entered into a 6% Secured Convertible Debenture with Cornell Capital Partners, L.P. The debenture provided the company with $150,000, less $50,000 withheld for expenses attributable to the Standby Equity Distribution Agreement and the Secured Convertible Debenture. The Debenture is repayable to Cornell on the 2 year anniversary of the note including interest calculated on the unpaid principal at six percent (6%).

On November 17, 2004 we announced the successful deployment of DONOBi VELOCiTi, a subscription-based service that works with low-speed connections, allowing users to increase Internet surfing speeds. VELOCiTi allows dialup and other low-speed connection services to surf the Internet and load Web pages faster, by speeding up the transfer of files through a combination of techniques. Internet users that connect at 56 kbps will still be connected at 56kbps with the new service. VELOCiTi just pushes more data through the pipeline and effectively improves the speed at which data transfers occur. Pages that previously took nearly thirty (30) seconds to load can now be viewed in less than seven (7) seconds, on average, and sometimes even faster.

On November 19, 2004 we successfully deployed our first wireless Hotspot. A public wireless Hotspot is an area where a computer or PDA equipped with a wireless device can connect to the Internet through wireless access points. A single access point can be reached from a distance of approximately 300-600ft. DONOBi, Inc., in partnership with Airpath (www.airpath.com) is a wireless Hotspot provider. We have continued to develop this business segment with 18 contracted sites to date, including hotels, sporting facilities, government parks, marinas, and fast-food restaurants.

On January 10, 2005 we filed a Form SB-2 with the US Securities and Exchange Commission. The prospectus relates to the sale of up to 11,628,876 shares of common stock of DONOBi, Inc. ("DONOBi") by certain persons who are stockholders of DONOBi, including Cornell Capital Partners, L.P. ("Cornell Capital Partners"). DONOBi is not selling any shares of common stock in this offering and therefore will not receive any proceeds from this offering. DONOBi will, however, receive proceeds from the sale of common stock under the Standby Equity Distribution Agreement (the "Equity Distribution Agreement"), which was entered into on October 27, 2004 between DONOBi and Cornell Capital Partners, and no other stockholders, and from the issuance of additional secured convertible debentures.

The shares of common stock are being offered for sale by the selling stockholders at prices established on the Over-the-Counter Bulletin Board during the term of this offering. On December 23, 2004, the last reported sale price of our common stock was $0.51 per share. These prices will fluctuate based on the demand for the shares of our common stock. The commitment amount of the Equity Distribution Agreement is $5,000,000. At an assumed offering price of $0.4947 per share, DONOBi should be able to receive the entire $5,000,000 in gross proceeds under the Equity Distribution Agreement. Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "DNOB".

The selling stockholders consist of Cornell Capital Partners, who intends to sell up to 11,620,180 shares of common stock, 10,107,136 of which are under the Equity Distribution Agreement, 1,304,348 are under secured convertible debentures and 208,696 shares of common stock were received from DONOBi as a one-time commitment fee under the Equity Distribution Agreement. In addition to Cornell Capital Partners, Newbridge Securities Corporation intends to sell up to 8,696 shares of common stock.

On January 28, 2005, we entered into a 6% Secured Convertible Debenture with Cornell Capital Partners, L.P. The debenture provided the company with $150,000, less $27,500 withheld for expenses attributable to the Debenture, repayable to Cornell on the 6 month anniversary of the note including interest calculated on the unpaid principal at six percent (6%).

At our option, the principal and accrued interest on both Debentures, all or in part, can be converted to common stock and sold, using the proceeds to repay the balance until paid in full. The agreement sets the conversion price at the lower of (a) 120% of the closing bid price as of the date hereof, or (b) 100% of the average of the three lowest closing bid prices for the thirty (30) trading days immediately preceding the conversion date.

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

SUBSEQUENT EVENTS (post 1/31/2005)

On April 8, 2005, we withdrew the Form SB-2 (Registration Statement) which was originally filed with the US Securities and Exchange Commission on January 10, 2005. No securities have been sold pursuant to the Registration Statement and all activities in respect of the offering have been discontinued.

On April 12, 2005, the company, DNOB Acquisitions, Inc. (DNOB), a Nevada corporation and a wholly-owned subsidiary of DONOBi, and KOA Internet, Inc., a Nevada corporation ("KOA"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). The merger contemplated by the Merger Agreement (the "Merger") was completed on April 25, 2005. As a result of the Merger, KOA merged with and into DNOB, was the surviving entity, and became a wholly-owned subsidiary of DONOBI and all outstanding shares of KOA's capital stock held by its stockholders were exchanged into shares of DONOBI common stock. KOA is a private Internet services company with its base of business in Hawaii.

Immediately prior to the Merger, KOA entered into a Convertible Debenture Purchase Agreement (the "Purchase Agreement"), dated as of April 12, 2005, with Highgate House LLC, an accredited investor located in Minnesota ("Highgate"), pursuant to which it sold and issued convertible debentures to Highgate in an aggregate principal amount of $700,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. One debenture in the principal amount of $699,600 was issued for gross proceeds of $699,600 in cash (the "Debenture A") and a debenture in the principal amount of $400 was issued for gross proceeds of $400 in cash (the "Debenture B" and collectively with the Debenture A, the "Debentures"). The Debenture A has a maturity date of April 11, 2007 and the Debenture B has a maturity date of April 11, 2008, each subject to earlier conversion or redemption pursuant to its terms, and each bears interest at the rate of 6% per year, payable in cash or shares of common stock at the option of the holder of the Debentures. As a result of the Merger, DONOBI has assumed the rights and obligations of KOA in the private placement, including the gross proceeds raised through the sale of the Debentures, and KOA's obligations under the Debentures and the Purchase Agreement.

On April 25, 2005 and concurrent with the Merger, the previously report Secured Convertible Debentures with Cornell Capital Partners, L.P. (dated October 27, 2004 and January 28, 2005 in the aggregate amount of $300,000) were paid off along with accrued interest to date. No further rights or obligations exist related to these debentures.

On April 25, 2005, the company and Cornell Capital Partners, L.P. mutually terminated the standby equity distribution agreement (the "Standby Equity Distribution Agreement"); a registration rights agreement (the "Registration Rights Agreement") and an escrow agreement (the "Escrow Agreement") all of which are date as of October 27, 2004 (Collectively, the Standby Equity Distribution Agreement, the Registration Rights Agreement, and the Escrow Agreement are referred to as the "Transaction Documents"). The parties terminated the Transaction Documents and the respective rights and obligations contained therein. As a result of this provision, none of the parties shall have any rights or obligations under or with respect to the Transaction Documents.

The ISP Market

Though the industry is extremely fragmented, the top ten U.S. ISPs hold over 65% of the market share of all Internet access revenues in the U.S. in the Q1 2004 according to market research compiled by Alex Goldman, Managing Editor for ISP-Planet1  Alex Goldman, “Top 22 U.S. ISPs by Subscriber: Q1 2004,” ISP-Planet, 20 May 2004 <www.isp-planet.com/research/rankings/usa.html>. . The remaining 35% is divided between an estimated 6000 independent ISPs. Many smaller ISPs are surviving by branching out into other services and by dealing with rural areas overlooked by the national access providers. These other services will include web design and hosting, network consulting, and hardware reselling and leasing. Internet access services, however, will continue to account for over half of all business ISP revenues.

According to ISP-Planet2  Ibid., AOL is still the largest consumer ISP in the U.S. with 26.1% of the market in Q1 2004 compared 19.4% of the market in Q4 2001. In Q1 2004, AOL had 24.0 million subscribers compared to 27.7 million subscribers in Q4 2001. Its closest competitor, Microsoft Network (“MSN”), has an estimated 8 million subscribers or 8.9% of the market. Comcast was the third largest U.S. consumer ISP with about 5.6 million subscribers and 6.2% of the market. United Online was fourth largest with 5.4 million subscribers and 5.9% of the market and EarthLink was fifth largest with 5.3 million subscribers and 5.8% of the market.

Not surprisingly, though, the largest ISPs traditionally have the lowest customer satisfaction ratings. A recent survey conducted by Consumer Reports magazine asked U.S. dial-up modem users to rate eight (8) large ISPs on a number of aspects such as reliability, speed, technical support, and quality of email service. MSN trailed in last in the survey, mainly because its customers were unhappy with its email service, technical support, and reliability. Reliability was also a problem for AOL users, with 60% saying they had suffered a dropped connection in the month prior to the survey.3  www.consumerreports.org Overall, industry churn data is unavailable but data collected from our records and compared to the churn rate of other publicly reported ISPs such as Covad, United Online and Earthlink shows we experience one-third the industry average of the larger ISPs.

The Fiber/Video Market

In its latest research report, Fiber To The Premises in The United States: The Promise of Universal Broadband Access, KMI Research forecasts that the FTTP market for equipment, cable, and apparatus will reach $3.2 billion in 2009, representing a 54-percent CAGR for the forecast period. Verizon's announcement and commitment to pass one million homes in 2004 bolstered the technology, giving it validity after many much-hyped projects were left on the drawing board. In 2003, a fledgling FTTP market got off the ground with the beginning of almost 100 different projects--the majority of which were undertaken by municipalities, utility companies, real-estate developers, and other "non-telco" organizations. In 2003, the telcos contributed only three percent to the FTTP market for cable and equipment. KMI, however, expects that telcos will represent 70 percent of the FTTP market by 2009. (Faulkner News)

DONOBi’s Edge

We are currently organized into three major divisions that are closely integrated for maximum customer support and service. The three divisions are: (i) Internet Services Division, consisting principally of ISP, mail accounts, web site design and hosting, electronic commerce, database design, consulting, implementation, and reporting services; (ii) Shared Tenant Services Divisions, consisting principally of multi-user broadband access, wireless technology, on-site networking, wide area networking and annual service and maintenance contracts; and (iii) DONOBi Fiber/Video Division, consisting principally of fiber optic connectivity, digital audio and video, video on demand and internet telephone service.

We will continue to exploit what the National Telecommunications and Information Association has referred to as the “Green Field” - towns of 25,000 to 250,000 through absorption of the small ISPs that service these markets.

We differentiate ourself by our ability to offer broadband fiber optic and wireless Internet service and connectivity to rural and urban customers that would otherwise be unable gain Internet access by virtue of their location or geographic region. We are seeking to expand our access and the services we provide to underserved markets throughout the Western U.S. by: (i) acquiring and integrating small “mom and pop” run ISP’s throughout its geographical targeted region, thereby rapidly penetrating and growing 3 major revenue streams - Single Family Residents ISP, Multi-Family Residents ISP, and business Internet services; (ii) contracting with residential apartment and condominium owners and government housing to offer wireless ISP services to entire buildings; (iii) leveraging our increasing customer base by partnering with local PUDs to provide new high speed broadband Internet services; and (iv) increasing company size and efficiency to service 9 Western states.

We brought to completion in Q3 a custom accounting and billing application built around the robust Microsoft Great Plains Business Solution. The customization of the Great Plains solution, along with the integration of several strategic third party applications and a web interface, will provide us with the most dynamic back office system available today for companies in a national market. The system will allow for rapid integration of an acquired company’s accounting and billing information. It will also provide audit compliant multi-level accounting of products and services, tracking and handling of the various taxing municipalities, provide for on-line access to both customers and employees, and interface with the secondary technical programs running our servers and access equipment.

DONOBi’s Competition

Our current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

Established national online services, such as AOL, MSN, Comcast and United Online; local and regional ISPs; national telecommunications companies, such as AT&T and MCI Worldcom; regional bell operating broadband providers such as cable providers and utility companies; and local and long distance telephone companies, such as Bell South, Verizon and SBC Communications.

Regionally, Seattle/Tacoma has the highest level of Internet penetration in the U.S., reports eMarketer.4  www.eMarketer.com Research from Scarborough Research in 2001 found that 60% of people in the Seattle/Tacoma market had used the Internet in the 30 days prior to being polled.5  Scarborough Research; May 7, 2001 The Technology Network (TechNet), a national network of CEO’s from the nation’s leading technology companies has set out a series of objects to support and encouraged the government “…to make broadband a national priority and to set a goal of making an affordable 100-megabits per second broadband connection available to 100 million American homes and small businesses by 2010….with a potential impact of $500 billion on the United States economy… true broadband is the key to the next generation of communications and Internet services.”6  www.idcresearch.com President Bush emphasized, “in order to make sure the economy grows, we must bring the promise of broadband technology to millions of Americans.”

The past 4 years have seen continued growth of 20% per year with over 55% of the population being on-line at the end of 2001.7  www.idcresearch.com The trend will continue as the Internet has emerged as an efficient global medium, enabling millions of people worldwide to share information, communicate, and conduct business electronically. According to International Data Corporation (IDC), the number of Internet users around the world is expected to reach 943 million by 2005. The research firm says that global Internet traffic in 2005 will be 93 times the volume of traffic in 2000. Back then, the world’s Internet users generated traffic of 24,432 terabits a day. By 2005, daily traffic will constitute almost 2.3 million terabits every day. That is equal to a compound annual growth in traffic of 147%. IDC believes that Internet traffic will surpass voice traffic sometime this year, and will exceed voice traffic by more than eight times in 2005.8  www.nielsen-netratings.com According to Nielsen/Netratings, more than 174 million Americans, or 55% of U.S. households, now have Internet access at home, despite a moderate drop in growth in 2001. Statistics also reveal that users are spending more time online. In December 2001, users spent 17 hours online, compared to 15 hours in December 2000. Users with high-speed connections account for 50% of all hours spent online.9  www.nielsen-netratings.com

DONOBi’s Growth Strategy

Our strategic growth and technology deployment focus on delivering broadband connectivity and services to the small office and home office (“SOHO”) market located in urban, suburban and rural areas, supported by its operational “platform” of integrated customer services, technological support and billing. The Company expects demand for its products and services to continue to grow.

Since 1999, we have successfully completed the acquisition of twelve rural ISPs, thereby substantially increasing its subscriber base. This increased subscriber base enables the Company to offer additional Internet-related services at a lesser cost by bundling our existing services with new services and by marketing new products to our existing client base.

We continue to contact new potential acquisition targets, which would further increase the subscriber baseline, thereby further increasing profitability and cash flow through integration and consolidation of services. We have spent a considerable amount of time and effort to determine the most effective way to capitalize on the growing Internet services and connectivity potential of the Western United States. Targeted acquisitions and research and development aimed at providing Internet connectivity solutions to underserved markets places us in the forefront of the expanding Internet services business. We expect demand for its products and services to continue to grow as a result.
Our Shared Tenant Services (STS) infrastructure provides the resources and equipment essential to delivering high-speed broadband wireless connectivity to rural and urban areas overlooked by national ISPs and the Telecom industry. The end result is the ability to provide high-speed Internet access and wireless Internet access at a competitive cost where high-speed Internet access would otherwise be unavailable. Shared tenant services are typically contract under long-term service level agreement of five (5) years with a five (5) year option.

Our location in the U.S. is the ideal geographic region for rapid expansion and market penetration of Shared Tenant Services. The West and Southwest regions of the U.S. represent 70% of the “Top Ten Apartment Markets in the U.S.”, reports the National Multi-Housing Council (“NMHC”), as well as 35% of the “A” quality properties in the country. Our initial sales plan is designed to capitalize and execute on these easily targeted and highly accessible sales opportunities.

We have committed to partner with local PUDs to deliver high speed Internet access and television to residential and business customers over newly installed fiber optic cabling. The initiative is being spearheaded by Grant County in Eastern Washington and locally by Mason and Kitsap County PUDs. PUDs act as the pipeline wholesaler and we act as a retailer of Internet services to deliver the “last mile”, as well as billing and support services to the end user. DONOBi has become a retailer of fiber optic access for Mason, Grant and Kitsap County, thus creating a new revenue stream and long-term opportunity for the other divisions within the company. In addition to high-speed Internet access, the fiber optic network enables us to offer its customers additional choices for video online, television and telephone services. This is in direct contrast to the traditional single choice that customer have today. While the majority of our competitors can only offer Internet access to prospective customers, DONOBi, through its fiber optic network, can offer additional services thereby making their service more attractive. The additional revenue and opportunities derived from these added services change not only the business opportunities, but also the potential value of a DONOBi customer, by 5 to 10 fold. We will expand its services offered via its fiber optic network to include online video on demand (VOD), video conferencing (VC), and voice over Internet telephone services (VOIP).

Controls and Procedures

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Our Principal Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Principal Executive Officer and Principal Financial Officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

Reports to Security Holders

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

Item 2 Properties

We lease our main office facilities, from a party related through common ownership, under an agreement that expires in February 2008. We paid this related party $38,771 and $39,159 during the years ended January 31, 2005 and 2004, respectively. We also lease other office facilities on a month-to-month basis at $1,100 per month for its Moses Lake office, $800 per month for HQ server room, and $95 per month for storage facilities. We also lease from an unrelated party its Moses Lake server room for $200 per month. This lease has a three year term with an annual renewal option every November 30th.

Item 3 Legal Proceedings

None.

Item 4 Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our fiscal year ended January 31, 2005, the majority of the shareholders voted to approve issuances of common stock to various officers, directors and outside consultants for services received.

PART II

Item 5	Market for the Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock and Dividends

Our common stock commenced trading in the May 1994. We now trade under the symbol “DNOB”, formerly “HNNT” on the Over-the-Counter Bulletin Board. The following table sets forth for the periods indicated the range of high and low representative bid quotations for the Company's Common Stock, which were obtained from market makers. A 32-1 reverse split took effect in December 2003. The company obtained this information from brokers who make a market in the company’s securities. The prices below have been retroactively adjusted for the above split.

Quarter Ended	Bid-Low	Ask-High

April 30, 2003	$00.64	$02.88
July 31, 2003	$01.60	$14.40
October 31, 2003	$03.20	$08.64
January 31, 2004	$00.51	$05.12
April 30, 2004	$00.51	$03.68
July 31, 2004	$00.35	$01.45
October 31, 2004	$00.40	$01.25
January 31, 2005	$00.40	$01.50

The number of our record holders of Common Stock as of January 31, 2005, was 491. Additional holders of the Company's Common Stock hold such stock in street name with various brokerage firms.

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

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

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

Introduction

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

Selected Financial Data

The following table summarizes selected historical financial information of Donobi, Inc. as of January 31, 2005 and January 31, 2004 and for the fiscal years ended January 31, 2005 and 2004.

Condensed Balance Sheet Information	2005	2004

Current Assets	$276,285	$241,436
Property and Equipment	307,207	272,017
Total Assets	1,069,692	1,058,193
Total Liabilities	1,601,180	1,122,360
Stockholders' (Deficit)	(531,488)	(64,167)

Condensed Statement of Operations Information	2005	2004

Revenue	$2,527,460	$2,221,992
Expenses	2,882,980	1,593,446
Loss before extraordinary item	(1,550,179)	(655,087)
Net loss	(1,843,768)	(857,162)
Net loss per share	(0.12)	(0.07)

Results of Operations

The financial information regarding the parent company and its subsidiaries are presented on a consolidated basis.

Income

Revenues were $2,527,460 and $2,221,992 for the fiscal years ended January 31, 2005 and January 31, 2004, respectively, generating net losses of $1,843,768 and $857,162 for the fiscal years ended January 31, 2005 and January 31, 2004, respectively. This revenue increase is primarily attributed to an increase in subscriber customer accounts during fiscal 2005.

Expenses

The expenses of $2,882,980 increased for the year ended January 31, 2005 as compared to expenses of $1,593,446 for the year ending on January 31, 2004. Expenses were increased due to more stock issuances to contractors and consultants in fiscal 2005 compared to fiscal 2004.

Overall, the major costs were wages and professional fees, mostly incurred through issuances of our common stock in fiscal 2005. All the job functions for all personnel remain unchanged. We continue to be encouraged by the enthusiasm demonstrated by our customers and potential customers for our various Internet services.
Net Earnings / Losses

Net loss for the year ended January 31, 2005 was $1,843,768 in comparison with $857,162 for the year ended January 31, 2004. The loss per share was $0.12 for fiscal 2005 in comparison with $0.07 in the previous year. We will embark on various cost cutting measures in order to attempt reach a more stable financial environment and achieve the goal of showing positive earnings. These cost cutting measures are expected to continue until positive earnings can be shown. In comparison with the previous year, the expected consolidation of revenue and the subsequent ramp up accompanied by improvements in the bottom line are now underway

Our cash position increased from $48,534 at January 31, 2004 to $107,475 at January 31, 2005. Retained deficit increased to $3,387,116 due to the net loss during the fiscal 2005 year end.

     We have suffered recurring losses in the past couple of years. We project that current and projected revenues and capital reserves will sustain us for at least 12 months along with the cash raised on the equity placement in fiscal 2005. If the projected revenues of these sources fall short of needed capital, because of a decrease in demand for the company's services and products as well as other factors, we may not be able to sustain its capital needs for more than eighteen months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.

Impact of Inflation

     The company believes that inflation has had negligible effect on operations over the past two years. We believe that it can offset inflationary increases by increasing sales and improving operating efficiencies.

Years ended January 31, 2005 and January 31, 2004

     Cash flows used in operations were a negative $523,332 for the year ended January 31, 2005, and a negative $473,314 for the year ended January 31, 2004. Negative cash flows from operating activities for the years ended January 31, 2005 and 2004 are primarily attributable to losses from operations and in 2005 by the common stock issued for services.

     Cash flows used in investing activities were $37,659 for the year ended January 31, 2005 and $296,263 for the same period in 2004 mainly due to purchase of intangible and fixed assets.

     Cash flows provided by financing activities were $619,932 for the year ended January 31, 2005 and $779,455 for the year ended January 31, 2004. The positive cash flow in 2005 pertained primarily to borrowings of notes payable and sale of treasury stock. The positive cash flows in fiscal 2004 were primarily due to the equity placement of common stock sold during fiscal 2004.

Liquidity

     On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues and additional infusions of capital. Management believes that we have the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set. However, to fully maximize the potential presented by the key events presented below, management believes that approximately $5,000,000 will need to be raised. If necessary, we plan to raise this capital through an additional follow-on stock offering. Once these funds are raised, they will be primarily used to complete development of the later phases of Donobi, Inc. as well seeking entry to NASDAQ small caps. If the general economic situation and the market conditions improve, our marketing effort will be increased by hiring a sales staff of six salesmen, and increasing the number of national/regional trade shows and conferences attended. It is anticipated that the funds will be raised through a private placement or through off-shore financing. If we are unable to raise additional capital, the growth potential will be adversely affected. Additionally, we will have to significantly modify its plans.

Critical Accounting Policies (FR-60)

Revenue recognition is a critical accounting policy of ours since it represents the majority of our entire financial statements taken as a whole. It is also important in light of the Staff Accounting Bulletins published by the Securities and Exchange Commission the past few years.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred  tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Bongiovanni & Associates, P.A.
Certified Public Accountants

  17111 Kenton Drive, Suite 100-B
Cornelius, North Carolina 28031

(704) 892-8733 Office
(704) 892-6487 Fax

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors:
Donobi, Inc.

We have audited the consolidated balance sheet of Donobi, Inc. and its wholly owned subsidiaries as of January 31, 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended January 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Donobi, Inc. and its wholly owned subsidiaries as of January 31, 2005, and the consolidated results of its operations and its cash flows for the years ended January 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has negative working capital, has a stockholders’ deficit and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bongiovanni & Associates, P.A.

Cornelius, North Carolina

May 12, 2005

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JANUARY 31, 2005

ASSETS	Jan. 31, 2005

CURRENT ASSETS:
Cash and cash equivalents	$107,475
Accounts receivable, net of allowance for doubtful accounts of $19,645	77,949
Costs incurred in excess of billings	63,801
Current portion of note receivable	2,400
Prepaid expenses and other current assets	24,660
TOTAL CURRENT ASSETS	276,285

FIXED ASSETS
Furniture and fixtures	53,174
Vehicles	37,639
Computer hardware	424,957
Tenant improvements	6,839
Accumulated depreciation	(215,402)
TOTAL NET FIXED ASSETS	307,207

OTHER ASSETS
Intangible assets, net of accumulated amortization of $42,874	475,465
Notes receivable	1,600
Deposits	9,135
TOTAL OTHER ASSETS	486,200

TOTAL ASSETS	$1,069,692

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$557,914
Deferred revenue	114,807
Current portion of capitalized lease obligation	29,509
Current portion of notes payable	659,707
TOTAL CURRENT LIABILITIES	1,361,937

LONG-TERM DEBT
Notes payable	206,697
Capitalized lease obligation	32,546
TOTAL LONG-TERM DEBT	239,243

STOCKHOLDERS' DEFICIT
Common stock ($.001 par value, 100,000,000 shares authorized; 16,106,981 shares issued and outstanding at January 31, 2005)	16,107
Preferred stock ($.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2005)	-
Treasury stock	(2,274)
Additional paid in capital	2,609,286
Additional paid in capital - treasury stock transactions	232,509
Retained deficit	(3,387,116)
TOTAL STOCKHOLDERS' DEFICIT	(531,488)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,069,692

The accompanying notes are an integral part of these consolidated financial statements

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004

	For the Year Ended Jan. 31,
	2005	2004
REVENUES:
Sales	$2,527,460	$2,221,992
Cost of sales	(1,121,745)	(1,132,455)
Gross profit	1,405,715	1,089,537

EXPENSES:
Advertising	44,255	49,905
Amortization	29,780	6,531
Bad debts	45,105	6,527
Business consulting	923,061	-
Depreciation	80,806	22,205
Dues and subscriptions	7,434	4,976
Finance, credit card and bank charges	43,892	43,907
Insurance	91,961	77,280
Investor relations	48,375	-
Office supplies	41,673	35,071
Other general and administrative	20,085	27,693
Licenses and taxes	39,022	37,754
Postage and delivery	22,997	26,731
Professional fees	248,241	125,397
Repairs and maintenance	10,959	9,071
Salaries, wages and related taxes	1,026,119	947,120
Telephone	51,121	64,445
Travel and entertainment	24,703	32,193
Rent	76,607	70,950
Utilities	6,784	5,690
Total Expenses	2,882,980	1,593,446

Loss from operations	$(1,477,265)	$(503,909)

OTHER INCOME (EXPENSE):
Loss from impairment of goodwill	-	(124,629)
Interest expense	(43,382)	(28,875)
Other income (expense)	(29,532)	2,326
Total other expense	(72,914)	(151,178)

Loss before income taxes and
extraordinary item	(1,550,179)	(655,087)

Provision for income taxes	-	-

Loss before extraordinary item	(1,550,179)	(655,087)

Extraordinary items:
Fees associated with financing	(293,589)
Fees associated with acquisition	-	(202,075)

NET LOSS	$(1,843,768)	$(857,162)

Basic and fully diluted net loss per common share:	$(0.12)	$(0.07)

Weighted average common shares outstanding	14,832,865	12,609,817

The accompanying notes are an integral part of these consolidated financial statements

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004

				Additional
				Paid-in
				Capital -
			Additional	Treasury
	Common Stock		Paid-in	Stock	Treasury	Retained
	Shares	Amount	Capital	Transactions	Stock	(Deficit)

Balances, January 31, 2003	11,660,883	$-	$643,840	$-	$-	$(686,186)

Net loss for the year	-	-	-	-	-	(857,162)

Purchase of treasury shares	-	-	-	-	(49,500)	-

Issuance of common shares for services	11,025	-	5,512	-	-	-

Sale of common stock	1,511,842	-	879,329	-	-	-

Balances, January 31, 2004	13,183,750	$-	$1,528,681	$-	$(49,500)	$(1,543,348)

Recapitalization due to share exchange	1,696,127	14,880	-	-	-	-

Net loss for the year	-	-	-	-	-	(1,843,768)

Sale of treasury shares to unrelated investors	-	-	-	232,509	17,500	-

Issuance of treasury shares for services rendered	-	-	-	-	29,726	-

Fractional share issuances	130	-	-	-	-	-

Issuance of common shares for services	1,226,974	1,227	1,080,605	-	-	-

Balances, January 31, 2005	16,106,981	$16,107	$2,609,286	$232,509	$(2,274)	$(3,387,116)

The accompanying notes are an integral part of these consolidated financial statements

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,843,768)	$(857,162)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	80,806	22,205
Amortization	29,780	6,531
Loss from impairment of goodwill	-	124,629
Bad debts	-	6,527
Recapitalization due to share exchange	14,880	-
Treasury stock tendered for compensation	29,726	-
Issuance of common shares for services	1,081,832	5,512
(Increase) decrease in operating assets:
Accounts receivable	40,109	(69,785)
Costs incurred in excess of billings	(2,736)	(45,125)
Prepaid expenses and other assets	(10,881)	(8,246)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	102,148	181,565
Deferred revenue	(45,228)	160,035
NET CASH USED IN OPERATING ACTIVITIES	(523,332)	(473,314)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in deposits	28,105	(35,425)
Purchases of intangible assets	-	(167,549)
Purchases of fixed assets	(65,764)	(93,289)
NET CASH USED IN INVESTING ACTIVITIES	(37,659)	(296,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capitalized lease obligation	(12,724)	(8,166)
Collections of note receivable	800	-
Borrowings under notes payable	633,857	142,500
Principal repayments of notes payable	(252,001)	(229,708)
Purchase of treasury stock	-	(4,500)
Treasury stock resold to investors	250,000	-
Sale of common shares	-	879,329
NET CASH PROVIDED BY FINANCING ACTIVITIES	619,932	779,455

NET INCREASE IN CASH AND CASH EQUIVALENTS	58,941	9,878

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	48,534	38,656

END OF THE YEAR	$107,475	$48,534

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH
FINANCING ACTIVITIES:
Common stock issued for services	$1,081,832	$5,512
Common shares issued and notes payables incurred for purchase
of goodwill and equipment	$-	$56,000
Notes payables incurred for purchase of fixed assets	$-	$33,903
Treasury stock acquired via accounts payable	$-	$45,000
Purchase of fixed assets under capitalized lease obligation	$50,232	$-
Incurrence of notes receivable for sale of assets	$4,800	$-

The accompanying notes are an integral part of these consolidated financial statements

DONOBI, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
Donobi Inc. and its wholly owned subsidiaries (the “Company”) provide Internet related services including connectivity, web access, web hosting and development, video services, networking and development and design to single and multi-unit residential and business customers across the U.S.A, principally in the Northwestern part of the U.S.A. The Company is domiciled in Nevada.

On February 16, 2004, the Company and an unrelated publicly traded company (H-Net.net, Inc.), executed an addendum and closed on an Acquisition Agreement and Plan of Reorganization (the "Agreement") for the acquisition by the publicly traded company, of all of the Company’s issued and outstanding stock. This transaction was passed upon and approved by a majority of Board of Directors of each company and was codified in the form of a definitive agreement originally executed by the parties on December 30, 2003.

Pursuant to the Agreement, the Company exchanged all of its issued and outstanding common stock for 13,558,750 shares of newly issued common stock of the publicly traded company. As a result of the transaction, a change of control of the publicly traded company has occurred and the Company shareholders, as a group, now hold a majority of the publicly traded company's issued and outstanding common stock.

As a result of the Agreement, the transaction was treated for accounting purposes as a reverse merger and recapitalization by the legal acquirer (H-Net.net, Inc.) and as a reorganization of the accounting acquirer (Donobi, Inc.). Accordingly, the financial statements include the following:

1. The balance sheet consists of the net assets of the accounting acquirer at historical cost; and

2. The statements of operations include the operations of the accounting acquirer for the years presented.

The consolidated financial statements include its wholly owned subsidiaries, World Front Technologies Corporation and Silverlink Corporation.

Basis of Presentation
The consolidated financial statements include the accounts of Donobi Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Advertising

The Company charges the costs of advertising to expense when incurred. Advertising expense for the years ended January 31, 2005 and 2004 was $44,255 and $49,905, respectively.

DONOBI, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management’s Use of Estimates
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

Deferred Taxes
Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Impairment of Long-Lived Assets
The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on February 1, 2002. No impairments of these types of assets were recognized during the years ended January 31, 2005 and 2004 based upon a management review of such assets.

Accounts Receivable

Accounts receivable are charged to bad debt expense as they are deemed uncollectible based upon a periodic review of the accounts. The Company performs ongoing credit reviews of its customer accounts.

Notes Receivable

Notes receivable are charged to bad debt expense as they are deemed uncollectible based upon a periodic review of the accounts. The Company performs ongoing credit reviews of its notes receivable.

Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

DONOBI, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company follows the percentage of completion method of accounting for contracts. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset in the accompanying balance sheet.

Financial Instruments
The Company’s financial instruments are cash, investments, accounts receivable and accounts payable. The recorded values of cash, accounts and notes receivable, intangibles, deposits, accounts payable and accrued expenses, capitalized lease obligations, notes payable approximate their fair values based on their short-term nature.

Loss Per Share

The Company reports loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Comprehensive Income (Loss)

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the years covered in the consolidated financial statements.

Equipment Under Capital Leases

The Company leases certain of its data communication and other equipment under agreements accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital lease are depreciated over the shorter of their estimated useful lives or the related lease term.

DONOBI, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123. Common shares issued for services rendered by a third party are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable.

Intangible Assets

Intangible assets consist of goodwill, customer lists and non-compete covenants. Purchase goodwill, which represents the excess of the cost of the purchased company over the fair value of the net assets of acquisition, was being amortized over 15 years until the end of fiscal 2001. Effective January 31, 2002, the Company ceased amortization of goodwill in accordance with Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, The Company assesses goodwill and customer lists for impairment annually. Customer lists, consisting of acquired subscriber bases, are being amortized over 15 years and non-compete covenants are being amortized over the contractual life/term of the non-compete period.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15,2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company plans to adopt this Interpretation in the first quarter of fiscal 2004.

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company's financial statements.

DONOBI, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Cont.)

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SGAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the third quarter of the year ending September 30, 2006. Small business issuers need not comply with the new standard until fiscal periods beginning after December 15, 2005. We already disclose expense of employee stock options for annual and quarterly periods on fair value calculation according to SFAS No.123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005.

NOTE 2  INCOME TAXES

At January 31, 2005 the Company had federal net operating loss carry forwards of approximately $1,800,000 that expire in various years through the year 2019.

Due to operating losses, there is no provision for current federal income taxes for the years ended January 31, 2005 and 2004. There are no state income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at January 31, 2005 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $610,000 less a valuation allowance in the amount of approximately $610,000, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $170,000 and $230,000 for the years ended January 31, 2005 and 2004, respectively.

The Company’s total deferred tax asset as of January 31, 2005 is as follows:

Net operating loss carry forwards  $ 1,800,000
Valuation allowance     (1,800,000)
                                        Net deferred tax asset  $       --
                                                                                    ==========

DONOBI, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 2  INCOME TAXES (CONT.)

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended January 31, 2005 and 2004 is as follows:

                                                                          2005  2004
Income tax computed at the federal statutory rate  34%   34%
Valuation allowance                                           (34%)  (34%)

Total deferred tax asset                                         0%     0%

NOTE 3  CAPITAL STOCK

The Company is authorized to issue 100,000,000 and 5,000,000 common and preferred shares, respectively, at $.001 par value per share.

During the year ended January 31, 2005, the Company changed its domicile from the state of Colorado to the state of Nevada pursuant to a majority vote of the Company’s shareholders.

During the years ended January 31, 2004, the Company issued 1,511,842 common shares for cash receipts of $879,329.

During the years ended January 31, 2005 and 2004, the Company issued 1,226,974 and 11,025 common shares for the fair value of services rendered of $1,081,832 and $5,512, respectively, which is expensed in the accompanying consolidated statements of operations.

NOTE 4  OPERATING LEASES

The Company leases its main office facilities, from a party related through common ownership, under an agreement that expires in February 2008. The Company paid this related party $38,771 and $39,159 during the years ended January 31, 2005 and 2004, respectively. The Company also leases other office facilities on a month-to-month basis at $1,100 per month for its Moses Lake office, $800 per month for HQ server room, and $95 per month for storage facilities. The Company also leases from an unrelated party its Moses Lake server room for $200 per month. This lease has a three year term with an annual renewal option every November 30th. Minimum rentals under the non-cancelable leases exceeding one year are as follows:

2006	$44,112
2007	50,855
2007	51,468
2009	8,578
2010	-0-
$155,013
Rent expense was $76,607 and $70,950 in fiscal years ending January 31, 2005 and 2004, respectively.

NOTE 5  LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Basic and diluted loss per share was the same for the fiscal years of 2005 and 2004.

NOTE 6  LITIGATION AND RELATED TREASURY STOCK TRANSACTIONS

During the year ended January 31, 2004, the Company filed a civil lawsuit against an entity for breach of fiduciary duty among other claims. This entity filed counterclaims against the Company. During the year ended January 31, 2005, the Company settled this litigation by which the Company received 707,500 shares of its common stock back from the defendant in exchange for $49,500. These shares were originally debited to treasury stock at the time of purchase during the year ended January 31, 2005. Also during the fiscal year ending January 31, 2005, the Company disposed of 250,000 of these treasury shares at $1 per share to unrelated individuals. The resultant gain on sale was recorded to “additional paid in capital - treasury stock transactions” and is included in the accompanying consolidated balance sheet in accordance with the par value method of accounting for treasury stock.

The Company is aware of certain various alleged claims made against it. The Company’s attorney has opined to the Company, and management concurs, that the effects of any unfavorable outcomes to the Company are remote and immaterial.

NOTE 7  RELATED PARTY TRANSACTIONS

During the years ended January 31, 2005 and 2004, the Company earned $-0- and $41,690, respectively, from a company related to it through common ownership and directorship.

During the years ended January 31, 2005 and 2004, the Company earned $58,892 and $64,655, respectively, from another company related to it through common ownership and directorship.

During the years ended January 31, 2005 and 2004, the Company paid $38,771 and $41,429, respectively, to a company related to it through common ownership.

NOTE 8           GOING CONCERN AND UNCERTAINTY

The Company has suffered recurring losses from operations, has a negative book value and has negative working capital as of January 31, 2005. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working capital and book value deficiencies, and 2) implement a cost reduction plan and a plan to increase sales. The Company’s continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

DONOBI, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 9           SEGMENT REPORTING

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of January 31, 2005 and 2004.

NOTE 10          SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended January 31, 2005 and 2004 are summarized as follows:

Cash paid during the period for interest and income taxes:

    2005                 2004

Income Taxes                            $ --                  $ --
Interest                                      $ 43,382           $ 28,875

NOTE 11          CAPITALIZED LEASE OBLIGATIONS

The Company is leasing various equipment under noncancelable capital leases that expire at various dates through October, 2007. The total obligation under the capital leases has been recorded in the accompanying consolidated balance sheet at the net present value of the future minimum lease payments, discounted at an interest rate of 10%. The net book value of the equipment was approximately $65,000 at January 31, 2005.

Minimum future obligations under this capital lease at January 31, 2005 are as follows:

Year	Amount

2005	$34,915
2006	27,048
2007	10,183
2008	2,190
Total minimum obligation	74,336

Less amount representing interest	12,281

Present value of net
minimum obligation	62,055

Less current portion	29,509

$32,546

DONOBI, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 12          NOTES PAYABLE

Notes payable at January 31, 2005 consist of the following:

Note payable to an bank related through common directorship, bearing interest of the bank’s base rate less 1%, secured by all of the Company’s business assets. Loan commenced on
July 8, 2004 and matures on July 8, 2006. Twenty-four
monthly principal and interest payments of $6,463.    $110,164

Demand loan payable to a former related party officer
bearing no interest, unsecured. No set monthly principal
payments. Effects of imputed interest are included in the
consolidated financial statements herein.                                             $ 25,000

Note payable to an individual, who is also a minority
stockholder, bearing 9.50% interest per annum, unsecured.
No set monthly payments of principal and interest.
Note matured four months after signing date of December,
2002. Note includes additional 4% in points on the unpaid
balance. See “Business Acquisition” footnote below for the
reason for the loan.                                                                            $ 75,000

Unsecured note payable to unrelated individuals bearing
no interest for the 60 day term of the note. Entire balance
of principal and unpaid interest, formerly due on February of
2003 now due on demand. Effects of imputed interest are
included in the financial statements herein. See “Business
Acquisition” footnote below for the reason for this loan.                      $ 52,169

Unsecured loan payable to unrelated individuals bearing
interest of 4.48%. Monthly payments of principal and
interest of approximately $1,700 with maturity formerly due
on May 2003, now past due.                                                              $ 9,364

Unsecured loan payable to an unrelated individual bearing
interest of 8.00%. Monthly payments of principal and
interest of approximately $2,900 with maturity due date of
May 2005. See “Business Acquisition” footnote below for
The reason for this loan.                                                                   $ 12,949

Installment note payable to an unrelated credit company
bearing interest of 9.75%. Sixty monthly payments of
principal and interest of $239 with maturity date of
June 2008.                                                                                       $ 8,326

Installment note payable to an unrelated credit company
bearing interest of 9.75%. Sixty monthly payments of
principal and interest of $236 with maturity date of
June 2008.                                                                                       $ 8,285

Installment note payable to an unrelated credit company
bearing interest of 9.75%. Sixty monthly payments of
principal and interest of $239 with maturity date of
June 2008.                                                                                       $ 8,418

DONOBI, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 12         NOTES PAYABLE (CONT.)

Installment note payable to Public Utility District No. 2
of Grant County Washington bearing interest of 7.25%
per annum. Twelve monthly payments of principal and
interest of $6,900 with maturity date of June 2005.                           $ 46,839

Unsecured loan payable to an unrelated entity bearing
interest of 6.00% per annum. Maturity date of October
29, 2006.                                                                                       $150,000

Unsecured loan payable to an unrelated entity bearing
interest of 6.00% per annum. Maturity date of July 27,
2005.                                                                                             $150,000

Unsecured promissory note payable to an unrelated
individual bearing interest of 9.50% per annum. Note
matured on March 1, 2005 and is currently in default.
The interest rate converted to a penalty interest rate
21.00% per annum at the time of default.                                        $200,500

Unsecured loan payable to unrelated individuals bearing
interest of 4.48%. Monthly payments of principal and
interest of approximately $1,700 with maturity formerly due
on May 2003, now past due.                                                           $ 9,390

Total                                                                                 $866,404

Less: current portion                                                          $659,707

Long-term portion                                                              $206,697
                                                                                                     ~~=======~~

Principal maturities of notes payable as of January 31, 2005 for the next five years and thereafter is as follows:

2006    $ 659,707
2007    $ 195,003
2008    $ 7,704
2009    $ 3,990
2010    $ -0-.

Total    $ 866,404
                                     ========

NOTE 13  CONCENTRATIONS

The Company conducts a material amount of business with one particular vendor. Payments made to this vendor for the years ending January 31, 2005 and 2004 were $174,525 and $216,096, respectively. The Company’s purchasing function could be vulnerable to the risk of a near-term severe impact in the event it loses this vendor.

DONOBI, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 14 INTANGIBLE ASSETS

Intangible assets at January 31, 2005 consist of the following:

Goodwill                                                              $ 258,676
Accumulated Amortization                               (5,769)
Customer Lists (Acquired Subscribers)                    165,764
Purchased Contracts                                                79,399
Accumulated Amortization                                      (33,959)
Covenants not to Compete                                        14,500
Accumulated Amortization                                        (3,146)
Total Intangible Assets                 $ 475,465

Intangible assets consist of the aforementioned costs related to the acquisitions of assets by the Company. The Company allocates the purchase price to acquired subscriber bases (customer lists), goodwill and covenants not to compete based on reasonable methods at the time of acquisition. In prior years, amortization of goodwill was provided using the straight line method over fifteen years commencing upon completion of the transaction.

Upon adoption of SFAS No. 142, on January 31, 2002, no further amortization of goodwill was recorded. Amortization expense for the years ending January 31, 2005 and 2004 was $29,780 and $6,531, respectively.

In connection with SFAS No. 142, goodwill was evaluated and tested to determine if there was an impairment of goodwill. The evaluation was based on undiscounted cash flow projections of the Company. An excess of carrying value over projected undiscounted cash flows resulted in recognition of a $124,629 impairment during the year ended January 31, 2004 which is included in the accompanying consolidated statement of operations.

NOTE 15         BUSINESS ACQUISITIONS

AQUISITION A:

In prior years, the Company purchased certain assets from an unrelated company in a similar line of business. The total purchase price of $250,000 was paid with $100,000 in cash consideration and with a note payable (see “Notes Payable” footnote above for more details of this loan) to the owners/managers of the company in the original amount of $150,000. The purchase price was allocated as follows:

Goodwill   $250,000
Total                          $250,000
                                                         =======

The goodwill is not amortized under SFAS No. 142 and is periodically tested for impairment. The period for which results of operations of this unrelated company are included in the accompanying statements of operations is from the date of acquisition through the respective year-ends.

DONOBI, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 15          BUSINESS ACQUISITIONS (CONT.)

The goodwill was tested for impairment and it was determined that $78,633 of the aforementioned goodwill was impaired during the year ended January 31, 2004. The expense is included in the accompanying consolidated statements of operations. This intangible asset was tested for impairment in fiscal 2005 and it was determined that there was no further impairment as of and for the year ended January 31, 2005.

AQUISITION B:

In prior years, the Company purchased certain assets from an unrelated company in a similar line of business. The total purchase price of $75,000 was paid with $75,000 in cash consideration, which, in turn, was financed via a note payable (see “Notes Payable” footnote above for more details of this loan) to an unrelated individual in the original amount of $75,000. The purchase price was allocated as follows:

Goodwill                              $ 67,000
Non-compete covenant             3,000
Equipment                                5,000
Total                                   $ 75,000
                                                                   =======

The equipment is being depreciated over its estimated useful life. The non-compete covenant is being amortized over 15 years under the straight-line method, representing the actual period of such provision per the agreement. The goodwill is not amortized under SFAS No. 142 and is periodically tested for impairment. The period for which results of operations of this unrelated company are included in the accompanying statements of operations is from the date of acquisition through the respective year-ends.

The goodwill was tested for impairment and it was determined that $45,996 of the aforementioned goodwill was impaired during the year ended January 31, 2004. The expense is included in the accompanying consolidated statements of operations. This intangible asset was tested for impairment in fiscal 2005 and it was determined that there was no further impairment as of and for the year ended January 31, 2005.

AQUISITION C:

During the year ended January 31, 2004, the Company purchased certain assets from an unrelated company in a similar line of business. The total purchase price of $57,000 was paid with $57,000 in cash consideration via a note payable (see “Notes Payable” footnote above for more details of this loan) to the manager/owner of the company in the amount of $56,000. The purchase price was allocated as follows:

Customer Lists  $ 50,400
Equipment     5,600
Total                          $ 57,000
                                                         =======

DONOBI, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 15         BUSINESS ACQUISITIONS (CONT.)

The customer lists are amortized over fifteen years under the straight-line method. The period for which results of operations of this unrelated company are included in the accompanying consolidated statements of operations is from the date of acquisition through January 31, 2004. This intangible asset was tested for impairment in fiscal years 2005 and 2004 and it was determined that there was no impairment in these years.

AQUISITION D:

During the year ended January 31, 2004, the Company purchased certain assets from an unrelated company in a similar line of business. The purchase price of $46,227 was paid with the assumption of the seller’s note payable (see “Notes Payable” footnote above for more details of this loan) in the amount of $46,227. The purchase price was allocated as follows:

Customer Lists   $ 41,227
Non-compete covenant             5,000
Total                                   $ 57,000
                                                                  =======

The customer lists are amortized over fifteen years under the straight-line method. The non-compete covenant is being amortized over three years under the straight-line method, representing the actual period of such provision per the agreement. The period for which results of operations of this unrelated company are included in the accompanying consolidated statements of operations is from the date of acquisition through January 31, 2004. This intangible asset was tested for impairment in fiscal years 2005 and 2004 and it was determined that there was no impairment in these years.

AQUISITION E:

During the year ended January 31, 2004, the Company purchased certain assets from an unrelated company in a similar line of business. The purchase price of $40,022 was paid with $40,022 in cash consideration. The purchase price was allocated as follows:

Customer Lists  $ 40,022
Total                          $ 40,022
                                                         =======

The customer lists are amortized over fifteen years under the straight-line method. The period for which results of operations of this unrelated company are included in the accompanying consolidated statements of operations is from the date of acquisition through January 31, 2004. This intangible asset was tested for impairment in fiscal years 2005 and 2004 and it was determined that there was no impairment in these years.

DONOBI, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 15          BUSINESS ACQUISITIONS (CONT.)

AQUISITION F:

During the year ended January 31, 2004, the Company purchased certain assets from an unrelated company in a similar line of business. The purchase price of $36,535 was paid with $36,535 in cash consideration. The purchase price was allocated as follows:

Customer Lists  $ 36,535
Total                          $ 36,535
                                                         =======

The customer lists are amortized over fifteen years under the straight-line method. The period for which results of operations of this unrelated company are included in the accompanying consolidated statements of operations is from the date of acquisition through January 31, 2004. This intangible asset was tested for impairment in fiscal years 2005 and 2004 and it was determined that there was no impairment in these years.

NOTE 16         PURCHASED CONTRACTS

During the year ended January 31, 2004, the Company purchased certain customer contracts from an unrelated company in a similar line of business for a net purchase price of $79,399. The intangible assets (customer contracts) are being amortized under the straight-line method over the lives of the contracts which are five years. This intangible asset was tested for impairment and it was determined that there was no impairment as of and for the years ended January 31, 2005 and 2004.

NOTE 17         NOTES RECEIVABLE

Notes receivable at January 31, 2005 consists of one unsecured promissory note dated August 1, 2004, from an unrelated entity in the amount of $4,000. The note was originally for $4,800 and originated from the sale of certain wireless customer lists. The note carries no interest and is due in twenty-four monthly installments of $200 each. The effects of imputed interest are included in the accompanying consolidated financial statements. The note matures on August 6, 2006.

NOTE 18         EMPLOYMENT AGREEMENT COMMITMENTS

Effective January 1, 2005, the Company entered into two employment agreements through January 1, 2007. Pursuant to the agreements, two of the Company’s officers, shall receive total combined annual salaries of $195,000 payable in equal bi-monthly payments of $8,125. In addition, the Company is committed to paying both of these officers a cash bonus, calculated and paid quarterly, for increases in gross revenue equal to 1.00% of the increase exceeding 20.00% annualized increase in gross revenue. The officers’ base pay shall respectively increase to $175,000 and $85,000 annually at the time that monthly gross revenues exceed $416,700 (the equivalent of $5,000,000 annually). Furthermore, the officers’ base pay shall respectively increase to $250,000 and $105,000 annually at the time that monthly gross revenues exceed $833,000 (the equivalent of $10,000,000 annually).

DONOBI, INC. AND ITS WHOLLY OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 19          MERGER

On February 16, 2004, the Company executed an addendum and closed on an Acquisition Agreement and Plan of Reorganization for the acquisition of the target’s outstanding stock. This transaction was passed upon and approved by a majority of the Company’s Board of Directors and was codified in the form of a definitive agreement originally executed by the parties on December 30, 2003.

As a result of the transaction, a change of control of the former publicly traded company occurred and this Company’s shareholders, as a group, now hold a majority of the publicly issued and outstanding common stock.

$30,000 was established as a contingency reserve for the purpose of settling any outstanding claims against the Company for a period of one year from the modified closing date or February 15, 2005. This amount is included in notes payable in the accompanying consolidated balance sheet at January 31, 2005.

The Company incurred extraordinary expenses associated with this acquisition in the amount of $202,075 during the year ended January 31, 2004. These expenses are classified as such in the accompanying consolidated statements of operations due to the transactions being infrequent in occurrence.

NOTE 20         SUBSEQUENT EVENTS

Subsequent to year end, the Company Inc. entered into a termination agreement with Cornell Capital Partners, LP to terminate the Standby Equity Distribution Agreement between the parties entered into on October 27, 2004 and paid of its debt to them.

Subsequent to year end, the Company, DNOB Acquisitions, Inc. (DNOB), a Nevada corporation and a wholly-owned subsidiary of the Company created subsequent to year end, and KOA Internet, Inc., a Nevada corporation ("KOA") entered into an Agreement and Plan of Merger (the "Merger Agreement"). The merger contemplated by the Merger Agreement (the "Merger") was also completed subsequent to year end. As a result of the Merger, KOA merged with and into DNOB. KOA became a wholly-owned subsidiary of the Company and all outstanding shares of KOA's capital stock held by its stockholders were exchanged into shares of the Company’s common stock.

Immediately prior to the Merger and subsequent to year end, KOA entered into a Convertible Debenture Purchase Agreement (the "Purchase Agreement"), with Highgate House LLC, ("Highgate"), pursuant to which it sold and issued convertible debentures to Highgate in an aggregate principal amount of $700,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. One debenture in the principal amount of $699,600 was issued for gross proceeds of $699,600 in cash (the "Debenture A") and a debenture in the principal amount of $400 was issued for gross proceeds of $400 in cash (the "Debenture B" and collectively with the Debenture A, the "Debentures"). The Debenture A has a maturity date of April 11, 2007 and the Debenture B has a maturity date of April 11, 2008, each subject to earlier conversion or redemption pursuant to its terms, and each bears interest at the rate of 6% per year, payable in cash or shares of common stock at the option of the holder of the Debentures. As a result of the Merger, the Company assumed the rights and obligations of KOA in the private placement, including the gross proceeds raised through the sale of the Debentures, and KOA's obligations under the Debentures and the Purchase Agreement.

NOTE 20         SUBSEQUENT EVENTS (CONT.)

As a result of the Merger, $699,600 in principal amount of the Debenture A is convertible into unrestricted shares of the Company’s common stock (the "Common Stock") at a conversion price that is the lesser of (a) one hundred twenty percent (120%) of the average closing bid price per share of the Common Stock for five (5) trading days immediately prior to closing, and (b) ninety percent (90%) of the lowest closing bid price per share of the Common Stock during the fifteen (15) trading days immediately preceding the Conversion Date. $400 in principal amount of the Debenture B is now convertible into unrestricted shares of Common Stock at a conversion price $0.001 per share.

The conversion price and number of shares of Common Stock issuable upon conversion of the Debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the Debentures, the Company has placed 11,500,000 shares of Common Stock into escrow for potential issuance to Highgate upon conversion of the Debentures. The Company has the right to redeem the Debentures, in whole, at any time upon exactly three (3) Trading Days advanced notice for 120% of the principal amount of the outstanding Debentures being redeemed, plus accrued and unpaid interest. In addition, if at any time any of the Debentures are outstanding, the Company receives debt or equity financing in an amount equal to or exceeding Five Million Dollars ($5,000,000) in a single transaction or series of related transactions, the Company is required to redeem the Debentures for 125% of the amount of the then outstanding Debentures. If trading in the Common Stock is suspended (other than suspensions of trading on such market or exchange generally or temporary suspensions pending the release of material information), or if the Common Stock is delisted from the OTCBB, then, Highgate may elect to require the Company to redeem all the then outstanding Debentures and any shares of Common Stock held by Highgate through prior conversions at a price equal to the sum of the aggregate market value of the Common Stock then held by Highgate, calculated in the manner set forth in the Purchase Agreement. The Company would owe an interest penalty of 15% per year on any payments not made within 7 business days of a redemption request made pursuant to the preceding sentence.

Pursuant to the Purchase Agreement, until the earlier of April 11, 2007 and the date all of the Debentures are paid in full, the Company is prohibited from offering or issuing any convertible security or any security issued pursuant to Rule 504 of Regulation D promulgated under the Securities Act or any equity line of credit, although it may enter into any other debt or equity financing during such period.

Item 8 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 8a Controls and Procedures

Quarterly Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, William M. Wright III ("CEO"), and by Judy A. Henry, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

First Elected

Name	Age	or Appointed/Term	Position

William M. Wright III	40	February 16, 2004	Chairman and CEO
Judy A. Henry	43	July 16, 2004	CFO and Director
Melissa Tippets	35	July 16, 2004	Corporate Secretary
Clark Whitney	53	January 11, 2005	Director

Compensation of Directors & Standard Arrangements

All members of our board of directors are paid a per diem fee of $0 for attendance at meetings of the board of directors and committees thereof. In addition, if required, they are reimbursed for travel expenses and lodging is arranged for them, at our expense. At such time as adequate funds are not available, all of our directors (and officers) are not covered by liability insurance. Directors are reimbursed for all out of pocket expenses incurred in the performance of their roles, subject to provision of receipts in form and substance adequate to satisfy Internal Revenue Service audit requirements.

Biographies of Directors, Officers and Director Nominees

William M. Wright, III (CEO / CHAIRMAN)

Mr. Wright is Chief Executive Officer and Chairman of the Board. Mr. Wright is a founding member of DONOBi, Inc., instrumental in developing DONOBi from concept to realization since December of 1999. After 15 years of experience and knowledge in financial management and business operations, Mr. Wright began running the company full time in early 2001, leading the successful acquisition of five companies in six months. To date, he has orchestrated a dozen acquisitions and mergers and continues to be strongly focused on the growth of DONOBi. Mr. Wright received his Bachelors of Science in Business Administration with an emphasis in Financial Services from San Diego State University, California and is a licensed Real Estate Broker in the State of Washington.

Judy A. Henry (CFO)

Ms. Henry is Chief Financial Officer and joined DONOBi, Inc in 2002 as Controller. With over 15 years of professional experience in the private service industry and public accounting, Ms. Henry has a broad range of experience performing accounting and financial management, information systems management, human resource management, contract administration, operational and strategic planning. Prior key positions include Senior Consultant for a national CPA firm and Corporate Controller for closely held corporation with annual revenues to $10M. Ms. Henry holds a Masters in Business Administration from Pacific Lutheran University and a Bachelors of Science Degree in Accounting and a Bachelors of Science Degree in Business Administration with an emphasis in Finance from Central Washington University.

Melissa A. Tippets (CORPORATE SECRETARY)

Ms. Tippets is the Operations Manager and Corporate Secretary. Ms. Tippets came to DONOBi in May of 2000. She is responsible for all aspects of Human Resources and is responsible for implementing our office policies and procedures. Ms. Tippets achieved her Professional in Human Resources (PHR) certification in June 2004. Ms. Tippets is an instrumental part of our acquisition team and has contributed to the success of a dozen mergers and acquisitions since 2001. Ms. Tippets currently oversees both offices in Washington state. Her prior experience includes 8 years working in mortgage banking, supervising staff, processing and coordinating multiple branch resources necessary to maintain annual revenues in excess of $12M.

Clarke Whitney, CPA (DIRECTOR)

Clarke Whitney is the President of Clarke Whitney, CPA’s, P.S., headquartered in Bremerton, Washington. Mr. Whitney is a Certified Public Accountant with financial accounting experience compiling, reviewing and auditing financial statements for the past 30 years. Mr. Whitney graduated from the University Of Puget Sound School Of Business in 1973 with a Bachelor of Science degree in accounting. He has been a licensed Certified Public Accountant since 1978.

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

Code of Ethics

We are presently working with our legal counsel to prepare and adopt a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts if interest between personal and professional relationships

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

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

Item 10  Executive Compensation.

General - SUMMARY, COMPENSATION TABLE
	Annual Compensation			Awards
			Other Annual		Restricted
Name			Compensation		Stock
Ot						Awards	SUOP	SARS	LTIP
Position	Year	Salary	($)	Bonus	($)	($)	($)	(#)	($)

William M. Wright III	2005	***	$111,250	***	***	***	***	***	***

Judy A. Henry	2005	***	$66,850	***	***	***	***	***	***

Melissa Tippets	2005	***	$44,750	***	***	***	***	***	***

William M. Wright III	2004	***	$105,250	***	***	***	***	***	***

Judy A. Henry	2004	***	$51,200	***	***	***	***	***	***

Melissa Tippets	2004	***	$43,500	***	***	***	***	***	***

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

Transaction with Promoters, if Organized Within the Past Five Years

Neither we nor our subsidiaries had transactions with promoters within the past five years.

PRINCIPAL STOCKHOLDERS

The following sets forth the security ownership of our management and any of our holders of common stock known to own 5% or more of our issued and outstanding common stock, as of January 31, 2005. As of the date of this Current Report, the following persons (including any "group" are, based on information available to the Company, beneficial owners of more than five percent of the Company's common stock (its only class of voting securities):

Name and Title of Class	Amount and Address of Beneficial Owner	Nature of Beneficial Owner	Percent of Class

Common	Brett T. Green	Record &	09.31%
Stock	3256 Chico Way NW	Beneficial
	Bremerton, WA 98312	2,570,000 shares

Common	Terry L. Stein Family Trust	Record &	05.65%
Stock	3256 Chico Way NW	Beneficial
	Bremerton, WA 98312	1,560,000 shares

Common	William Wright III	Record &	09.95%
Stock	3256 Chico Way NW	Beneficial
	Bremerton, WA 98312	2,747,753 shares

Security Ownership of Beneficial Ownership and Management

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	William Wright III	Record &	09.95%
Stock	3256 Chico Way NW	Beneficial
	Bremerton, WA 98312	2,747,753 shares

Common	Judy A. Henry	Record &	0.001%
Stock	3256 Chico Way NW	Beneficial
	Bremerton, WA 98312	85,273 shares

Common	Melissa Tippets	Record &	0.01%
Stock	3256 Chico Way NW	Beneficial
	Bremerton, WA 98312	260,798 shares

ITEM 12. Certain Relationships and Related Transactions

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

During the years ended January 31, 2005 and 2004, we issued 200,000 and 226,071 common shares to officers and directors for services rendered.

PART IV

Item 13 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as a part of this Report:
(1) Financial Statements. The following Financial Statements are filed as part of this Report:

Report of Independent Public Accountants
Balance Sheet, January 31, 2005
Statements of Operations, Year Ended January 31, 2005
and Year Ended January 31, 2004.
Statement of Stockholders' (Deficit) and
Statements of Cash Flows, Years Ended January 31, 2005
and Year Ended January 31, 2004
Notes to Financial Statements

(2) Exhibits. The following exhibits are filed as part of this Report:

Exhibit No.	Item

2.0	Current Report on Form 8-K
3.1	Articles of Incorporation of Registrant dated May 16, 1986
3.2	Bylaws of Registrant
14.1	Code of Ethics*
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer*
32.1	Section 1350 Certifications of Chief Executive Officer*
32.2	Section 1350 Certifications of Chief Financial Officer* (included in exhibit 32.1)
* Filed herewith.

We issued no reports on Form 8-K during the three months ended January 31, 2005, however, we did issue a report on 8-K subsequent to year-end which is material. Key components are as follows:

Subsequent to year end, we entered into a termination agreement with Cornell Capital Partners, LP to terminate the Standby Equity Distribution Agreement between the parties entered into on October 27, 2004 and paid of its debt to them.

Subsequent to year end, us, DNOB Acquisitions, Inc. (DNOB), a Nevada corporation and our wholly-owned subsidiary created subsequent to year end, and KOA Internet, Inc., a Nevada corporation ("KOA") entered into an Agreement and Plan of Merger (the "Merger Agreement"). The merger contemplated by the Merger Agreement (the "Merger") was also completed subsequent to year end. As a result of the Merger, KOA merged with and into DNOB. KOA became our wholly-owned subsidiary and all outstanding shares of KOA's capital stock held by its stockholders were exchanged into shares of our common stock.

Immediately prior to the Merger and subsequent to year end, KOA entered into a Convertible Debenture Purchase Agreement (the "Purchase Agreement"), with Highgate House LLC, ("Highgate"), pursuant to which it sold and issued convertible debentures to Highgate in an aggregate principal amount of $700,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. One debenture in the principal amount of $699,600 was issued for gross proceeds of $699,600 in cash (the "Debenture A") and a debenture in the principal amount of $400 was issued for gross proceeds of $400 in cash (the "Debenture B" and collectively with the Debenture A, the "Debentures"). The Debenture A has a maturity date of April 11, 2007 and the Debenture B has a maturity date of April 11, 2008, each subject to earlier conversion or redemption pursuant to its terms, and each bears interest at the rate of 6% per year, payable in cash or shares of common stock at the option of the holder of the Debentures. As a result of the Merger, we assumed the rights and obligations of KOA in the private placement, including the gross proceeds raised through the sale of the Debentures, and KOA's obligations under the Debentures and the Purchase Agreement.

As a result of the Merger, $699,600 in principal amount of the Debenture A is convertible into unrestricted shares of our common stock (the "Common Stock") at a conversion price that is the lesser of (a) one hundred twenty percent (120%) of the average closing bid price per share of the Common Stock for five (5) trading days immediately prior to closing, and (b) ninety percent (90%) of the lowest closing bid price per share of the Common Stock during the fifteen (15) trading days immediately preceding the Conversion Date. $400 in principal amount of the Debenture B is now convertible into unrestricted shares of Common Stock at a conversion price $0.001 per share.

The conversion price and number of shares of Common Stock issuable upon conversion of the Debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the Debentures, we have placed 11,500,000 shares of Common Stock into escrow for potential issuance to Highgate upon conversion of the Debentures. We have the right to redeem the Debentures, in whole, at any time upon exactly three (3) Trading Days advanced notice for 120% of the principal amount of the outstanding Debentures being redeemed, plus accrued and unpaid interest. In addition, if at any time any of the Debentures are outstanding, we receive debt or equity financing in an amount equal to or exceeding Five Million Dollars ($5,000,000) in a single transaction or series of related transactions, we are required to redeem the Debentures for 125% of the amount of the then outstanding Debentures. If trading in the Common Stock is suspended (other than suspensions of trading on such market or exchange generally or temporary suspensions pending the release of material information), or if the Common Stock is delisted from the OTCBB, then, Highgate may elect to require us to redeem all the then outstanding Debentures and any shares of Common Stock held by Highgate through prior conversions at a price equal to the sum of the aggregate market value of the Common Stock then held by Highgate, calculated in the manner set forth in the Purchase Agreement. We would owe an interest penalty of 15% per year on any payments not made within 7 business days of a redemption request made pursuant to the preceding sentence.

Pursuant to the Purchase Agreement, until the earlier of April 11, 2007 and the date all of the Debentures are paid in full, we are prohibited from offering or issuing any convertible security or any security issued pursuant to Rule 504 of Regulation D promulgated under the Securities Act or any equity line of credit, although it may enter into any other debt or equity financing during such period.

Item 14. Principal Accountant Fees and Service.

The firm of Bongiovanni and Associates, PA, CPA’s serves as our independent public accountants during the fiscal years ended January 31, 2005 and January 31, 2004.

Set forth below is a summary of the fees paid to our principal accountants for the past two years for the professional services performed for us.

Audit Fees.

We agreed to pay Bongiovanni & Associates a total of approximately $27,000 and $31,000 for professional services rendered for the audits of the Company's financial statements for the fiscals year ended January 31, 2005 and 2004, respectively, and for their review of the financial statements included in the Company's quarterly reports on Form 10-QSB for all three quarters of the aforementioned fiscal year ends.

Audit-Related Fees.

None

Tax Fees

We paid Bongiovanni & Associates a total of approximately $4,000 and $2,000, for tax advisory services performed for us during the fiscal year ended January 31, 2005 and 2004, respectively.

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

DOCUMENTS INCORPORATED BY REFERENCE:

Current Report on Form 8-K, filed on March 2, 2004
Current Report on Form 8-K/A, filed on May 25, 2004
Current Report on Form 8-K, filed on July 27, 2004
Current Report on Form 8-K, filed on October 15, 2004
Current Report on Form 8-K, filed on November 8, 2004
Current Report on Form 8-K, filed on January 4, 2005
Current Report on Form 8-K, filed on April 29, 2005
Articles of Incorporation of Registrant dated May 16, 1996
Amended and Restated Articles of Incorporation
Original and amended Bylaws of Registrant
Report on the 32-1 stock split effective December 2003
Two employment agreements dated January 1, 2005 filed January 4, 2005

--Signature Page Follows--

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONOBI, INC. (Registrant)

Date: May 16, 2005	By:	/s/ William Wright III
William Wright III President & Chief Executive Officer

Date: May 16, 2005	By:	/s/ Judy. A. Henry
Judy. A. Henry Chief Financial Officer