Form 10QSB
period 2005-04-30
DONOBI INC
filed 2005-06-20
CIK 831232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1994.
For the quarterly period ended April 30, 2005

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from............to...........

Commission File Number: 33-20783-D

DONOBI, INC. (FKA H-NET.NET INC.)
(Exact name of small business issuer as specified in its charter)

Nevada	84-1064958
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3256 Chico Way NW, Bremerton, WA. 98312
(Address of principal executive offices) (Zip Code)

360-782-4477
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares of common stock outstanding as of April 30, 2005: 17,731,981

Number of shares of preferred stock outstanding as of April 30, 2005: -0-

Index

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF APRIL 30, 2005

CURRENT ASSETS:
Cash and cash equivalents	$67,015
Accounts receivable, net of allowance for doubtful accounts of $21,537	60,912
Costs incurred in excess of billings	72,166
Prepaid expenses and other current assets	41,828
Current portion of note receivable	2,400
Deferred charges	45,000
TOTAL CURRENT ASSETS	289,321

FIXED ASSETS
Furniture and fixtures	53,674
Vehicles	37,639
Computer hardware	478,749
Tenant improvements	6,839
Accumulated depreciation	(237,446)
TOTAL NET FIXED ASSETS	339,455

OTHER ASSETS
Note receivable	800
Intangible assets, net of accumulated amortization of $50,290	1,374,549
Deposits	9,135
TOTAL OTHER ASSETS	1,384,484

TOTAL ASSETS	$2,013,260

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$534,664
Deferred revenue	112,520
Current portion of capitalized lease obligations	27,943
Current portion of notes payable	627,723
TOTAL CURRENT LIABILITIES	1,302,850

LONG-TERM DEBT
Notes payable	685,532
Capitalized lease obligations	25,472
TOTAL LONG-TERM DEBT	711,004

STOCKHOLDERS' DEFICIT
Common stock ($.001 par value, 100,000,000 shares authorized; 17,731,981 shares issued and outstanding at April 30, 2005)	17,732
Preferred stock ($.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at April 30, 2005)	-
Treasury stock	(2,274)
Additional paid in capital	3,257,661
Additional paid in capital - treasury stock transactions	232,509
Retained deficit	(3,506,222)
TOTAL STOCKHOLDERS' DEFICIT	(594)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,013,260

Index

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND 2004

	For the Three Months Ended April 30,
	2005	2004
REVENUES:
Sales	$587,571	$653,221
Cost of sales	267,788	282,423
Gross profit	319,783	370,798

EXPENSES:
Advertising	14,031	9,069
Salaries, wages and related taxes	241,288	253,919
Depreciation	22,027	17,663
Amortization	7,416	3,045
Dues and subscriptions	5,260	2,157
Insurance	24,653	20,519
Office supplies	5,292	12,041
Finance, credit card and bank charges	11,832	6,815
Other general and administrative	2,924	16,261
Taxes and licenses	14,992	12,356
Postage and delivery	6,204	8,559
Professional fees	38,482	25,472
Repairs and maintenance	1,115	2,162
Telephone	11,114	12,947
Travel and entertainment	3,639	6,108
Rent	19,713	19,624
Utilities	1,703	1,404
Bad debts	-	9,779
Total Expenses	431,685	439,900

Loss from operations	$(111,902)	$(69,102)

OTHER INCOME (EXPENSE):
Loss on disposal of fixed assets	-	(22,901)
Interest expense	(8,678)	(5,388)
Other income	1,475	22
Total other expense	(7,203)	(28,267)

Net loss before income taxes	(119,105)	(97,369)

Provision/(benefit) for income taxes	-	-

NET LOSS	$(119,105)	$(97,369)

Basic and fully diluted net loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	16,197,259	14,879,942

Index

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(119,105)	$(97,369)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	22,027	17,663
Amortization	7,416	3,045
Bad debts	-	9,779
Treasury stock tendered for compensation	-	29,735
(Increase) decrease in operating assets:
Accounts receivable	4,570	21,146
Costs incurred in excess of billings	(8,365)	(3,027)
Prepaid expenses and other assets	(17,168)	(4,365)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(23,250)	(115,168)
Deferred revenue	(2,287)	(3,204)
Deferred charges	(45,000)	-
NET CASH (USED IN) OPERATING ACTIVITIES	(181,162)	(141,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in deposits	-	15,595
(Increase) in intangibles	(206,500)	-
Purchases of fixed assets	(4,275)	(13,202)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(210,775)	2,393

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capitalized lease obligations	(8,640)	(2,709)
Borrowings of notes payable	678,975	-
Treasury stock resold to investors	-	250,000
Collections of notes receivable	800	-
Principal repayments on notes payable	(319,658)	(94,258)
NET CASH PROVIDED BY FINANCING ACTIVITIES	351,477	153,033

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,460)	13,661

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	107,475	48,534

END OF THE PERIOD	$67,015	$62,195

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH
FINANCING AND INVESTING ACTIVITIES:

Treasury stock tendered for compensation	$-	$29,735

Purchase of customer list and computer hardware via issuance of common
stock and incurrence of debt ($950,000 less $200,000 cash paid)	$750,000	$-

Index

DONOBI, INC. (FKA H-NET.NET, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 30, 2005 and APRIL 30, 2004

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

The acquisition resulted in a tax-free exchange for federal and state income tax purposes. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No. 16 wherein the shareholders of Donobi, Inc., the accounting acquirer, retained the majority of the outstanding common stock of the Company, the legal acquirer, after the merger. H-Net.net, Inc. had miniscule prior operating history. Therefore, for presentation purposes herein, the accounts of Donobi, Inc. are presented for the three months ended April 30, 2005 and April 30, 2004 for comparative purposes.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at April 30, 2005, the results of operations for the three month periods ended April 30, 2005 and 2004, and cash flows for the three months ended April 30, 2005 and 2004. The results for the period ended April 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2006. These financial statement should be read in conjunction with the financial statements and notes for the year ended January 31, 2005 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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
We have suffered recurring losses from operations, have a negative book value and have negative working capital as of April 30, 2005. In addition, we have yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to our ability to continue as a going concern.

Index

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

(f)	Management’s Use of Estimates
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
We report loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share. There are 11,500,000 common shares in escrow at April 30, 2005 awaiting potential conversion from convertible debentures as discussed below. These shares are not included in the number of shares outstanding or the weighted average shares outstanding during the period due to its anti-dilutive effect of decreasing the loss per share.

Index

DONOBI, INC. (FKA H-NET.NET, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 30, 2005 and APRIL 30, 2004

2.	CAPITAL STOCK
We are authorized to issue 100,000,000 and 5,000,000 common and preferred shares, respectively, with a par value of $.001.

3.	EARNINGS (LOSS) PER SHARE
Earnings (loss) per share are calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption is as follows:
Three Months Ended April 30, 2005 - 16,197,259
Three Months Ended April 30, 2004 - 14,879,942

5.	COMMITMENTS
We lease our main office facilities, from a party related through common ownership, under an agreement that expires in February 2008. We also lease other office facilities on a month-to-month basis at $1,100 per month for its Moses Lake office, $800 per month for HQ server room, and $95 per month for storage facilities and lease from an unrelated party our Moses Lake server room for $200 per month. This lease has a three year term with an annual renewal option every November 30th. Minimum rentals under the non-cancelable leases exceeding one year are as follows:

2006	$33,084
2007	50,855
2007	51,468
2009	8,578
2010	-0-
$143,985

Rent expense was $19,713 and $19,624 in the three months ending April 30, 2005 and 2004, respectively.

Index

DONOBI, INC. (FKA H-NET.NET, INC.)
THREE MONTHS ENDED APRIL 30, 2005 and APRIL 30, 2004

PART I
Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations

ABOUT DONOBi (FORMERLY H-NET)

DONOBI, Inc., is an Internet service provider (“ISP”) with its main operations in Washington, Oregon, and Hawaii, offering Internet connectivity and digital video to individuals, multi-family housing, businesses, organizations, educational institutions and government agencies. We provide high quality, reliable and scalable Internet access, web hosting and development, equipment co-location, and networking services to underserved rural markets. Our overall strategy is to become the dominant Internet service provider for residents and small to medium-sized businesses within rural and semi-rural areas in the United States. Our current business is focused within the states of Washington, Oregon, and Hawaii.

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

Index

We offer a number of IT services to its customers. Some of those include web site design, database development, on-site networking services, and consulting services. These added value services have increase revenues as well as the growth and retention of customers on many of our core products.

RECENT EVENTS

On April 8, 2005, we withdrew the Form SB-2 (Registration Statement) which was originally filed with the US Securities and Exchange Commission on January 10, 2005. No securities were sold pursuant to the Registration Statement and all activities in respect of the offering have been discontinued. During this quarter, we also terminated the Standby Equity Distribution Rights Agreement with Cornell Capital Partners, LP, dated October 27, 2004. We, in turn, paid them $300,000 to completely pay off the principal amount of debt formerly due them. See further discussion below.

On April 12, 2005, we, DNOB Acquisitions, Inc. (DNOB), a Nevada corporation and a wholly-owned subsidiary of DONOBi, and KOA Internet, Inc., a Nevada corporation ("KOA"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). The merger contemplated by the Merger Agreement (the "Merger") was completed on April 25, 2005. As a result of the Merger, KOA merged with and into DNOB, was the surviving entity, and became a wholly-owned subsidiary of DONOBI and all outstanding shares of KOA's capital stock held by its stockholders were exchanged into shares of DONOBI common stock. KOA is a private Internet services company with its base of business in Hawaii.

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

As a result of the Merger, $699,600 in principal amount of the Debenture A is now convertible into unrestricted shares of our common stock (the "Common Stock") at a conversion price that is the lesser of (a) one hundred twenty percent (120%) of the average closing bid price per share of the common stock for five (5) trading days immediately prior to closing, and (b) ninety percent (90%) of the lowest closing bid price per share of the common stock during the fifteen (15) trading days immediately preceding the conversion date. $400 in principal amount of the Debenture B is now convertible into unrestricted shares of common stock at a conversion price $0.001 per share.

The conversion price and number of shares of common stock issuable upon conversion of the Debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the Debentures, we placed 11,500,000 shares of common stock into escrow for potential issuance to Highgate upon conversion of the Debentures.

Index

We have the right to redeem the Debentures, in whole, at any time upon exactly three (3) Trading Days advanced notice for 120% of the principal amount of the outstanding Debentures being redeemed, plus accrued and unpaid interest. In addition, if at any time any of the Debentures are outstanding, we receive debt or equity financing in an amount equal to or exceeding Five Million Dollars ($5,000,000) in a single transaction or series of related transactions, we are required to redeem the Debentures for 125% of the amount of the then outstanding Debentures. If trading in the common stock is suspended (other than suspensions of trading on such market or exchange generally or temporary suspensions pending the release of material information), or if the common stock is delisted from the OTCBB, then, Highgate may elect to require DONOBI to redeem all the then outstanding Debentures and any shares of common stock held by Highgate through prior conversions at a price equal to the sum of the aggregate market value of the common stock then held by Highgate, calculated in the manner set forth in the Purchase Agreement. We would owe an interest penalty of 15% per year on any payments not made within 7 business days of a redemption request made pursuant to the preceding sentence.

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

Until the earlier of April 11, 2007 and such time as it no longer holds any Debentures, neither the Holder, nor their respective affiliates, may engage in any short sales of the common stock if there is no offsetting long position in the common stock then held by Purchaser or their respective affiliates.

On April 25, 2005 and concurrent with the Merger, the previously report Secured Convertible Debentures with Cornell Capital Partners, L.P. (dated October 27, 2004 and January 28, 2005 in the aggregate amount of $300,000) were paid off in cash along with accrued interest to date. No further rights or obligations exist related to these debentures.

On April 25, 2005, we and Cornell Capital Partners, L.P. mutually terminated the standby equity distribution agreement (the "Standby Equity Distribution Agreement"); a registration rights agreement (the "Registration Rights Agreement") and an escrow agreement (the "Escrow Agreement") all of which are date as of October 27, 2004 (Collectively, the Standby Equity Distribution Agreement, the Registration Rights Agreement, and the Escrow Agreement are referred to as the "Transaction Documents"). The parties terminated the Transaction Documents and the respective rights and obligations contained therein. As a result of this provision, none of the parties shall have any rights or obligations under or with respect to the Transaction Documents.

SUBSEQUENT EVENTS (post 4/30/2005)

On June 10, 2005 we announced the addition of Norm Johnson to the Board of Directors. The election of Mr. Johnson increases the number of directors to three. Prior to his election to our Board of Directors, Mr. Johnson was an investor with the company. Mr. Johnson is retired from the NFL and is a current real estate investor. On June 10, 2005 we filled a Form 8-K and a press release announcing Mr. Johnson’s appointment.

Index

DONOBI, INC. (FKA H-NET.NET, INC.)
THREE MONTHS ENDED APRIL 30, 2005 and APRIL 30, 2004

RESULTS OF OPERATIONS

Sales were $587,571 for the three months ended April 30, 2005 compared to sales of $653,221 for the three months ended April 30, 2004. This revenue decrease of 10% for the three months ended April 30, 2005 is attributed to a decrease in Shared Tenant Services income; a net decrease in ISP and hosting income and a loss of a potion of our customer base due to cancellations; a decrease in Retail income resulting from a decline in equipment sales and maintenance and technical support labor; and a decrease in video income resulting from customer cancellations.

Cost of sales was $267,788 for the three months April 30, 2005 compared to cost of sales of $282,423 for the three months ended April 30, 2004. This cost of sales decrease of 5% for the three months ended April 30, 2005 is attributed to a decrease in subcontractor labor and equipment cost of sales due to reduced retail sales. Gross profit of 54% and 56%, for the quarters ended April 30, 2005 and 2003, respectively, remained relatively constant between quarters.

Cost of sales consists of upstream and downstream connectivity costs, the cost of add-on services provided and resold to customers, the cost of equipment resold to customers, the cost of design and installation of connectivity, and the cost of third party sub consultants. Add-on services include purchased content such as video, news groups and enhancements such as web-browser accelerator, virus protection or spam filters. Connectivity costs include (i) fees paid to telecommunications companies and other non-related third parties for subscriber’s connections to our network (ii) fees paid to backbone providers for connections from our network to the Internet.

Expenses of $431,685 for the three months ended April 30, 2005 decreased 2% from the similar period ended April 30, 2004 of $439,900 because of the following several factors.

Salaries and related taxes for the three months ended April 30, 2005 totaled $241,288 compared to $253,919 in the prior quarter last year. The decrease is due to fewer administrative personnel needed to operate the business.

Depreciation and Amortization for the three months ended April 30, 2005 totaled $29,443 compared to $20,708 in the prior quarter last year. The increase is attributable to an increase in fixed assets during the current quarter.

Insurance consists of general business liability, auto, errors and omissions, and employee health insurance. Insurance costs accounted for $24,653 for the three months ended April 30, 2005, a 20% increase compared to $20,519 for the prior quarter last year.

Other professional fees consists primarily of accounting service fees, other general business consulting fees, legal fees, conference, seminars and training. Professional fees accounted for $38,482 for the three months ended April 30, 2005, a 51% increase compared to $25,472 for the prior quarter last year. Bona fide professional services were paid for in connection with the $700,000 debt financing as mentioned below.

Interest expense for the three months ended April 30, 2005, totaled $8,678 compared to $5,388 in the prior quarter last year.

Net loss for the three months ended April 30, 2005 was $(119,105) in comparison with $(97,369) for the three months ended April 30, 2004. The increase in net loss was primarily attributable to the aforementioned decrease in gross profit less decrease in incurred expenses.

Index

LIQUIDITY AND CAPITAL RESOURCES

HNET prior financing of operations was primarily though sales of equity securities. Our financing of operations to date has consisted of private sales of equity securities, loans from shareholders, loans from third parties, less cash flow used in operations. As of April 30, 2005, we had $67,015 in cash and net accounts receivable totaling $60,912.

Operating activities had a net usage of cash in the amount of $181,162 during the three months ended April 30, 2005 compared to $141,765 in the prior comparative period, reflecting mainly an excess of expenditures over revenues along with a significant decrease in accounts payable and accrued expenses.

Net cash provided by (used in) investing activities was $(210,775) for the three months ended April 30, 2005 as compared with net cash provided by investing activities of $2,393 for the same period ended April 30, 2004. The increase in cash used was primarily attributable to a $200,000 payment to KOA, as discussed above, for the purchase of the customer list and additional purchases.

Net cash provided by financing activities was for the three months ended April 30, 2005 was $351,477 as compared with net cash provided by financing activities of $153,033 for the three months ended April 30, 2004. The increase is attributable to borrowings of notes payable during the three months ended April 30, 2005.

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

Our cash position decreased to $67,015 at April 30, 2005 from the $107,475 at January 31, 2005. The decrease was attributable to the reasons mentioned directly above. We, however, continue to maintain a reasonable cash reserve. Retained deficit increased to $(3,506,222) at April 30, 2005 from $(3,387,116) since January 31, 2005 due to the net loss of $119,106.

“Safe Harbor” Statement

The following “Safe Harbor” Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation, that (1) we will not retain or grow our subscriber base, including residential and commercial services customers, (2) we will not improve EBITDA, profitability or product margins, (3) we will not continue to achieve operating efficiencies, (4) we will not be competitive with existing or new competitors, (5) we will not keep up with industry pricing or technological developments impacting the Internet, (6) needed financing will not be available to us if and as needed, and (7) we will be adversely affected by dependence on network infrastructure, telecommunications providers and other vendors, by regulatory changes and by general economic and business conditions. This list is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports and documents.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Index

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

Index

DONOBI, INC. (FKA H-NET.NET, INC.)
THREE MONTHS ENDED APRIL 30, 2005 and APRIL 30, 2004

PART II

Item 1. Legal Proceedings

We are aware of certain various alleged claims made against us. Our attorney has opined to us, and we concur, that the effects of any unfavorable outcomes to us are remote and immaterial.

Item 2. Changes in Securities

During the three months ended April 30, 2005, we issued 1,625,000 common shares to KOA internet relating to a purchase of its customer list and computer hardware.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

On April 29, 2005, we filed an 8-K announcing our entry into a material agreement regarding KOA internet as discussed in greater details above under “recent events”.

On June 10, 2005, we filed an 8-K announcing the election of a new member of our Board of Directors as discussed in greater details above under “subsequent events”.

Forms 8-K and related exhibits thereto are incorporated by reference.

(b) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer*

*Filed within Exhibit 32.1

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

DONOBI, INC. (FKA H-NET.NET, Inc.) (Registrant)

Date: June 20, 2005	By:	/s/ William Wright III
William Wright III President and Chief Executive Officer (Principal Executive Officer)

Date: June 20, 2005	By:	/s/ Judy A. Henry
Judy A. Henry Chief Financial Officer