Form 10QSB
period 2005-07-31
DONOBI INC
filed 2005-09-19
CIK 831232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1994.
For the quarterly period ended July 31, 2005

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
[X] YES  [ ] NO

Number of shares of common stock outstanding as of July 31, 2005: 17,787,338

Number of shares of preferred stock outstanding as of July 31, 2005: -0-

Index

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JULY 31, 2005

CURRENT ASSETS:
Cash and cash equivalents	$31,728
Accounts receivable, net of allowance for doubtful accounts of $23,414	65,511
Costs incurred in excess of billings	56,262
Prepaid expenses and other current assets	97,353
Current portion of note receivable	1,000
Deferred charges	45,000
TOTAL CURRENT ASSETS	296,854

FIXED ASSETS
Furniture and fixtures	53,674
Vehicles	37,639
Computer hardware	479,558
Tenant improvements	7,059
Accumulated depreciation	(262,008)
TOTAL NET FIXED ASSETS	315,922

OTHER ASSETS
Note receivable	1,600
Intangible assets, net of accumulated amortization of $72,851	1,279,914
Deposits	9,135
TOTAL OTHER ASSETS	1,290,649

TOTAL ASSETS	$1,903,425

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$680,611
Deferred revenue	99,120
Current portion of capitalized lease obligations	25,527
Current portion of notes payable	524,420
TOTAL CURRENT LIABILITIES	1,329,678

LONG-TERM DEBT
Notes payable	765,973
Capitalized lease obligations	20,440
TOTAL LONG-TERM DEBT	786,413

STOCKHOLDERS' DEFICIT
Common stock ($.001 par value, 100,000,000 shares authorized; 17,787,338 shares issued and outstanding at July 31, 2005)	17,787
Preferred stock ($.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at July 31, 2005)	-
Treasury stock	(2,274)
Additional paid in capital	3,327,464
Additional paid in capital - treasury stock transactions	232,509
Retained deficit	(3,788,152)
TOTAL STOCKHOLDERS' DEFICIT	(212,666)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,903,425

Index

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 31, 2005 AND 2004

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2005	2004	2005	2004
REVENUES:
Sales	$715,915	$685,792	$1,303,483	$1,339,013
Cost of sales	(291,387)	(259,103)	(559,175)	(541,526)
Gross profit	424,528	426,689	744,308	797,487

EXPENSES:
Advertising	16,217	14,424	30,248	23,493
Salaries, wages and related taxes	257,213	241,248	491,007	495,166
Depreciation	24,574	19,168	46,601	36,832
Amortization	22,561	3,045	29,977	6,090
Dues and subscriptions	5,757	1,838	11,017	3,995
Insurance	29,368	23,296	54,023	43,815
Office supplies	5,206	17,920	10,498	29,961
Finance, credit card and bank charges	17,341	8,119	29,173	14,934
Other general and administrative	20,791	17,913	30,833	34,174
Taxes and licenses	8,106	11,852	23,098	24,208
Postage and delivery	3,757	4,064	9,961	12,623
Professional fees	142,783	41,210	183,414	66,682
Repairs and maintenance	4,349	4,147	5,522	6,309
Telephone	13,799	13,913	24,913	26,860
Travel and entertainment	6,104	7,186	9,743	13,294
Rent	22,262	21,023	41,975	40,647
Utilities	4,740	1,773	6,443	3,177
Bad debts	1,835	11,415	-	21,194
Total Expenses	606,763	463,554	1,038,446	903,454

Loss from operations	$(182,235)	$(36,865)	$(294,138)	$(105,967)

OTHER INCOME (EXPENSE):
Loss on disposal of fixed assets	-	-	-	(22,901)
Impairment of intangible assets	(72,074)	-	(72,074)	-
Interest expense	(29,621)	(4,384)	(38,299)	(9,772)
Other income	2,000	75	3,475	97
Total other expense	(99,695)	(4,309)	(106,898)	(32,576)

Net loss before income taxes	(281,930)	(41,174)	(401,036)	(138,543)

Provision for income taxes	-	-	-	-

NET LOSS	$(281,930)	$(41,174)	$(401,036)	$(138,543)

Basic and fully diluted net loss per common share:	$(0.02)	$(0.003)	$(0.03)	$(0.01)

Weighted average common shares outstanding	16,703,028	14,889,942	16,405,004	14,884,942

Index

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(401,036)	$(138,543)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	46,601	36,832
Amortization	29,977	6,090
Bad debts	-	21,194
Conversion to par value common stock	-	14,880
Common stock issued for services rendered	68,958	7,000
Treasury stock tendered for compensation	-	29,735
Impairment of intangible assets	72,074	-
(Increase) decrease in operating assets:
Accounts receivable	12,438	(32,201)
Costs incurred in excess of billings	7,539	(16,764)
Prepaid expenses and other assets	(72,693)	(15,240)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	122,697	(113,531)
Deferred revenue	(15,687)	(28,727)
Deferred charges	(45,000)	-
NET CASH (USED IN) OPERATING ACTIVITIES	(174,132)	(229,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in deposits	-	28,106
(Increase) in intangibles	(206,500)	-
Purchases of fixed assets	(4,275)	(20,893)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(210,775)	7,213

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capitalized lease obligations	(16,088)	(5,621)
Borrowings of notes payable	678,975	104,407
Treasury stock resold to investors	-	250,000
Collections of notes receivable	1,400	-
Principal repayments on notes payable	(355,127)	(134,308)
NET CASH PROVIDED BY FINANCING ACTIVITIES	309,160	214,478

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,747)	(7,584)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	107,475	48,534

END OF THE PERIOD	$31,728	$40,950

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH
FINANCING AND INVESTING ACTIVITIES:

Treasury stock tendered for compensation	$-	$29,735

Purchase of customer list and computer hardware via issuance of common
stock and incurrence of debt ($950,000 less $200,000 cash paid)	$750,000	$-

Purchase of fixed assets under capitalized lease	$-	$50,232

Common stock issued for services rendered	$88,051	$7,000

Index

DONOBI, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JULY 31, 2005 and JULY 31, 2004

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

The acquisition resulted in a tax-free exchange for federal and state income tax purposes. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No. 16 wherein the shareholders of Donobi, Inc., the accounting acquirer, retained the majority of the outstanding common stock of the Company, the legal acquirer, after the merger. H-Net.net, Inc. had miniscule prior operating history. Therefore, for presentation purposes herein, the accounts of Donobi, Inc. are presented for the three and six months ended July 31, 2005 and July 31, 2004 for comparative purposes.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at July 31, 2005, the results of operations for the three and six month periods ended July 31, 2005 and 2004, and cash flows for the six months ended July 31, 2005 and 2004. The results for the period ended July 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2006. These financial statement should be read in conjunction with the financial statements and notes for the year ended January 31, 2005 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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
We have suffered recurring losses from operations, have a negative book value and have negative working capital as of July 31, 2005. In addition, we have yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to our ability to continue as a going concern.

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

Index

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
We report loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share. There are 11,500,000 common shares in escrow at July 31, 2005 awaiting potential conversion from convertible debentures as discussed below. These shares are not included in the number of shares outstanding or the weighted average shares outstanding during the period due to its anti-dilutive effect of decreasing the loss per share.

Index

DONOBI, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JULY 31, 2005 and JULY 31, 2004

2.	CAPITAL STOCK
We are authorized to issue 100,000,000 and 5,000,000 common and preferred shares, respectively, with a par value of $.001.

3.	EARNINGS (LOSS) PER SHARE
Earnings (loss) per share are calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption is as follows:
Three Months Ended July 31, 2005 - 16,703,028
Three Months Ended July 31, 2004 - 14,889,942
Six Months Ended July 31, 2005 - 16,405,004
Six Months Ended July 31, 2004 - 14,884,942

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

2006	$22,056
2007	50,855
2007	51,468
2009	8,578
2010	-0-
$132,957

Rent expense was $41,975 and $40,647 in the six months ending July 31, 2005 and 2004, respectively.

Index

DONOBI, INC.
THREE AND SIX MONTHS ENDED JULY 31, 2005 and JULY 31, 2004

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

As a result of the Merger, $699,600 in principal amount of the Debenture A is now convertible into unrestricted shares of our common stock (the "CommonStock") at a conversion price that is the lesser of (a) one hundred twentypercent (120%) of the average closing bid price per share of the common stockfor five (5) trading days immediately prior to closing, and (b) ninety percent(90%) of the lowest closing bid price per share of the common stock during thefifteen (15) trading days immediately preceding the conversion date. $400 inprincipal amount of the Debenture B is now convertible into unrestricted sharesof common stock at a conversion price $0.001 per share.

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

Pursuant to the Purchase Agreement, until the earlier of April 11, 2007 and the date all of the Debentures are paid in full, we are prohibited from offering or issuing any convertible security or any security issued pursuant to Rule 504 of Regulation D promulgated under the Securities Act or any equity line of credit, although it may enter into any other debt or equity financing duringsuch period.

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

Index

DONOBI, INC.
THREE AND SIX MONTHS ENDED JULY 31, 2005 and JULY 31, 2004

RESULTS OF OPERATIONS

Sales were $715,915 for the three months ended July 31, 2005 compared to sales of $685,792 for the three months ended July 31, 2004. This revenue decrease of 4% for the three months ended July 31, 2005 is attributed to the acquisition of our Hawaii customer base offset by a general attrition of customers out of the dial-up market.

Cost of sales was $291,387 for the three months July 31, 2005 compared to cost of sales of $259,103 for the three months ended July 31, 2004. This cost of sales decrease of 13% for the three months ended July 31, 2005 is attributed to a decrease in subcontractor labor and equipment cost of sales due to reduced retail sales. Gross profit of 59% and 62%, for the quarters ended July 31, 2005 and 2003, respectively, remained relatively constant between quarters.

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

Expenses of $606,763  for the three months ended July 31, 2005 increased 35% from the similar period ended July 31, 2004 of $463,554 because of the following several factors.

Salaries and related taxes for the three months ended July 31, 2005 totaled $257,213 compared to $241,248 in the prior quarter last year. The increase is due to more administrative personnel needed to operate the business.

Depreciation and Amortization for the three months ended July 31, 2005 totaled $24,574 compared to $19,168 in the prior quarter last year. The increase is attributable to an increase in fixed assets during the current quarter and the acquisition as discussed above.

Insurance consists of general business liability, auto, errors and omissions, and employee health insurance. Insurance costs accounted for $29,368 for the three months ended July 31, 2005, a 26% increase compared to $23,296 for the prior quarter last year.

Other professional fees consists primarily of accounting service fees, other general business consulting fees, legal fees, conference, seminars and training. Professional fees accounted for $161,876 for the three months ended July 31, 2005, a greater than 100% increase compared to $41,210 for the prior quarter last year. Bona fide professional services were paid for in connection with the $700,000 debt financing as mentioned below and 88,051 in common share value was issued for services rendered in the fiscal quarter ending July 31, 2005.

Interest expense for the three months ended July 31, 2005, totaled $29,621 compared to $4,384 in the prior quarter last year.

Net loss for the three months ended July 31, 2005 was $(281,930) in comparison with $(41,174) for the three months ended July 31, 2004. The increase in net loss was primarily attributable to the aforementioned decrease in gross profit less decrease in incurred expenses.

Index

LIQUIDITY AND CAPITAL RESOURCES

HNET prior financing of operations was primarily though sales of equity securities. Our financing of operations to date has consisted of private sales of equity securities, loans from shareholders, loans from third parties, less cash flow used in operations. As of July 31, 2005, we had $31,728 in cash and net accounts receivable totaling $65,511.

Operating activities had a net usage of cash in the amount of $174,132 during the six months ended July 31, 2005 compared to $229,575 in the prior comparative period, reflecting mainly an excess of expenditures over revenues along with a significant decrease in accounts payable and accrued expenses.

Net cash provided by (used in) investing activities was $(210,775) for the six months ended July 31, 2005 as compared with net cash provided by investing activities of $7,213 for the same period ended July 31, 2004. The increase in cash used was primarily attributable to a $200,000 payment to KOA, as discussed above, for the purchase of the customer list and additional purchases.

Net cash provided by financing activities was for the six months ended July 31, 2005 was $309,160 as compared with net cash provided by financing activities of $214,478 for the three months ended July 31, 2004. The increase is attributable to borrowings of notes payable during the six months ended July 31, 2005.

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

Our cash position decreased to $31,728 at July 31, 2005 from the $107,475 at January 31, 2005. The decrease was attributable to the reasons mentioned directly above. We, however, continue to maintain a reasonable cash reserve. Retained deficit increased to $(3,788,152) at July 31, 2005 from $(3,387,116) since January 31, 2005 due to the net loss of $401,03.

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

Index

DONOBI, INC.
THREE AND SIX MONTHS ENDED JULY 31, 2005 and JULY 31, 2004

PART II

Item 1. Legal Proceedings

We are aware of certain various alleged claims made against us. Our attorney has opined to us, and we concur, that the effects of any unfavorable outcomes to us are remote and immaterial.

Item 2. Changes in Securities

During the three months ended July 31, 2005, we issued 1,212,500 common shares to various parties relating to the KOA Internet acquisition and 467,857 common shares to consultants for services rendered during the three months ended July 31, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

On August 25, 2005, we filed an 8-K announcing the resignation of our chief financial officer.

Forms 8-K and related exhibits thereto are incorporated by reference.

(b) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer*

*Filed within Exhibit 31.1 & 32.1

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

DONOBI, INC. (Registrant)

Date: September 19, 2005	By:	/s/ William Wright III
William Wright III President and Chief Executive Officer And Acting Chief Financial Officer (Principal Executive and Financial Officer)