Form 10QSB
period 2005-10-31
DONOBI INC
filed 2005-12-21
CIK 831232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1994.
For the quarterly period ended October 31, 2005

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
[X] YES  [ ] NO

Number of shares of common stock outstanding as of
October 31, 2005: 29,740,909

Number of shares of preferred stock outstanding as of
October 31, 2005: -0-

Index

Index

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2005

CURRENT ASSETS:
Cash and cash equivalents	$34,127
Accounts receivable, net of allowance for doubtful accounts of $16,059	63,003
Prepaid expenses and other current assets	76,923
Current portion of note receivable	2,000
Deferred charges	45,000
TOTAL CURRENT ASSETS	221,053

FIXED ASSETS
Furniture and fixtures	53,674
Vehicles	37,639
Computer hardware	552,336
Tenant improvements	7,059
Accumulated depreciation	(315,888)
TOTAL NET FIXED ASSETS	334,820

OTHER ASSETS
Intangible assets, net of accumulated amortization of $96,138	1,242,965
Deposits	9,135
TOTAL OTHER ASSETS	1,252,100

TOTAL ASSETS	$1,807,973

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$624,858
Deferred revenue	93,293
Current portion of capitalized lease obligations	23,029
Current portion of notes payable	573,474
TOTAL CURRENT LIABILITIES	1,314,654

LONG-TERM DEBT
Notes payable	739,600
Capitalized lease obligations	30,433
TOTAL LONG-TERM DEBT	770,033

STOCKHOLDERS' DEFICIT
Common stock ($.001 par value, 100,000,000 shares authorized; 18,653,409 shares issued and outstanding at October 31, 2005)	18,653
Preferred stock ($.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at July 31, 2005)	-
Treasury stock	(2,274)
Additional paid in capital	3,354,061
Additional paid in capital - treasury stock transactions	232,509
Retained deficit	(3,879,663)
TOTAL STOCKHOLDERS' DEFICIT	(276,714)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,807,973

The accompanying notes are an integral of these consolidated financial statements.

Index

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 31, 2005 AND 2004

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2005	2004	2005	2004
REVENUES:
Sales	$657,113	$629,538	$1,960,599	$1,968,552
Cost of sales	(206,667)	(275,995)	(765,842)	(817,561)
Gross profit	450,446	353,543	1,194,757	1,150,991

EXPENSES:
Advertising	4,821	11,021	35,069	34,514
Salaries, wages and related taxes	207,540	231,064	698,546	699,703
Depreciation	34,291	21,410	80,892	58,242
Amortization	22,278	3,045	52,255	9,135
Dues and subscriptions	1,053	553	12,070	4,548
Insurance	28,473	23,948	82,495	67,764
Office supplies	4,928	3,094	30,028	33,138
Finance, credit card and bank charges	18,269	9,141	53,643	24,079
Other general and administrative	7,271	2,562	23,135	1,834
Taxes and licenses	16,965	29,067	40,063	95,407
Postage and delivery	6,103	6,694	16,064	19,317
Professional fees	72,358	358,850	255,772	435,595
Repairs and maintenance	2,100	3,391	7,564	9,699
Telephone	15,353	12,683	40,266	39,544
Travel and entertainment	1,974	5,869	11,717	19,162
Rent	23,290	19,468	65,265	62,218
Utilities	5,214	1,955	11,656	5,132
Bad debts	9,716	23,811	3,944	45,007
Total Expenses	481,997	767,626	1,520,444	1,664,038

Loss from operations	$(31,551)	$(414,083)	$(325,687)	$(513,047)

OTHER INCOME (EXPENSE):
Loss on disposal of fixed assets	-	1,271	-	(22,901)
Other Expense	-	(21,150)	-	(21,150)
Impairment of intangible assets	(14,670)	-	(86,744)	-
Interest expense	(23,171)	(13,085)	(61,470)	(22,857)
Other income	7,759	30	11,233	1,398
Total other expense	(30,082)	(32,934)	(136,981)	(65,510)

Net loss before income taxes	(61,633)	(447,017)	(462,668)	(578,557)

Provision for income taxes	-	-	-	-

NET LOSS	$(61,633)	$(447,017)	$(462,668)	$(578,557)

Basic and fully diluted net loss per common share:	$(0.01)	$(0.030)	$(0.03)	$(0.04)

Weighted average common shares outstanding	17,245,183	14,990,007	16,850,015	14,917,229

The accompanying notes are an integral of these consolidated financial statements.

Index

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(462,668)	$(578,557)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	80,892	58,242
Amortization	52,255	9,135
Bad debts	3,944	45,005
Conversion to par value common stock	-	14,880
Common stock issued for services rendered	96,422	338,750
Treasury stock tendered for compensation	-	29,735
Impairment of intangible assets	86,744	-
(Increase) decrease in operating assets:
Accounts receivable	14,946	(38,737)
Costs incurred in excess of billings	63,801	(3,307)
Prepaid expenses and other assets	(52,263)	(18,676)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	66,944	65,049
Deferred revenue	(21,514)	(20,420)
Deferred charges	(45,000)	(37,500)
NET CASH (USED IN) OPERATING ACTIVITIES	(115,497)	(136,401)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in deposits	-	28,105
Purchases of intangibles	(206,500)	-
Purchases of fixed assets	(55,833)	(42,380)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(262,333)	(14,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capitalized lease obligations	(23,317)	(13,267)
Borrowings of notes payable	756,075	49,353
Treasury stock resold to investors	-	250,000
Collections of notes receivable	2,000	-
Principal repayments on notes payable	(430,276)	(172,247)
NET CASH PROVIDED BY FINANCING ACTIVITIES	304,482	113,839

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(73,348)	(36,837)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	107,475	48,534

END OF THE PERIOD	$34,127	$11,697

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH
FINANCING AND INVESTING ACTIVITIES:

Treasury stock tendered for compensation	$-	$36,695

Purchase of customer list and computer hardware via issuance of common
stock and incurrence of debt ($950,000 less $200,000 cash paid)	$750,000	$-

Purchase of fixed assets under capitalized lease	$-	$57,192

Common stock issued for services rendered	$115,515	$338,750

The accompanying notes are an integral of these consolidated financial statements.

Index

DONOBI, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED OCTOBER 31, 2005 and OCTOBER 31, 2004

1. ACCOUNTING POLICIES

(a)       Reverse Merger

On February 16, 2004, the Company and Donobi, Inc., an unrelated Washington corporation ("Donobi"), executed an addendum and closed on an Acquisition Agreement and Plan of Reorganization (the "Agreement") for the acquisition by the Company, of all of the issued and outstanding stock of Donobi. This transaction was passed upon and approved by a majority of Board of Directors of each company and was codified in the form of a definitive agreement originally executed by the parties on December 30, 2003.

Pursuant to the Agreement, Donobi exchanged all of its issued and outstanding common stock for 13,558,750 shares of newly issued common stock of the Company. As a result of the transaction, a change of control of the Company has occurred and Donobi shareholders, as a group, now hold a majority of the Company's issued and outstanding common stock.

The acquisition resulted in a tax-free exchange for federal and state income tax purposes. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No. 16 wherein the shareholders of Donobi, Inc., the accounting acquirer, retained the majority of the outstanding common stock of the Company, the legal acquirer, after the merger. H-Net.net, Inc. had miniscule prior operating history. Therefore, for presentation purposes herein, the accounts of Donobi, Inc. are presented for the three and nine months ended October 31, 2005 and October 31, 2004 for comparative purposes.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at October 31, 2005, the results of operations for the three and nine month periods ended October 31, 2005 and 2004, and cash flows for the nine months ended October 31, 2005 and 2004. The results for the period ended October 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2006. These financial statements should be read in conjunction with the financial statements and notes for the year ended January 31, 2005 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

(e)        Going Concern

We have suffered recurring losses from operations, have a negative book value and have negative working capital as of October 31, 2005. In addition, we have yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to our ability to continue as a going concern.

Index

DONOBI, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED OCTOBER 31, 2005 and OCTOBER 31, 2004

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

(h)        Loss per Share

We report loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share. There are 11,500,000 common shares in escrow at October 31, 2005 awaiting potential conversion from convertible debentures as discussed below. These shares are not included in the number of shares outstanding or the weighted average shares outstanding during the period due to its anti-dilutive effect of decreasing the loss per share.

Index

DONOBI, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED OCTOBER 31, 2005 and OCTOBER 31, 2004

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

Three Months Ended October 31, 2005 - 17,245,183
Three Months Ended October 31, 2004 - 14,990,007
Nine Months Ended October 31, 2005 - 16,850,015
Nine Months Ended October 31, 2004 - 14,917,229

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
$132,957

Rent expense was $65,265 and $56,649 in the nine months ending October 31, 2005 and 2004, respectively.

Index

DONOBI, INC.
THREE AND NINE MONTHS ENDED OCTOBER 31, 2005 and OCTOBER 31, 2004

PART I

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations

ABOUT DONOBi, Inc.

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

Index

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

We offer a number of IT services to our customers. Some of those include web site design, database development, on-site networking services, and consulting services. These added value services have increase revenues as well as the growth and retention of customers on many of our core products.

RECENT EVENTS

On August 22, 2005, we announced that Judy A. Henry, our Chief Financial Officer, resigned her position with the company.

On September 27, 2005 we were served with a lawsuit by Christine Stephens, former CFO of the company (formerly known as H-Net, Inc.) for the payment of a promissory note in the amount of $170,500 and an escrowed amount of $30,000, together with accrued interest. The company believes that the validity and legality of the underlying contract is in question and we plan to vigorously defend ourselves. Despite our position with respect to the promissory note and contract, we have booked and accrued the liabilities for this on our financial statements and the outcome, either positive or negative, should not have a material adverse effect on our financial statements.

SUBSEQUENT EVENTS (post 10/31/2005)

N/A

Index

DONOBI, INC.
THREE AND NINE MONTHS ENDED OCTOBER 31, 2005 and OCTOBER 31, 2004

RESULTS OF OPERATIONS

Sales were $657,113 for the three months ended October 31, 2005 compared to sales of $629,538 for the three months ended October 31, 2004. This revenue increase of 4% for the three months ended October 31, 2005 is attributed to the acquisition of our Hawaii customer base offset by a general attrition of customers out of the dial-up market.

Cost of sales was $206,667 for the three months October 31, 2005 compared to cost of sales of $276,035 for the three months ended October 31, 2004. This cost of sales decrease of 25% for the three months ended October 31, 2005 is attributed to an aggressive effort by management to reduce costs. Gross profit of 69% and 56%, for the quarters ended October 31, 2005 and 2004, respectively, increased by 13% due to the acquisition of the Hawaii customers and efforts in cost of sales reductions between the quarters.

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

Expenses of $481,997 for the three months ended October 31, 2005 decreased 37% from the similar period ended October 31, 2004 of $773,172 because of the following several factors:

Salaries and related taxes for the three months ended October 31, 2005 totaled $207,540 compared to $231,064 in the prior quarter last year. The decrease is due to employee attrition and cut backs in staff.

Depreciation and Amortization for the three months ended October 31, 2005 totaled $56,569 compared to $24,456 in the prior quarter last year. The increase is attributable mainly to the amortization of the Hawaiian customer list.

Insurance consists of general business liability, auto, errors and omissions, and employee health insurance. Insurance costs accounted for $28,473 for the three months ended October 31, 2005, an 18% increase compared to $23,948 for the prior quarter last year.

Other professional fees consists primarily of accounting service fees, other general business consulting fees, legal fees, conference, seminars and training. Professional fees accounted for $72,358 for the three months ended October 31, 2005, a 79% decrease compared to $358,850 for the prior quarter last year. There were 453,571 in common share value issued for services rendered in the fiscal quarter ending October 31, 2005.

Interest expense for the three months ended October 31, 2005, totaled $23,171 compared to $13,085 in the prior quarter last year.

Net loss for the three months ended October 31, 2005 was $(61,633) in comparison with $(447,017) for the three months ended October 31, 2004. The decrease in net loss was primarily attributable to the aforementioned increase in gross profit plus decrease in incurred expenses.

Index

LIQUIDITY AND CAPITAL RESOURCES

Prior financing of operations was primarily though sales of equity securities. Our financing of operations to date has consisted of private sales of equity securities, loans from shareholders, loans from third parties, less cash flow used in operations. As of October 31, 2005, we had $34,127 in cash and net accounts receivable totaling $63,003.

Operating activities had a net usage of cash in the amount of 115,497during the nine months ended October 31, 2005 compared to $36,837 in the prior comparative period, reflecting mainly an excess of expenditures over revenues along with an increase in accounts payable and accrued expenses.

Net cash provided by (used in) investing activities was $(262,333) for the six months ended October 31, 2005 as compared with net cash provided by investing activities of $(14,275) for the same period ended October 31, 2004. The increase in cash used was primarily attributable to a $200,000 payment for the acquisition of the Hawaiian customer list and additional purchases.

Net cash provided by financing activities was for the nine months ended October 31, 2005 was $304,482 as compared with net cash provided by financing activities of $113,839 for the nine months ended October 31, 2004. The increase is attributable to borrowings of notes payable during the nine months ended October 31, 2005.

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

Our cash position decreased to $34,127 at October 31, 2005 from the $107,475 at January 31, 2005. The decrease was attributable to the reasons mentioned directly above. We, however, continue to maintain a reasonable cash reserve. Retained deficit increased to $(3,879,663) at October 31, 2005 from $(3,387,116) since January 31, 2005 due to the net loss of $462,668.

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

Index

DONOBI, INC.
THREE AND NINE MONTHS ENDED OCTOBER 31, 2005 and OCTOBER 31, 2004

PART II

Item 1. Legal Proceedings

We are aware of certain various alleged claims made against us. Our attorney has opined to us, and we concur, that the effects of any unfavorable outcomes to us are remote and immaterial, since the potential liability is already reported on our balance sheet.

On September 27, 2005 we were served with a lawsuit by Christine Stephens, former CFO of the company (formerly known as H-Net, Inc.) for the payment of a promissory note in the amount of $170,500 and an escrowed amount of $30,000, together with accrued interest. The company believes that the validity and legality of the underlying contract is in question and we plan to vigorously defend ourselves. Despite our position with respect to the promissory note and contract, we have booked and accrued the liabilities for this on our financial statements and the outcome, either positive or negative, should not have a material adverse effect on our financial statements.

Item 2. Changes in Securities

During the three months ended October 31, 2005, we issued 428,571 common shares to consultants for services rendered during the three months ended October 31, 2005.

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

DONOBI, INC. (Registrant)

Date: October 20, 2005	By:	/s/ William Wright III
William Wright III President and Chief Executive Officer And Acting Chief Financial Officer (Principal Executive and Financial Officer)