Form 10KSB
period 2006-01-31
DONOBI INC
filed 2006-05-12
CIK 831232

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[  ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2006

Commission file number: 33-20783-D

DONOBI, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1064958
(State or other jurisdiction	(IRS Employer ID No.)
of incorporation)

3256 Chico Way NW
Bremerton, WA 98312
(360) 782-4477
(Address, including zip code and telephone number,
including area code, of registrant's executive offices)

Securities registered under Section 12(b) of the Exchange Act:
none

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $2,540,032

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $ 4,003,998 as of April 28, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 28, 2006, 32,031,981 shares of Common Stock were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ____ Yes x No

Documents incorporated by reference: None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

DONOBi, Inc. ("we, "us," "our," or the "Company"), is an Internet service provider (“ISP”), offering Internet connectivity and digital video to individuals, multi-family housing, businesses, organizations, educational institutions and government agencies. We provide high quality and scalable Internet access, web hosting and development, equipment co-location, and networking services to underserved rural markets. Our overall strategy is to become the dominant Internet service provider for residents and small to medium-sized businesses within rural and semi-rural areas in the United States. Our current business is focused within the states of Washington, Oregon and Hawaii.

Our operations are headquartered at 3256 Chico Way NW, Bremerton, Washington, 98312, and our telephone number is (360) 782-4477. We also maintain an Internet site at www.donobi.com. Information contained on our Web site is not and should not be deemed to be a part of this Report.

Our business plan includes, among other things, expansion of our: i) Internet access services; ii) communications and content services; and iii) IT Services, through product growth and maturity, and strategic mergers and acquisitions. We are currently organized into three major divisions that are closely integrated for maximum technical support, customer service and billing. The three divisions are: (i) Internet Access Services, consisting of Internet access and email (dial-up, DSL, fiber optic, and wireless access), Shared Tenant Services (multi-family and hotel broadband deployments) and wireless ‘Hotspots’; (ii) Communications and Content, consisting of digital video (television), VoIP (voice over Internet), and traditional phone services; and (iii) IT Services, consisting web site hosting and development, electronic commerce, database design, consulting and implementation and networking services.

Internet access and hosting are the core service offered to customers. Delivery of service is handled through many different mediums. Those include: dial-up access, Digital Subscriber Line (DSL), Fiber to the Home (FTTH), dedicated T-1 connections, and high-speed wireless access. Along with access, we also include email administration and technical support for all our customers. Dial-up access, email administration and technical support are offered and available nationwide.

Shared Tenant Services (STS) offers sophisticated technology-driven services and solutions that specifically address the Internet connectivity issues facing the majority of apartment communities, the hospitality industry (hotels), commercial properties, and government housing - the ability to obtain high-speed Internet access at a reasonable per unit cost. STS uses a combination of hardwired, fiber optic cabling and high-speed wireless technologies to provide constant, always on, broadband Internet access to each unit within a project through a contracted service at rates below that of traditional dial-up access.

Hotspots are wireless access points of presence within communities that allow customers to remotely access the Internet from laptop computers and other mobile devises. We have joined the Airpath Provider Alliance (APA) (www.airpath.com), and as part of the APA, our Hotspot customers are able to access over 3,500 wireless networks throughout the world.

We offer digital video to customers on the fiber optic portion of the network under the DONOBi Television (DTV) product name. We offer over 130 digital channels over three (3) different tiered video packages. As this product expands and develops, additional products and services will be available, such as Video on Demand (VOD), Pay-Per-View (PPV), and the selling of commercial advertising space on our network. Our direct video services were temporarily suspended November 2005 and we began re-selling DirecTV satellite video programming through eXpert Satellite. As of the date of this report, we are working to re-establish the headend that is required to deliver the video service. This was previously supplied by the local PUD, but was shut down. It is anticipated that we will be able to offer this service again sometime later this year. We plan to re-introduce our own video product in the near future.

Our strategic growth and technology deployment focus on delivering broadband connectivity and services to the small office and home office (“SOHO”) market located in urban, suburban and rural areas, supported by its operational “platform” of integrated customer services, technological support and billing. While no assurances can be provided, we expect demand for our products and services to continue to grow.

We offer a number of IT services to our customers. Some of those include web site design, database development, on-site networking services and consulting services. These added value services have increased revenues, as well as the growth and retention of customers on many of our core products.

On January 1, 2006, we completed the closing of our Hawaiian local office and consolidate the Customer Service and Technical Support functions into our main Bremerton, Washington facility. This move was part of our overall cost cutting strategy.

We intend to continue to exploit what the National Telecommunications and Information Association has referred to as the “Green Field” towns of 25,000 to 250,000 through absorption of the small ISPs that service these markets. Since 1999, we have successfully completed the acquisition of more than a dozen rural ISPs, thereby substantially increasing its subscriber base. This increased subscriber base enables us to offer additional Internet-related services at a lesser cost by bundling our existing services with new services and by marketing new products to our existing client base.

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

We also believe that our location in the U.S. is the ideal geographic region for rapid expansion and market penetration of Shared Tenant Services. The West and Southwest regions of the U.S. represent 70% of the “Top Ten Apartment Markets in the U.S.”, reports the National Multi-Housing Council (“NMHC”), as well as 35% of the “A” quality properties in the country. Our sales plan is designed to capitalize and execute on these easily targeted and highly accessible sales opportunities.

We have committed to partner with local PUDs to deliver high speed Internet access and television to residential and business customers over newly installed fiber optic cabling. The initiative was originally spearheaded by Grant County in Eastern Washington and by the Mason and Kitsap County PUDs. PUDs act as the pipeline wholesaler and we act as a retailer of Internet services to deliver the “last mile”, as well as billing and support services to the end user. We have become a retailer of fiber optic access for Mason, Grant and Kitsap Counties, thus creating a new revenue stream and long-term opportunity for the other divisions within our company. In addition to high-speed Internet access, the fiber optic network will enables us to offer customers additional choices for video online, television and telephone services. This is in direct contrast to the traditional single choice that customer have today. The additional revenue and opportunities derived from these added services change not only the business opportunities, but also the potential value of a DONOBi customer, by 5 to 10 fold. We plan to expand services offered via the fiber optic network to include online video on demand (VOD), video conferencing (VC), and voice over Internet telephone services (VOIP).

As of the date of this Report, we have specific agreements with PUD’s, including Mason, Kitsap, and Grant. However, we also have an agreement with NoaNet, which provides us with an opportunity to our delivering service to any PUD with fiber in Washington, Idaho, and Oregon, NoaNet’s service area.

Acquisitions

On April 1, 2005, we engaged in an Asset Purchase Agreement with Webolution, LLC, where we acquired 163 customer accounts, plus a Honda generator in consideration for $7,000 cash.

On April 25, 2005, effective April 12, 2005, we, together with a wholly-owned subsidiary entered into a Merger Agreement with Koa Internet, Inc., a Nevada corporation ("KOA") (the "Merger Agreement"). The merger contemplated by the Merger Agreement (the "Merger") was also completed on April 25, 2005. As a result of the Merger, KOA merged with and into a wholly-owned subsidiary of ours. This subsidiary was the surviving entity and all outstanding shares of KOA's capital stock held by its stockholders were exchanged into shares of our Common Stock. KOA was a private internet services company prior to the Merger. The transaction included $5,000 in physical assets in addition to cash, customer lists, and goodwill.

Immediately prior to the Merger, KOA entered into a Convertible Debenture Purchase Agreement (the "Purchase Agreement"), dated as of April 12, 2005, with Highgate House LLC, an accredited investor located in Minnesota ("Highgate"), pursuant to which it sold and issued convertible debentures to Highgate in an aggregate principal amount of $700,000 in a private placement pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended. One debenture in the principal amount of $699,600 was issued for gross proceeds of $699,600 in cash ("Debenture A") and a debenture in the principal amount of $400 was issued for gross proceeds of $400 in cash ("Debenture B" and collectively with Debenture A, the “Debentures"). Debenture A has a maturity date of April 11, 2007 and Debenture B has a maturity date of April 11, 2008, each subject to earlier conversion or redemption pursuant to its terms, and each bears interest at the rate of 6% per year, payable in cash or shares of common stock at the option of the holder of the Debentures. As a result of the Merger, we assumed the rights and obligations of KOA, including the gross proceeds raised through the sale of the Debentures and KOA's obligations under the Debentures and the Purchase Agreement.

As a result of the Merger, $699,600 in principal amount of the Debenture A was convertible into unrestricted shares of our common stock (the “Common Stock") at a conversion price that is the lesser of (a) one hundred twenty percent (120%) of the average closing bid price per share of the Common Stock for five (5) trading days immediately prior to closing, and (b) ninety percent (90%) of the lowest closing bid price per share of the Common Stock during the fifteen (15) trading days immediately preceding the Conversion Date. $400 in principal amount of the Debenture B was convertible into unrestricted shares of our Common Stock at a conversion price $0.001 per share. The conversion price and number of shares of Common Stock issuable upon conversion of the Debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy our conversion obligations under the Debentures, we placed 11,500,000 shares of our Common Stock into escrow for potential issuance to Highgate upon conversion of the Debentures.

We had the right to redeem the Debentures, in whole, at any time upon exactly three (3) trading days advanced notice, for 120% of the principal amount of the outstanding Debentures being redeemed, plus accrued and unpaid interest. In addition, if at any time any of the Debentures are outstanding and we receive debt or equity financing in an amount equal to or exceeding Five Million Dollars ($5,000,000) in a single transaction or series of related transactions, we were required to redeem the Debentures for 125% of the amount of the then outstanding Debentures. If trading in our Common Stock is suspended (other than suspensions of trading on such market or exchange generally or temporary suspensions pending the release of material information), or if our Common Stock is delisted from the OTCBB, then, Highgate may elect to require us to redeem all the then outstanding Debentures and any shares of Common Stock held by Highgate through prior conversions at a price equal to the sum of the aggregate market value of the Common Stock then held by Highgate, calculated in the manner set forth in the Purchase Agreement. We would owe an interest penalty of 15% per year on any payments not made within seven (7) business days of a redemption request made pursuant to the preceding sentence.

Pursuant to the Purchase Agreement, until the earlier of April 11, 2007 and the date all of the Debentures are paid in full, we were prohibited from offering or issuing any convertible security or any security issued pursuant to Rule 504 of Regulation D promulgated under the Securities Act or any equity line of credit, although we could have entered into any other debt or equity financing during such period. Until the earlier of April 11, 2007 and such time as it no longer holds any Debentures, neither the Holder, nor their respective affiliates, may engage in any short sales of our Common Stock if there is no offsetting long position in the Common Stock then held by Purchaser or their respective affiliates.

Relevant to the aforesaid discussion of the Debentures, on March 10, 2006, we executed a Letter Agreement with Highgate on the Debentures. The Letter Agreement provides that Highgate will not seek to convert the Debentures so long as we repay the indebtedness by paying an initial payment of $25,000 and $70,000 per month commencing in May 2006, until the amount due under the Debentures is paid. If and when the balance due under the Debenture is repaid, the 11.5 million shares held as security will be returned to us for cancellation.

We continue to contact new potential acquisition targets in order to further increase our subscriber baseline, thereby further increasing profitability and cash flow through integration and consolidation of services. We have spent a considerable amount of time and effort to determine the most effective way to capitalize on the growing Internet services and connectivity potential of the Western United States. Targeted acquisitions and research and development aimed at providing Internet connectivity solutions to underserved markets places us in the forefront of the expanding Internet services business. We expect demand for our products and services to continue to grow as a result.

Subsequent Events

On March 8, 2006, we signed a non-binding letter of intent to acquire Gotaplay Interactive Inc., a Nevada corporation ("GII"). GII is involved in the business of on-line rental of video games and are the owners of www.gotaplay.com.

Among other things, the terms of this proposed transaction provided for us to undertake a "reverse stock split" of our Common Stock whereby one (1) share of our Common Stock was to be issued in exchange for every six (6) shares of our Common Stock, and thereafter, we were to issue 23,167,000 shares of our Common Stock (post reverse stock split) equal to approximately 70% interest to the GII shareholders in exchange for their respective shares in GII. As of the date of this report we are continuing to proceed with the closing of this proposed transaction.

On March 17, 2006, we sold 7,500,000 Units to three (3) overseas investors for aggregate proceeds of $150,000 ($.02 per Unit), each Unit consisting of one (1) share of our Common Stock and one (1) right (a "Right") to receive one share of our Common Stock upon execution of the definitive Merger Agreement with GotaPlay Interactive, Inc., a Nevada corporation ("GII"). The offering contained a provision that in the event a definitive Merger Agreement is not executed between us and GII by June 30, 2006, the Rights included in the Units will terminate and we will not be obligated to issue any shares underlying the Rights to the purchasers of the Units. We also provided these investors with certain "piggyback" registration rights with respect to the shares included in the Units.

On March 17, 2006, we issued 3,000,000 shares of our Common Stock to one entity in consideration for forgiveness and in full payment of that certain Note payable owed by us having a present balance of principal and interest of $105,000 ($.035 per share).

On March 17, 2006, we issued an aggregate of 700,000 shares of our Common Stock to four (4) individuals, including 250,000 shares to Mr. Clarke Whitney and 200,000 shares to Norm Johnson, each a director of our Company. These shares were issued in consideration for services rendered to us having an aggregate agreed value of $28,000, or $.04 per share.

Industry Overview

The ISP Market

Though the industry is extremely fragmented, the top ten U.S. ISPs hold over 65% of the market share of all Internet access revenues in the U.S. in the Q1 2004 according to market research compiled by Alex Goldman, Managing Editor for ISP-Planet1  Alex Goldman, “Top 22 U.S. ISPs by Subscriber: Q1 2004,” ISP-Planet, 20 May 2004.. The remaining 35% is divided between an estimated 6000 independent ISPs. Many smaller ISPs are surviving by branching out into other services and by dealing with rural areas overlooked by the national access providers. These other services will include web design and hosting, network consulting, and hardware reselling and leasing. Internet access services, however, will continue to account for over half of all business ISP revenues.

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

Not surprisingly, though, the largest ISPs traditionally have the lowest customer satisfaction ratings. A recent survey conducted by Consumer Reports magazine asked U.S. dial-up modem users to rate eight (8) large ISPs on a number of aspects such as reliability, speed, technical support, and quality of email service. MSN trailed in last in the survey, mainly because its customers were unhappy with its email service, technical support, and reliability. Reliability was also a problem for AOL users, with 60% saying they had suffered a dropped connection in the month prior to the survey.3  www.consumerreports.org Overall, industry churn data is unavailable but data collected from our records and compared to the churn rate of other publicly reported ISPs such as United Online and Earthlink shows we experience one-third the industry average of the larger ISPs.

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

We will continue to exploit what the National Telecommunications and Information Association has referred to as the “Green Field,” towns of 25,000 to 250,000 through absorption of the small ISPs that service these markets.

We differentiate ourselves by our ability to offer broadband fiber optic and wireless Internet service and connectivity to rural and urban customers that would otherwise be unable gain Internet access by virtue of their location or geographic region. We are seeking to expand our access and the services we provide to underserved markets throughout the Western U.S. by: (i) acquiring and integrating small “mom and pop” run ISP’s throughout its geographical targeted region, thereby rapidly penetrating and growing 3 major revenue streams - Single Family Residents ISP, Multi-Family Residents ISP, and business Internet services; (ii) contracting with residential apartment and condominium owners and government housing to offer wireless ISP services to entire buildings; (iii) leveraging our increasing customer base by partnering with local PUDs to provide new high speed broadband Internet services; and (iv) increasing company size and efficiency to service 9 Western states.

Competition

Our current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

Established national online services, such as AOL, MSN, Comcast and United Online; local and regional ISPs; national telecommunications companies; regional bell operating broadband providers such as cable providers and utility companies; and local and long distance telephone companies, such as Bell South, Verizon and SBC Communications.

The Technology Network (TechNet), a national network of CEO’s from the nation’s leading technology companies has set out a series of objects to support and encouraged the government “…to make broadband a national priority and to set a goal of making an affordable 100-megabits per second broadband connection available to 100 million American homes and small businesses by 2010….with a potential impact of $500 billion on the United States economy… true broadband is the key to the next generation of communications and Internet services.”6  www.idcresearch.com President Bush emphasized, “in order to make sure the economy grows, we must bring the promise of broadband technology to millions of Americans.” A large part of this growth will occur in outlying areas.

Trademarks/Tradenames

We do not have any registered trademarks. We utilize the tradenames: DONOBi, Inc; DONOBi.com; DONOBi HotSpot; Velociti; DONOBi DSL; KOA Internet, Inc.; and Hawaiian.net;

Government Regulations

We are not subject to any extraordinary governmental regulations relating to our business.

Employees

As of the date of this Report, we have 18 employees, including our current officers and directors and an additional 2 non-employee directors. Our employees are distributed as: 3 Accounting, 4 Customer Service, 7 Technical, 2 IT Services, and 2 Management. Our operations are non-union. There has been no history of labor strikes or unrest at any of our facilities. We believe that our relationship with our employees is satisfactory. In addition, management believes that the available labor force in the geographic areas where our facilities are located are sufficient to support the expansion anticipated over the next 12 months. If and when we are in the financial position to do so, we intend to hire additional employees in the areas of business development and marketing.

ITEM 2. DESCRIPTION OF PROPERTY.

During our fiscal year ended January 31, 2006, we leased our main office facilities, from a company partially owned by Mr. William M. Wright, III, our Chief Executive Officer, under an agreement that was set to expire in February 2008. We paid this related party $43,760 and $38,771 during the years ended January 31, 2006 and 2005, respectively. We currently lease the same facility through an unrelated party at the same rate, as the facility was sold in November 2005. Our current negotiated lease with the new owners expires November 2006. We also lease other office facilities on a month-to-month basis at $1,100 per month for our Moses Lake office, $800 per month for HQ server room and $95 per month for storage facilities. We also lease from an unrelated party our Moses Lake server room for $200 per month. This lease has a three-year term with an annual renewal option every November 30th. See "Part III, Item 12, Certain Relationships and Related Transactions."

We have no other properties.

ITEM 3. LEGAL PROCEEDINGS

We are aware of certain various alleged claims made against us. Our attorney has opined to us, and we concur, that the effects of any unfavorable outcomes to us are remote and immaterial, since the potential liability is already reported on our balance sheet.

On September 27, 2005 we were served with a lawsuit by Christine Stephens, our former CFO (formerly known as H-Net, Inc.) for the payment of a promissory note in the amount of $170,500 and an escrowed amount of $30,000, together with accrued interest. We believe that the validity and legality of the underlying contract is in question and we plan to vigorously defend ourselves. Despite our position with respect to the promissory note and contract, we have booked and accrued the liabilities for this on our financial statements and the outcome should not have a material adverse effect on our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders during the three-month period ended January 31, 2006.

Subsequent Event

In March 2006, the holders of a majority of our outstanding common shares authorized the merger with GII described above, subject to final due diligence.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock commenced trading in the May 1994. We now trade under the symbol “DNOB” (formerly “HNNT”) on the Over-the-Counter Bulletin Board. The following table sets forth for the periods indicated the range of high and low representative bid quotations for our Common Stock.

                 Bid Price
                   Quarter Ended          High                                                      Low

April 30, 2004	$3.68	$0.51
July 31, 2004	$1.45	$0.35
October 31, 2004	$1.25	$0.40
January 31, 2005	$1.50	$0.40
April 30, 2005	$0.90	$0.26
July 31, 2005	$0.28	$0.10
October 31, 2005	$0.11	$0.03
January 31, 2006	$0.05	$0.03

As of April 28, 2006, the closing bid price of our Common Stock was $0.13

Our Common Stock is classified as a "penny stock" within the definition of that term as contained in the Securities Exchange Act of 1934, which defines a “penny stock” generally as equity securities with a price of less than $5.00 per share. As a result, our Common Stock is subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock.

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

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price our securities. As a result, our shareholders may, in all likelihood, find it difficult to sell their securities.

(b) Holders. We had approximately 493 holders of record of our Common Stock as of January 31, 2006, not including those shares held in "street name."

(c) Dividends. We did not pay any dividends on our Common Stock during the two years ended January 31, 2006. Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended January 31, 2007. See "Part II, Item 7, Financial Statements."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Results of Operations

Selected Financial Data

The following table summarizes selected historical financial information of Donobi, Inc. as of January 31, 2006 and January 31, 2005 and for the fiscal years ended January 31, 2006 and 2005.

The financial information regarding the parent company and its subsidiaries are presented on a consolidated basis.

Income

Revenues were $2,540,032 and $2,527,460 for the fiscal years ended January 31, 2006 and January 31, 2005, respectively, generating net losses of $616,358 and $1,843,768 for the fiscal years ended January 31, 2006 and January 31, 2005, respectively. This slight revenue increase is primarily attributed to the net addition of subscriber customers increased through acquisitions, mergers, and the addition of new customers, offset by a decrease in subscriber customers during fiscal 2006.

Expenses

The expenses of $2,039,937 decreased for the year ended January 31, 2006 as compared to expenses of $2,882,980 for the year ending on January 31, 2005. Expenses decreased due to management’s efforts in restructuring and implementing cost controlling efforts during the second half of the fiscal year.

Overall, the major costs of our operations included costs of goods sold, and wages and professional fees in fiscal 2006. All the primary job functions for personnel remain unchanged. We continue to be encouraged by the enthusiasm demonstrated by our customers and potential customers for our various Internet services.

Net Earnings / Losses

Net loss for the year ended January 31, 2006 was $616,358 in comparison with $1,843,768 for the year ended January 31, 2005. The loss per share was $0.04 for fiscal 2006 in comparison with $0.12 in the previous year. We will continue to embark on various cost cutting measures in order to reach a more stable financial environment and achieve the goal of showing positive earnings. These cost cutting measures are expected to continue until positive earnings can be shown. In comparison with the previous year, the expected consolidation of revenue and the subsequent ramp up accompanied by improvements in the bottom line are now underway.

Our cash position decreased from $107,475 at January 31, 2005 to $21,002 at January 31, 2006. Retained deficit increased to $4,040,197 due to the net loss during the fiscal 2006 year end.

We have suffered recurring losses in the past couple of years. We project that current and projected revenues and capital reserves will sustain us for at least 12 months along with the cash raised with equity placement in fiscal 2007. If the projected revenues of these sources fall short of needed capital, because of a decrease in demand for the company's services and products as well as other factors, we may not be able to sustain our capital needs for more than twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.

Years ended January 31, 2006 and January 31, 2005

Cash flows used in operations were a negative $45,900 for the year ended January 31, 2006, and a negative $523,332 for the year ended January 31, 2005. Negative cash flows from operating activities for the years ended January 31, 2006 and 2005 are primarily attributable to losses from operations as well as common stock issued for services. The decrease in negative cash flow is attributed to the changes in our operations and the decrease in expenses during that period.

Cash flows used in investing activities were $308,554 for the year ended January 31, 2006 and $37,659 for the same period in 2005 mainly due to purchase of intangible and fixed assets.

Cash flows provided by financing activities were $267,981 for the year ended January 31, 2006 and $619,932 for the year ended January 31, 2005.   The positive cash flow in 2006 pertained primarily to borrowings of notes payable. The positive cash flows in fiscal 2005 were primarily due to borrowings of notes payable and sale of treasury stock.

Liquidity and Capital Resources

At January 31, 2006, we had $21,002 in cash.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues and additional infusions of capital. Management believes that we have the cash funds and necessary liquidity to meet the needs of the company over the next year, assuming sales and development efforts conform to the standards historically set. However, to fully maximize the potential presented by the key events presented below, management believes that approximately $5,000,000 will need to be raised. If necessary, we plan to raise this capital through an additional follow-on stock offering. Once these funds are raised, they will be primarily used to complete development of the later phases of Donobi, Inc. as well as the completion of contemplated acquisitions and mergers. If the general economic situation and the market conditions improve, our marketing effort will be increased. It is anticipated that the funds will be raised through a private placement or other means as may be determined by our Board and advisors from time to time. If we are unable to raise additional capital, the growth potential will be adversely affected. Additionally, we will have to significantly modify our business plans.

Critical Accounting Policies and Estimates

We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

•
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

•
Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of January 31, 2006 and 2005 and for the years ended January 31, 2006 and 2005. During the year ended January 31, 2006, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Trends

The use of the Internet continues to be utilized by both businesses and consumers on an increasing basis each year. There is a distinct trend of both business and consumers moving to increasingly larger broadband connections to the Internet. While this is positive for our growth in terms of our broadband products, it has an inverse effect on our dial-up customer base. Our dial-up subscriber base as a whole has continued to experience attrition, as has been the experience of other local, regional, and national full service providers of this service. We believe these trends will continue in FY2007.

Over the next 12 month period, we will expect to experience continued net losses of our dial-up customers. We also expect to see net gains in our broadband customers over this same period of time. While we will continue to market of new broadband customers and work to convert our existing dial-up customers to our broadband products, there is no assurance that the overall change will be positive. In fact, based on other competing broadband products, such as cable internet, we would expect the net effect of these customers to be negative.

We are working to diversify our product mix and become less reliant on the changes in the Internet connectivity market. Part of that shift is to expand our IT Services department. The next 12 months should see a shift in the percentage of our business revenues coming from business relationships with customer as we offer additional networking services, and web design and development products and services to our customers.

Additionally, we have engaged a company (Gotaplay Interactive, Inc.) with product offerings very different from ours, but one that can leverage our Internet experience and expertise going forward. As part of this diversification, we are looking to merge with them to offer game rentals to our customers as well as the expansion of this market segment to new markets and customers. Should we successfully merge with this company, we would expect to see positive net gains of customers in this business segment, as well as increasing revenues from this same market segment.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during our fiscal year ended January 31, 2006.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders:
Donobi, Inc.
3256 Chico Way, NW
Bremerton, WA 98312

We have audited the accompanying balance sheet of Donobi, Inc. & subsidiaries as of January 31, 2006 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended January 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donobi, Inc. & subsidiaries as of January 31, 2006, and the results of its operations and its cash flows for the years ended January 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, P.A.
Bongiovanni & Associates, P.A.
Charlotte, North Carolina
May 11, 2006

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JANUARY 31, 2006

CURRENT ASSETS:
Cash and cash equivalents	$21,002
Accounts receivable, net of allowance for doubtful accounts of $27,327	69,998
Prepaid expenses and other current assets	43,423
Current portion of note receivable	1,400
Deferred charges	45,000
TOTAL CURRENT ASSETS	180,823

FIXED ASSETS
Furniture and fixtures	78,674
Vehicles	37,639
Computer hardware	504,336
Tenant improvements	7,059
Accumulated depreciation	(347,068)
TOTAL NET FIXED ASSETS	280,640

OTHER ASSETS
Intangible assets, net of accumulated amortization of $111,374	1,106,721
Deposits	9,135
TOTAL OTHER ASSETS	1,115,856

TOTAL ASSETS	$1,577,319

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$741,215
Deferred revenue	99,441
Current portion of capitalized lease obligations	27,688
Current portion of notes payable	581,472
TOTAL CURRENT LIABILITIES	1,449,816

LONG-TERM DEBT
Notes payable	711,632
Capitalized lease obligations	18,119
TOTAL LONG-TERM DEBT	729,751

STOCKHOLDERS' DEFICIT
Common stock ($.001 par value, 100,000,000 shares authorized; 18,240,909 shares issued and outstanding at January 31, 2006)	18,241
Preferred stock ($.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at January 31, 2006)	-
Treasury stock	(2,274)
Additional paid in capital	3,189,473
Additional paid in capital - treasury stock transactions	232,509
Retained deficit	(4,040,197)
TOTAL STOCKHOLDERS' DEFICIT	(602,248)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,577,319

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE TWELVE MONTHS ENDED JANUARY 31, 2006 AND 2005

	For the Twelve Months Ended January 31,
	2006	2005
REVENUES:
Sales	$2,540,032	$2,527,460
Cost of sales	(1,018,697)	(1,121,745)
Gross profit	1,521,335	1,405,715

EXPENSES:
Advertising	42,537	44,255
Salaries, wages and related taxes	900,198	1,026,119
Business Consulting	162,426	923,061
Depreciation	105,226	80,806
Amortization	68,500	29,780
Impairment of intangible assets	86,744	-
Dues and subscriptions	14,243	7,434
Insurance	105,136	91,961
Investor Relations	31,329	48,375
Office supplies	44,728	41,673
Finance, credit card and bank charges	67,634	43,892
Other general and administrative	20,489	20,085
Taxes and licenses	44,510	39,022
Postage and delivery	20,568	22,997
Professional fees	123,353	248,241
Repairs and maintenance	8,691	10,959
Telephone	52,690	51,121
Travel and entertainment	14,103	24,703
Rent	88,769	76,607
Utilities	15,927	6,784
Bad debts	22,136	45,105
Total Expenses	2,039,937	2,882,980

Loss from operations	$(518,602)	$(1,477,265)

OTHER INCOME (EXPENSE):
Loss on disposal of fixed assets	(3,000)	-
Other Expense	-	(29,532)
Interest expense	(126,528)	(43,382)
Fees associated with funding		(293,589)
Other income	31,772
Total other expense	(97,756)	(366,503)

Net loss before income taxes	(616,358)	(1,843,768)

Provision for income taxes	-	-

NET LOSS	$(616,358)	$(1,843,768)

Basic and fully diluted net loss per common share:	$(0.04)	$(0.12)

Weighted average common shares outstanding	17,059,346	14,832,865

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED JANUARY 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(616,358)	$(1,843,768)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	105,226	80,806
Amortization	68,500	29,780
Bad debts	23,995	-
Conversion to par value common stock	-	14,880
Common stock issued for services rendered	95,571	1,081,832
Common stock tendered for compensation	1,750	-
Treasury stock tendered for compensation	-	29,726
Impairment of intangible assets	86,744	-
(Increase) decrease in operating assets:
Accounts receivable	20,698	40,109
Costs incurred in excess of billings	63,801	(2,736)
Prepaid expenses and other assets	(20,068)	(10,881)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	184,607	102,148
Deferred revenue	(15,366)	(45,228)
Deferred charges	(45,000)	-
NET CASH (USED IN) OPERATING ACTIVITIES	(45,900)	(523,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in deposits	-	28,105
Purchases of intangibles	(206,500)	-
Purchases of fixed assets	(102,054)	(65,764)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(308,554)	(37,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capitalized lease obligations	(46,178)	(12,724)
Collection of notes receivable		800
Borrowings of notes payable	706,475	633,857
Treasury stock resold to investors	-	250,000
Collections of notes receivable	2,600	-
Principal repayments on notes payable	(394,916)	(252,001)
NET CASH PROVIDED BY FINANCING ACTIVITIES	267,981	619,932

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(86,473)	58,941

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	107,475	48,534

END OF THE PERIOD	$21,002	$107,475

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH
FINANCING AND INVESTING ACTIVITIES:

Treasury stock tendered for compensation	$-	$-

Incurrence of notes receivable for sale of assets	$-	$4,800

Purchase of customer list and computer hardware via issuance of common
stock and incurrence of debt ($780,000 less $200,000 cash paid)	$580,000	$-

Purchase of fixed assets under capitalized lease	$-	$50,232

Common stock issued for services rendered	$95,571	$1,081,832

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED JANUARY 31, 2006 AND 2005

				Additional
				Paid-in
				Capital
			Additional	Treasury
	Common Stock		Paid-in	Stock	Treasury
	Shares	Amount	Capital	Transactions	Stock	Retained Deficit

Balances, January 31, 2004	13,183,750	$0	$1,528,681	$0	($49,500)	($1,543,348)

Recapitalization due to share exchange	1,696,127	14,880	-	-	-	-

Net Loss for the year	-	-	-	-	-	(1,843,768)

Sale of treasury shares to unrelated investors	-	-	-	232,509	17,500	-

Issuance of treasury shares for services rendered	-	-	-	-	29,726	-

Fractional share issuances	130	-	-	-	-	-

Issuance of common shares for services	1,226,974	1,227	1,080,605	-	-	-
Balances, January 31, 2005	16,106,981	$16,107	$2,609,286	$232,509	($2,274)	($3,423,839)

Net Loss for the year	-	-	-	-	-	(616,358)

Issuance of common shares for compensation	25,000	25	1,725	-	-	-

Issuance of common shares for services	896,428	896	94,675	-	-	-

Issuance of common shares for asset acquisition	1,212,500	1,213	483,787	-	-	-

Balances, January 31, 2006	18,240,909	$18,241	$3,189,473	$232,509	($2,274)	($4,040,197)

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

The consolidated financial statements include its wholly owned subsidiaries, World Front Technologies Corporation, Silverlink Corporation and KOA Internet, Inc.

Basis of Presentation
The consolidated financial statements include the accounts of Donobi Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Advertising

The Company charges the costs of advertising to expense when incurred. Advertising expense for the year ended January 31, 2006 and 2005 were $42,537 and $42,255 respectively.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on February 1, 2002. Impairment on these assets were evaluated and recorded during the year ended January 31, 2006 based upon a management review of such assets.

Accounts Receivable

Accounts receivable are charged to bad debt expense as they are deemed uncollectible based upon a periodic review of the accounts. The Company performs ongoing credit reviews of its customer accounts. Additionally for the year ended January 31, 2006, the company implemented a policy of collecting finance charges on delinquent accounts. The company also hired on staff a part-time collections manager and retained the services of an outside collection agency.

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

NOTE 2  INCOME TAXES

At January 31, 2006 the Company had federal net operating loss carry forwards of approximately $4,100,000 that expire in various years through the year 2021.

Due to operating losses, there is no provision for current federal income taxes for the year ended January 31, 2006. There are no state income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at January 31, 2006 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $1,394,000 less a valuation allowance in the amount of approximately $1,394,000, respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $784,000 and $170,000 for the years ended January 31, 2006 and 2005, respectively.

The Company’s total deferred tax asset as of January 31, 2006 is as follows:

Net operating loss carry forwards  $ 4,100,000
Valuation allowance     (4,100,000)

Net deferred tax asset               $             --
                                                ==========

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year ended January 31, 2006:

2006
Income tax computed at the federal statutory rate           34%
Valuation allowance                                                     (34%)

Total deferred tax asset                                                   0%

NOTE 3           CAPITAL STOCK

The Company is authorized to issue 100,000,000 and 5,000,000 common and preferred shares, respectively, at $.001 par value per share.

During the year ended January 31, 2005, the Company changed its domicile from the state of Colorado to the state of Nevada pursuant to a majority vote of the Company’s shareholders.

During the year ended January 31, 2006, the Company issued 1,212,500 shares in conjunction with the acquisition of KOA Internet, Inc.

During the years ended January 31, 2006 and 2005, the Company issued 921,428 and 1,226,974 common shares for the fair value of services rendered of $97,321 and $1,081,832, respectively, which is expensed in the accompanying consolidated statements of operations.

NOTE 4           OPERATING LEASES

The Company leased its main office facilities, from a party related through common ownership through November 30, 2005 when the facilities were sold. The Company paid this related party $43,760 during the year. A new lease on the same facilities was written for one year, through October 31, 2006, with the new owners who are unrelated to the Company. The Company also leases other office facilities on a month-to-month basis at $500 per month for its Moses Lake office, $800 per month for HQ server room, and $95 per month for storage facilities. The Company also leases from an unrelated party its Moses Lake server room for $200 per month on a month to month basis. All leases expire in less than one year. Although they have options to renew, there is no legally binding commitment to pay after one year and there is, therefore, no disclosure of future commitments necessary. Rent expense was $88,769 in fiscal year ending January 31, 2006.

Rent expense was $88,769 and $76,607 in fiscal years ending January 31, 2006 and 2005, respectively.

NOTE 5           LOSS PER SHARE

Loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Basic and diluted loss per share was the same for the fiscal year of 2006.

NOTE 6           LITIGATION AND RELATED TREASURY STOCK TRANSACTIONS

The Company is aware of certain various alleged claims made against the Company. Our attorney has opined to the Company, and the Company concurs, that the effects of any unfavorable outcomes to the Company are remote and immaterial, since the potential liability is already reported on our balance sheet.

On September 27, 2005, the Company was served with a lawsuit by Christine Stephens, former CFO of the company (formerly known as H-Net, Inc.) for the payment of a promissory note in the amount of $170,500 and an escrowed amount of $30,000, together with accrued interest. The Company believes that the validity and legality of the underlying contract is in question and the Company plans to vigorously defend itself. Despite the Company’s position with respect to the promissory note and contract, the Company has booked and accrued the liabilities for this on its financial statements and the outcome, either positive or negative, should not have a material adverse effect on the Company’s financial statements.

NOTE 7            RELATED PARTY TRANSACTIONS

During the years ended January 31, 2006 and 2005, the Company paid $43,760 and $38,771, respectively, to a company related to it through common ownership.

NOTE 8           GOING CONCERN AND UNCERTAINTY

The Company has suffered recurring losses from operations, has a negative book value and has negative working capital as of January 31, 2006. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

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

NOTE 9           SEGMENT REPORTING

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of January 31, 2006.

NOTE 10         SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended January 31, 2006 and 2005 are summarized as follows:

Cash paid and accruals during the period for interest and income taxes:

                                                          2006   2005

Income Taxes                     $         --                 $        --
Interest                               $126,528                 $ 43,382

NOTE 11         CAPITALIZED LEASE OBLIGATIONS

The Company is leasing various equipment under noncancelable capital leases that expire at various dates through October 2008. The total obligation under the capital leases has been recorded in the accompanying consolidated balance sheet at the net present value of the future minimum lease payments, discounted at an interest rate of 10%. The net book value of the equipment was approximately $119,257 at January 31, 2006.

Minimum future obligations under this capital lease at January 31, 2006 are as follows:

Year       Amount
2007      $ 31,074
2008                                                      18,554
2009                                                            -0-
2010                                                            -0-
               Total minimum obligation   49,628

Less amount representing interest  3,823

Present value of net
minimum obligation   45,805

Less current portion          27,688

                                                                                                              $ 18,117

NOTE 12          NOTES PAYABLE

Notes payable at January 31, 2006 consist of the following:

Note payable to a bank related through common directorship,
bearing interest of the bank’s base rate less 1%, secured by all of the Company’s business assets. Loan commenced on
July 8, 2004 and matures on July 8, 2006. Twenty-four
monthly principal and interest payments of $6,463.                               $ 37,947

Demand loan payable to a former related party officer
bearing no interest, unsecured. No set monthly principal
payments. Effects of imputed interest are included in the
consolidated financial statements herein.                                             $ 62,100

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

Unsecured loan payable to an unrelated individual bearing
interest of 8.00%. Monthly payments of principal and
interest of approximately $2,900 with maturity due date of
May 2005. See “Business Acquisition” footnote below for
The reason for this loan.                                                                     $ 12,949

Installment note payable to an unrelated credit company
bearing interest of 9.75%. Sixty monthly payments of
principal and interest of $239 with maturity date of
June 2008.                                                                                          $ 6,361

Installment note payable to an unrelated credit company
bearing interest of 9.75%. Sixty monthly payments of
principal and interest of $236 with maturity date of
June 2008.                                                                                         $ 6,197

Installment note payable to an unrelated credit company
bearing interest of 9.75%. Sixty monthly payments of
principal and interest of $239 with maturity date of
June 2008.                                                                                         $ 6,127

Unsecured loan payable to an unrelated entity bearing
interest of 6.00% per annum. Maturity date of April 25,
2007.                                                                                              $699,600

Unsecured loan payable to an unrelated entity bearing
interest of 6.00% per annum. Maturity date of July 27,
2007.                                                                                                  $ 400

Unsecured promissory note payable to an unrelated
individual bearing interest of 9.50% per annum. Note
matured on March 1, 2005 and is currently in default.
The interest rate converted to a penalty interest rate
21.00% per annum at the time of default.                                         $200,500

Unsecured loan payable to an unrelated entity bearing
interest of 6.00% per annum. Maturity date of June 24,
2006.                                                                                              $ 15,000

Unsecured promissory note payable to an unrelated
individual bearing interest of 7.00% per annum is currently
in default. The interest rate on delinquent payments
converted to 18.00% per annum. Twenty-four monthly
payments of principal and interest of $4,477 with maturity
date of April 2007.                                                                          $100,000

Unsecured loan payable to unrelated individuals bearing
interest of 4.48%. Monthly payments of principal and
interest of approximately $1,700 with maturity formerly due
on May 2003, now past due.                                                               $ 9,390

                                                                                          Total           $1,293,104

Less: current portion                                                            $238,803

                                                                      Long-term portion         $1,054,301
~~=========~~

Principal maturities of notes payable as of January 31, 2006 for the next five years and thereafter is as follows:

2007    $1,281,962
2008    $      7,704
2009    $      3,438
2010    $          -0-
2011    $          -0-

Total    $1,293,104
                                       ========

NOTE 13         CONCENTRATIONS

The Company conducts a material amount of business with one particular vendor. Payments made to this vendor for the years ending January 31, 2006 and 2005 were $377,693 and $174,525, respectively. The Company’s purchasing function could be vulnerable to the risk of a near-term severe impact in the event it loses this vendor.

NOTE 14         INTANGIBLE ASSETS

Intangible assets at January 31, 2006 consist of the following:

Goodwill       $ 188,594
Accumulated Amortization                              (5,769)
Customer Lists (Acquired Subscribers)                   934,602
Purchased Contracts                                               79,399
Accumulated Amortization        (101,436)
Covenants not to Compete           15,500
Accumulated Amortization                                      (4,169)

Total Intangible Assets                                     $1,106,721

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

Upon adoption of SFAS No. 142, on January 31, 2002, no further amortization of goodwill was recorded. Amortization expense for the years ending January 31, 2006 and 2005 was $68,500 and $29,780, respectively.

In connection with SFAS No. 142, goodwill was evaluated and tested to determine if there was an impairment of goodwill. The evaluation was based on undiscounted cash flow projections of the Company. An excess of carrying value over projected undiscounted cash flows resulted in recognition of a $86,744 impairment during the year ended January 31, 2006 which is included in the accompanying consolidated statement of operations.

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

The goodwill was tested for impairment and it was determined that $78,633 of the aforementioned goodwill was impaired during the year ended January 31, 2004. The expense is included in the accompanying consolidated statements of operations. This intangible asset was tested for impairment in fiscal 2005 and it was determined that there was no further impairment as of and for the year ended January 31, 2005. The goodwill was tested for impairment and it was determined that $60,622 of the aforementioned goodwill was impaired during the year ended January 31, 2006. The expense is included in the accompanying consolidated statements of operations.

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

The goodwill was tested for impairment and it was determined that $45,996 of the aforementioned goodwill was impaired during the year ended January 31, 2004. The expense is included in the accompanying consolidated statements of operations. This intangible asset was tested for impairment in fiscal 2005 and it was determined that there was no further impairment as of and for the year ended January 31, 2005. The goodwill was tested for impairment and it was determined that $9,459 of the aforementioned goodwill was impaired during the year ended January 31, 2006. The expense is included in the accompanying consolidated statements of operations.

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
                                                         =======

The customer lists are amortized over fifteen years under the straight-line method. The period for which results of operations of this unrelated company are included in the accompanying consolidated statements of operations is from the date of acquisition through January 31, 2004. This intangible asset was tested for impairment in fiscal years 2005 and 2004 and it was determined that there was no impairment in these years. The goodwill was tested for impairment and it was determined that $16,663 of the aforementioned goodwill was impaired during the year ended January 31, 2006. The expense is included in the accompanying consolidated statements of operations.

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
=======

The customer lists are amortized over fifteen years under the straight-line method. The non-compete covenant is being amortized over three years under the straight-line method, representing the actual period of such provision per the agreement. The period for which results of operations of this unrelated company are included in the accompanying consolidated statements of operations is from the date of acquisition through January 31, 2004. This intangible asset was tested for impairment in fiscal years 2004, 2005 and 2006 and it was determined that there was no impairment in these years.

AQUISITION E:

During the year ended January 31, 2004, the Company purchased certain assets from an unrelated company in a similar line of business. The purchase price of $40,022 was paid with $40,022 in cash consideration. The purchase price was allocated as follows:

Customer Lists  $ 40,022
Total                       $ 40,022
                                                       =======

The customer lists are amortized over fifteen years under the straight-line method. The period for which results of operations of this unrelated company are included in the accompanying consolidated statements of operations is from the date of acquisition through January 31, 2004. This intangible asset was tested for impairment in fiscal years 2004, 2005 and 2006 and it was determined that there was no impairment in these years.

AQUISITION F:

During the year ended January 31, 2004, the Company purchased certain assets from an unrelated company in a similar line of business. The purchase price of $36,535 was paid with $36,535 in cash consideration. The purchase price was allocated as follows:

Customer Lists  $ 36,535
                     Total  $ 36,535
                                                       =======

The customer lists are amortized over fifteen years under the straight-line method. The period for which results of operations of this unrelated company are included in the accompanying consolidated statements of operations is from the date of acquisition through January 31, 2004. This intangible asset was tested for impairment in fiscal years 2004, 2005 and 2006 and it was determined that there was no impairment in these years.

AQUISITION G:

During the year ended January 31, 2006, the Company purchased certain assets from an unrelated company in a similar line of business. The purchase price of $950,000 was paid with $200,000 in cash consideration. The purchase price was allocated as follows:

Customer Lists  $ 900,000
Equipment    50,000
Total                       $ 950,000
                                                         =======

The customer lists are amortized over fifteen years under the straight-line method. The period for which results of operations of this unrelated company are included in the accompanying consolidated statements of operations is from the date of acquisition through January 31, 2006. A subsequent write down was recorded for unissued stock pursuant originally recorded in the transaction. The net purchase price is now carried at:

Customer Lists         $ 780,000
Equipment    5,000
                        Total                     $ 785,000
                                                       =======

This intangible asset was tested for impairment at fiscal year ended January 31, 2006 and it was determined that there was no impairment in this year.

AQUISITION H:

During the year ended January 31, 2006, the Company purchased certain assets from an unrelated company in a similar line of business. The purchase price was $7,000 and was allocated as follows:

Customer Lists                      $ 5,500
Non-Compete Covenant           1,000
Equipment                                 500
Total                                 $ 7,000
                                                                =======

The customer lists are amortized over fifteen years under the straight-line method. The period for which results of operations of this unrelated company are included in the accompanying consolidated statements of operations is from the date of acquisition through January 31, 2006. This intangible asset was tested for impairment at fiscal year ended January 31, 2006 and it was determined that there was no impairment in this year.

NOTE 16         PURCHASED CONTRACTS

During the year ended January 31, 2004, the Company purchased certain customer contracts from an unrelated company in a similar line of business for a net purchase price of $79,399. The intangible assets (customer contracts) are being amortized under the straight-line method over the lives of the contracts which are five years. This intangible asset was tested for impairment and it was determined that there was no impairment as of and for the year ended January 31, 2006.

NOTE 17         NOTES RECEIVABLE

Notes receivable at January 31, 2006 consists of one unsecured promissory note dated August 1, 2004, from an unrelated entity in the amount of $1,400. The note was originally for $4,800 and originated from the sale of certain wireless customer lists. The note carries no interest and is due in twenty-four monthly installments of $200 each. The effects of imputed interest are included in the accompanying consolidated financial statements. The note matures on August 6, 2006.

NOTE 18          EMPLOYMENT AGREEMENT COMMITMENTS

Effective January 1, 2005, the Company entered into two employment agreements through January 1, 2007. On August 22, 2005, one of these employment agreements was terminated when our then current CFO resigned. Pursuant to the remaining agreement in effect, the Company’s officer, shall receive total annual salary of $120,000 payable in equal bi-monthly payments of $5,000. In addition, the Company is committed to paying this officer a cash bonus, calculated and paid quarterly, for increases in gross revenue equal to 1.00% of the increase exceeding 20.00% annualized increase in gross revenue. The officers’ base pay shall increase to $175,000 annually at the time that monthly gross revenues exceed $416,700 (the equivalent of $5,000,000 annually). Furthermore, the officers’ base pay shall respectively increase to $250,000 annually at the time that monthly gross revenues exceed $833,000 (the equivalent of $10,000,000 annually).

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

NOTE 20         SUBSEQUENT EVENTS

On March 8, 2006, the Company signed a non-binding letter of intent to acquire Gotaplay Interactive Inc., a Nevada corporation ("GII"). GII is involved in the business of on-line rental of video games and are the owners of www.gotaplay.com.

Among other things, the terms of this proposed transaction provides for us to undertake a "reverse stock split" of our Common Stock whereby one (1) share of our Common Stock shall be issued in exchange for every six (6) shares of our Common Stock, and thereafter, the Company will issue 23,167,000 shares of our Common Stock equal to approximately 70% interest to the GII shareholders in exchange for their respective shares in GII. Upon consummation of this transaction, GII shall become a wholly owned subsidiary of our Company.

On March 10, 2006, the Company executed a Letter Agreement with Highgate House Funds, Ltd. ("Highgate"), the holder of a $700,000 Secured Convertible Debenture (the "Debenture") secured by 11.5 million pre-reverse split shares of Registrant's common stock. The Letter Agreement provides that Highgate will not seek to convert the Debenture so long as Registrant repays the indebtedness by paying an initial payment of $25,000 and $70,000 per month commencing in May 2006, until the entire Debenture is paid. Upon the final payment of the Debenture, the shares held as security will be returned to Registrant for cancellation.

On March 17, 2006, the Company sold 7,500,000 Units to three (3) overseas investors for aggregate proceeds of $150,000 ($.02 per Unit), each Unit consisting of one (1) share of our Common Stock and one (1) right ("Right") to receive one share of Common Stock upon execution of the definitive Merger Agreement with GotaPlay Interactive, Inc., a Nevada corporation ("GII"). The Company had previously filed a report on Form 8-K advising of the signing of a letter of intent to engage in a merger with GII. In the event the definitive Merger Agreement is not executed between the Company and GII by June 30, 2006, the Rights assigned to the Units shall terminate and the Company will not be obligated to issue any shares underlying the Rights to the purchasers of the Units. The Company also provided these investors with certain "piggyback" registration rights with respect to the shares included in the Units.

On March 17, 2006, the Company issued 3,000,000 shares of our Common Stock to one entity in consideration for forgiveness and in full payment of that certain Note payable owed by the Company, having a present balance of principal and interest of $105,000 ($.035 per share).

On March 17, 2006, the Company issued an aggregate of 700,000 shares of our Common Stock to four (4) individuals, including 250,000 shares to Mr. Clarke Whitney and 200,000 shares to Norm Johnson, each a director of our Company. These shares were issued in consideration for services rendered to the Company having an aggregate agreed value of $28,000, or $.04 per share.

On March 20, 2006, the Company filed a Preliminary Information Statement with the Securities and Exchange Commission pursuant to Section 14(f) of the Securities Exchange Act of 1934 and SEC Rule 14f-1. The Information Statement was to be mailed on or about March __, 2006, to holders of record on March 8, 2006, of the shares of Common Stock, par value $.001 per share (the "Common Stock") of DONOBi, INC., a Nevada corporation (the "Company"), in connection with: (i) the change of control and corresponding change of the Company's directors to be effected on or after _______, 2006, following the closing of the Merger discussed below; (ii) certain shareholder action, taken by written consent of the holders of a majority of our outstanding shares of Common Stock, to approve the proposed Merger with Gotaplay Interactive, Inc.; (iii) the approval of a reverse stock split, whereby one share of the Company's Common Stock shall be issued in exchange for every six (6) shares of the Company's Common Stock issued and outstanding currently and at the time of the Merger (the "Reverse Stock Split"); and (iv) an amendment to the Company's Articles of Incorporation, as amended, changing the name of the Company to "GottaPlay Interactive, Inc." (the "Amendment"), or such other name as may be acceptable to new management following the consummation of the Merger described herein.

The Company’s Board of Directors approved the terms of the Merger, the Reverse Stock Split and the Amendment on March 8, 2006, and recommended that these matters be approved by the Company’s shareholders. The Merger, Reverse Stock Split and the Amendment require the approval of holders of a majority of the outstanding shares of the Company's Common Stock. Under Nevada law, the Company is permitted to obtain approval of the Merger, Reverse Stock Split and Amendment by written consent of the holders of outstanding shares of voting capital stock having not less than the minimum number of votes that would be necessary to approve these matters at a meeting at which all shares entitled to vote thereon were present and voted.

On March 20, 2006, holders of a majority of the shares of our Common Stock acted by written consent to approve the terms of the Merger, the Reverse Stock Split and the Amendment.

The Merger will become effective upon the filing of Articles of Merger with the Nevada Secretary of State. If the Merger is closed, the Amendment will become effective also when filed with the Nevada Secretary of State. The Reverse Stock Split shall also become effective at that time. It is anticipated that the filing of the Articles of Merger and the Amendment will occur after dissemination of this Information Statement to the Company's shareholders and consummation of the Merger described below, which is expected to occur on or about April __, 2006.

On March 24, 2006, the Company entered into an Agreement to merge with Gotaplay Interactive, Inc. ("Gotaplay"), a privately held Nevada corporation. Pursuant to the terms of the Agreement: (a) Registrant has undertaken to complete a one for 6 reverse stock split, thereby reducing the issued and outstanding shares of common stock from 32,031,984 to 5,338,664; (b) Registrant will issue 19,900,000 post-reverse split shares of common stock to the stockholders of Gotaplay on a pro-rata basis; (c) Registrant will be the surviving corporation; (d) An amendment to the Articles of Incorporation of the Registrant will be filed to change the name of Registrant to "Gottaplay Interactive, Inc."; and, (e) Except for William M. Wright, III and Norm Johnson, the directors of the Registrant will resign and the three current directors of Gotaplay will be elected to the board of directors of Registrant.

The closing ("Closing") is subject to the completion of the reverse stock split, completion of required audits and legal filings and other statutory requirements, and is expected to occur in the latter part of April, 2006.

On March 15, 2006, the Company loaned $50,000 to Gotaplay with whom it plans to merge as discussed above.  The loan is evidenced by a 180 day, 8.0%, unsecured promissory note. In addition, on April 7, 2006, the Company loaned $8,000 to Gotaplay with whom it plans to merge.  No terms are attached to the $8,000 loan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation (the "Evaluation") was performed by our President, Chief Executive Officer, and Acting Chief Financial Officer, William M. Wright III ("CEO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

Disclosure Controls and Internal Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) our assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Conclusions. Based upon the Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth the names and ages of all the Directors and Executive Officers of the Company, positions held by such person, length of service, when first elected or appointed and term of office.

First Elected

Name	Age	or Appointed/Term	Position

William M. Wright III	40	February 16, 2004	Chairman, CEO and CFO
Melissa Tippets	35	July 16, 2004	Corporate Secretary
Clarke Whitney	53	October 6, 2004	Director
Norm Johnson	45	June 10, 2005	Director

Judy Henry was our Chief Financial Officer during part of our fiscal year ended January 31, 2006. She resigned her position with us on August 22, 2005.

Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Our officers are appointed by our Board of Directors and serve at the pleasure of the Board, subject to any rights under employment agreements.

There are no family relationships among the officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

None of the members of our Board of Directors are paid a per diem fee for attendance at meetings of the board of directors and committees thereof. In addition, if required, they are reimbursed for travel expenses and lodging is arranged for them, at our expense. At this time, adequate funds are not available to provide liability insurance for the Company’s directors (and officers). Directors are reimbursed for all out of pocket expenses incurred in the performance of their roles, subject to provision of receipts in form and substance adequate to satisfy Internal Revenue Service audit requirements.

Biographies of Directors and Officers

William M. Wright, III (CEO/CFO/Chairman). Mr. Wright is Chief Executive Officer, Chief Financial Officer and Chairman of the Board. In the event the Merger is closed, Mr. Wright will retain his position as a director, as well as being appointed as the Company’s Chief Operating Officer. Mr. Wright is a founding member of the Company, instrumental in developing the Company from concept to realization since December of 1999. After 15 years of experience and knowledge in financial management and business operations, Mr. Wright began running the company full time in early 2001, leading the successful acquisition of five companies in six months. To date, he has orchestrated a dozen acquisitions and mergers and continues to be strongly focused on the growth of DONOBi. Mr. Wright received his Bachelors of Science in Business Administration with an emphasis in Financial Services from San Diego State University, California, and is a licensed Real Estate Broker in the State of Washington. He devotes a substantial amount of his time to our business.

Melissa A. Tippets (Corporate Secretary). Ms. Tippets is the Operations Manager and Corporate Secretary. Ms. Tippets came to the Company in May of 2000. She is responsible for all aspects of Human Resources and is responsible for implementing our office policies and procedures. Ms. Tippets achieved her Professional in Human Resources (PHR) certification in June 2004. Ms. Tippets is an instrumental part of our acquisition team and has contributed to the success of a dozen mergers and acquisitions since 2001. Ms. Tippets currently oversees both offices in the State of Washington. Her prior experience includes 8 years working in mortgage banking, supervising staff, processing and coordinating multiple branch resources necessary to maintain annual revenues in excess of $12 million. She devotes substantially all of her time to our business.

Clarke Whitney, CPA (Director). Clarke Whitney is the President of Clarke Whitney, CPA’s, P.S., headquartered in Bremerton, Washington. Mr. Whitney is a Certified Public Accountant with financial accounting experience compiling, reviewing and auditing financial statements for the past 30 years. Mr. Whitney graduated from the University Of Puget Sound School Of Business in 1973 with a Bachelor of Science degree in accounting. He has been a licensed Certified Public Accountant since 1978.

Norm Johnson (Director). In the event the Merger is closed, Mr. Johnson will retain his position as a director of the Company. Mr. Johnson spent 18 years as an All-Pro kicker in the NFL (Seahawks, Falcons, Steelers and Eagles). For the past 5 years, Mr. Johnson has worked for Reid Real Estate, Inc., a Washington corporation, representing and advising clients on their real estate investments. During his NFL career, Mr. Johnson also owned “Norm Johnson’s All-Pro Sportscards” with three locations. Mr. Johnson earned his Bachelor’s Degree in Economics from the University of California Los Angeles (UCLA) in 1983.

There have been no events under any bankruptcy act, any criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

There have been no events under any bankruptcy act, any criminal proceedings and any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past 5 years.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a) (58) (B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only three (3) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

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

Meetings of the Board of Directors and Committees of the Board of Directors

Our operations are managed under the supervision of our Board of Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies. During our fiscal year ended January 31, 2006, our Board of Directors had three formal meetings, and took action in 12 instances by unanimous consent.

During our fiscal year ended January 31, 2006, our Board of Directors had no committees.

ITEM 9B. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended January 31, 2006. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. EXECUTIVE COMPENSATION.

Remuneration

The following table reflects all forms of compensation for services to us for the years ended January 31, 2006, 2005 and 2004, of our chief executive officer, as well as those persons who received in excess of $100,000 in annual compensation from us during the aforesaid time.

SUMMARY COMPENSATION TABLE

Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)

William M . Wright III, Chairman, CEO	2006 2005 2004	$111,250 $105,250 $105,250	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	0 0 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0

No other officer or director of the Company received compensation in excess of $100,000 in either of the past two years.

In June 2005, our Board of Directors and a majority of our shareholders approved by consent our “2005 Stock Incentive Plan” (the “Plan”). This Plan provides for the grant of incentive and non-qualified stock options that may be issued to key employees, non-employee directors, independent contractors and others and we have reserved 3,000,000 shares of our Common Stock for issuance under the Plan. The options are to be granted for a term of not more than five (5) years and other terms and conditions that are usual and customary. As of the date of this report, options to purchase an aggregate of 796,428 shares of our common stock have been issued three separate non-employee consultants for business consulting services.

The purpose of the Plan is to aid us in retaining the services of executive and key employees and in attracting new management personnel when needed for future operations and growth, and to offer such personnel additional incentive to put forth maximum efforts for the success of our business and opportunities to obtain or increase proprietary interest and, thereby, to have an opportunity to share in our success.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all our directors and officers as of the date of this Report. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Silverdale Partners 9621 Mickleberry Road Silverdale, WA 98383	3,000,000	9.4%

Common	William M. Wright (1) 3256 Chico Way NW Bremerton, WA 98312	2,662,000	8.3%

Common	NYX Management S.A. Chancery Court P.O. Box 42544 Freeport, Bahamas	2,500,000	7.8%

Common	Cambridge Mercantile Holdings S.A. Continental Trust Corporation Ltd. Century House 16 Pur-la-Ville Road Hamilton HM HX, Bermuda	2,500,000	7.8%

Common	The Derek Corporation Suite 1440 The Exchange Tower 130 King Street West Toronto, Ontario M5X 1E3 Canada	2,500,000	7.8%

Common	Brett T. Green 3256 Chico Way NW Bremerton, WA 98312	2,500,000	7.8%

Common	Norm Johnson (1) 3256 Chico Way NW Bremerton, WA 98312	460,000	1.4%

Common	Clarke Whitney (1) 3256 Chico Way NW Bremerton, WA 98312	250,000	1.0%

Common	Melissa Tippets (1) 3256 Chico Way NW Bremerton, WA 98312	260,798	*

Common	All Officers and Directors as a Group (5 persons)	3,632,798	11.3%
____________________
* Less than 1%

(1) Officer and/or director of the Company as of the date of this Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended January 31, 2005 and 2004, we issued 200,000 and 226,071 common shares to officers and directors for services rendered.

Effective March 17, 2006, we issued 250,000 shares to Mr. Clarke Whitney and 200,000 shares to Norm Johnson, each a director of our Company. These shares were issued in consideration for services rendered to us having an agreed value of $.04 per share.

We leased our main office facilities, from a party related through common ownership, under an agreement that was set to expire in February 2008. We paid this related party $43,760 and $38,771 during the years ended January 31, 2006 and 2005, respectively. We currently lease the same facility through an unrelated party at the same rate, as the facility was sold in November 2005. Our current negotiated lease with the new owners expires November 2006.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits. The following exhibits are attached to this Report:

Exhibit No.                   Description

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

2.1* Corporate Charter
2.2* Articles of Incorporation
2.3* Amendment of Articles of Incorporation
2.4* Bylaws
2.5** Amendment to Articles of Incorporation
14.1*** Code of Ethics
_____________________
* Filed with the Securities and Exchange Commission in the Exhibits to Form S-18 filed on 08/03/1988 and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K filed on 12/13/1999 and are incorporated by reference herein.

*** Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed on 05/17/2005 and are incorporated by reference herein.

(b) Reports on Form 8-K.

In the last fiscal quarter of the fiscal year ended January 31, 2006, we did not file any reports on Form 8-K.

Subsequent Events

Subsequent to January 31, 2006, we filed three (3) reports on Form 8-K, including the following:

On March 10, 2006, we filed a report on Form 8-K, advising of the signing of a letter of intent with GotaPlay Interactive, Inc.

On March 20, 2006, we filed a report on Form 8-K, advising that (i) we sold 7,500,000 Units, to three (3) overseas investors for aggregate proceeds of $150,000 ($.02 per Unit), each Unit consisting of one (1) share of our Common Stock and one (1) right (“Right”) to receive one share of Common Stock upon execution of the definitive Merger Agreement with GotaPlay Interactive, Inc., a Nevada corporation. Because the Merger Agreement was not executed between us and GII by June 30, 2006, the Rights assigned to the Units terminated pursuant to the terms of issuance. We also provided these investors with certain "piggyback" registration rights with respect to the shares included in the Units; (i) effective March 17, 2006, we issued 3,000,000 shares of our Common Stock to one entity in consideration for forgiveness and in full payment of that certain Note payable owed by us, having a present balance of principal and interest of $105,000 ($.035 per share); and (ii) effective March 17, 2006, we issued an aggregate of 700,000 shares of our Common Stock to four (4) individuals, including 250,000 shares to Mr. Clarke Whitney and 200,000 shares to Norm Johnson, each a director of our Company. These shares were issued in consideration for services rendered to us having an aggregate agreed value of $28,000, or $.04 per share.

On March 28, 2006, we filed a report on Form 8-K, advising that we entered into an Agreement to merge with Gotaplay Interactive, Inc. ("Gotaplay"), a privately held Nevada corporation. Pursuant to the terms of the Agreement: (a) Registrant has undertaken to complete a one for 6 reverse stock split, thereby reducing the issued and outstanding shares of common stock from 32,031,984 to 5,338,664; (b) Registrant will issue 19,900,000 post-reverse split shares of common stock to the stockholders of Gotaplay on a pro-rata basis; (c) Registrant will be the surviving corporation; (d) An amendment to the Articles of Incorporation of the Registrant will be filed to change the name of Registrant to "Gottaplay Interactive, Inc."; and, (e) Except for William M. Wright, III and Norm Johnson, the directors of the Registrant will resign and the three current directors of Gotaplay will be elected to the board of directors of Registrant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our board of directors reviews and approves audit and permissible non-audit services performed by our independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Bongiovanni and Associates, PA, as our independent accountants, our board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Bongiovanni and Associates, PA, in fiscal years ended January 31, 2006, were approved by our board of directors.

Set forth below is a summary of the fees paid to our principal accountants for the past two years for the professional services performed for us.

Audit Fees.

We agreed to pay Bongiovanni & Associates a total of approximately $36,000 and $27,000 for professional services rendered for the audits of our financial statements for the fiscal years ended January 31, 2006 and 2005, respectively, and for their review of the financial statements included in our quarterly reports on Form 10-QSB for all three quarters of the aforementioned fiscal year ends.

Audit-Related Fees.

None

Tax Fees

We paid Bongiovanni & Associates a total of approximately $4,000 and $4,000 for tax advisory services performed for us during the fiscal year ended January 31, 2006 and 2005, respectively.

 All Other Fees

There were no other fees billed by Bongiovanni & Associates during the last two fiscal years for products and services provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2006.

DONDOBi, INC.
(Registrant)

By: /s/ William M. Wright III
William M. Wright III, CEO, President, CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 11, 2006.

/s/ William M. Wright III
William M. Wright III, Director

/s/ Clark Whitney
Clark Whitney, Director

/s/ Norman Johnson
Norman Johnson, Director