Form 10QSB
period 2006-04-30
DONOBI INC
filed 2006-06-13
CIK 831232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1994.

For the quarterly period ended April 30, 2006

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from________to_______

Commission File Number: 33-20783-D

DONOBI, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	84-1064958
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3256 Chico Way NW, Bremerton, WA. 98312
(Address of principal executive offices) (Zip Code)

360-782-4477
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.   [X] YES  [  ] NO

Number of shares of common stock outstanding as of April 30, 2006: 31,619,481

Number of shares of preferred stock outstanding as of April 30, 2006: -0-

Index

Item 1 Financial Statements.

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF APRIL 30, 2006

CURRENT ASSETS:
Cash and cash equivalents	$25,237
Accounts receivable, net of allowance for doubtful accounts of $32,252	90,771
Prepaid expenses and other current assets	50,355
Current portion of note receivable	58,800
Deferred charges	45,000
TOTAL CURRENT ASSETS	270,163

FIXED ASSETS
Furniture and fixtures	78,674
Vehicles	37,639
Computer hardware	517,892
Tenant improvements	7,059
Accumulated depreciation	(373,972)
TOTAL NET FIXED ASSETS	267,292

OTHER ASSETS
Intangible assets, net of accumulated amortization of $132,630	1,086,474
Deposits	9,135
TOTAL OTHER ASSETS	1,095,609

TOTAL ASSETS	$1,633,064

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$721,263
Deferred revenue	98,365
Current portion of capitalized lease obligations	27,571
Current portion of notes payable	543,771
TOTAL CURRENT LIABILITIES	1,390,970

LONG-TERM DEBT
Notes payable	644,620
Capitalized lease obligations	10,766
TOTAL LONG-TERM DEBT	655,386

STOCKHOLDERS' DEFICIT
Common stock ($.001 par value, 100,000,000 shares authorized; 31,619,481 shares issued and outstanding at April 30, 2006)	31,619
Preferred stock ($.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at April 30, 2006)	-
Treasury stock	(2,274)
Additional paid in capital	3,620,116
Additional paid in capital - treasury stock transactions	232,509
Retained deficit	(4,295,262)
TOTAL STOCKHOLDERS' DEFICIT	(413,292)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,633,064

The accompanying notes are an integral of these consolidated financial statements.

Index

DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND 2005

	For the Three Months Ended April 30,
	2006	2005
REVENUES:
Sales	$563,356	$587,571
Cost of sales	(218,002)	(267,788)
Gross profit	345,354	319,783

EXPENSES:
Advertising	6,904	14,031
Salaries, wages and related taxes	213,858	241,288
Business Consulting	102,027	-
Depreciation	26,904	22,027
Amortization	20,247	7,416
Impairment of intangible assets	-	-
Dues and subscriptions	6,041	5,260
Insurance	19,845	24,653
Investor Relations	720	-
Office supplies	14,022	5,292
Finance, credit card and bank charges	15,222	11,832
Other general and administrative	6,145	2,924
Taxes and licenses	11,206	14,992
Postage and delivery	4,585	6,204
Professional fees	90,893	38,482
Repairs and maintenance	2,359	1,115
Telephone	9,459	11,114
Travel and entertainment	1,750	3,639
Rent	17,395	19,713
Utilities	1,612	1,703
Bad debts	5,051	-
Total Expenses	576,245	431,685

Loss from operations	$(230,891)	$(111,902)

OTHER INCOME (EXPENSE):
Loss on disposal of fixed assets	-	-
Other Expense	-	-
Interest expense	(37,600)	(8,678)
Fees associated with funding		-
Other income	13,425	1,475
Total other expense	(24,175)	(7,203)

Net loss before income taxes	(255,066)	(119,105)

Provision for income taxes	-	-

NET LOSS	$(255,066)	$(119,105)

Basic and fully diluted net loss per common share:	$(0.01)	$(0.01)

Weighted average common shares outstanding	21,480,274	16,197,259

The accompanying notes are an integral of these consolidated financial statements.

Index
DONOBI, INC. & ITS WHOLLY OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(255,066)	$(119,105)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	26,904	22,027
Amortization	20,247	7,416
Bad debts	-	-
Common stock issued for services rendered	152,750	-
Common stock issued for compensation	36,271	-
Common stock issued for debt retirement	105,000
Treasury stock tendered for compensation	-	-
Impairment of intangible assets	-	-
(Increase) decrease in operating assets:
Accounts receivable	(21,173)	4,570
Costs incurred in excess of billings	-	(8,365)
Prepaid expenses and other assets	(6,932)	(17,168)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(100,670)	(23,250)
Deferred revenue	(1,076)	(2,287)
Deferred charges	-	(45,000)
NET CASH (USED IN) OPERATING ACTIVITIES	(43,745)	(181,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in deposits	-	-
Purchases of intangibles	-	(206,500)
Purchases of fixed assets	(13,556)	(4,275)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,556)	(210,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capitalized lease obligations	(7,470)	(8,640)
Collection of notes receivable	600	800
Lending on notes receivable	(58,000)	-
Borrowings of notes payable	-	678,975
Common Stock sold to investors	150,000
Treasury stock resold to investors	-	-
Principal repayments on notes payable	(23,594)	(319,658)
NET CASH PROVIDED BY FINANCING ACTIVITIES	61,536	351,477

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	4,235	(40,460)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	21,002	107,475

END OF THE PERIOD	$25,237	$67,015

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH
FINANCING AND INVESTING ACTIVITIES:

Purchase of customer list and computer hardware via issuance of common
stock and incurrence of debt ($780,000 less $200,000 cash paid)	$-	$580,000

Common stock issued for services rendered	$189,021	$-

The accompanying notes are an integral of these consolidated financial statements.

Index

DONOBI, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 30, 2006 and APRIL 30, 2005

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

The acquisition resulted in a tax-free exchange for federal and state income tax purposes. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No. 16 wherein the shareholders of Donobi, Inc., the accounting acquirer, retained the majority of the outstanding common stock of the Company, the legal acquirer, after the merger. H-Net.net, Inc. had miniscule prior operating history. Therefore, for presentation purposes herein, the accounts of Donobi, Inc. are presented for the three months ended April 30, 2006 and April 30, 2005 for comparative purposes.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at April 30, 2006, the results of operations for the three month period ended April 30, 2006 and 2005, and cash flows for the three months ended April 30, 2006 and 2005. The results for the period ended April 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2007. These financial statements should be read in conjunction with the financial statements and notes for the year ended January 31, 2006 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

Index

DONOBI, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 30, 2006 and APRIL 30, 2005

(e)       Going Concern

We have suffered recurring losses from operations, have a negative book value and have negative working capital as of April 30, 2006. In addition, we have yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to our ability to continue as a going concern.

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

(h)       Loss per Share

We report loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share. There are 11,500,000 common shares in escrow at April 30, 2006 awaiting potential conversion from convertible debentures as discussed below. These shares are not included in the number of shares outstanding or the weighted average shares outstanding during the period due to its anti-dilutive effect of decreasing the loss per share.

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

3.         EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated using the weighted average number of common shares outstanding and common share equivalents. The average number of shares outstanding under this assumption is as follows:

Three Months Ended April 30, 2006 - 21,480,274
Three Months Ended April 30, 2005 - 16,197,259

5.	COMMITMENTS

The Company leases its main office facilities under a lease that was written for one year, through October 31, 2006. The Company also leases other office facilities on a month-to-month basis at $500 per month for its Moses Lake office, $800 per month for HQ server room, and $95 per month for storage facilities. The Company also leases from an unrelated party its Moses Lake server room for $200 per month on a month to month basis. All leases expire in less than one year. Although they have options to renew, there is no legally binding commitment to pay after one year and there is, therefore, no disclosure of future commitments necessary.

Rent expense was $17,395 and $19,713 in the three months ending April 30, 2006 and 2005, respectively.

Index

DONOBI, INC.
THREE MONTHS ENDED APRIL 30, 2006 and APRIL 30, 2005

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

Index

RECENT EVENTS

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

Index

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

SUBSEQUENT EVENTS (post 4/30/2006)

Effective May 15, 2006, we issued 22,500,000 shares of our Common Stock to six (6) overseas investors. Of these issued shares, 7,500,000 were issued to three (3) investors pursuant to the exercise of a "right" to receive one share of common stock upon the execution of a definitive Merger Agreement with Gotaplay Interactive, Inc. The balance of shares issued were so issued for aggregate proceeds of $150,000 ($.01 per share). This was the final issuance of our securities that were part of a $300,000 offering first reported in a Form 8-K filed with the SEC on or about March 20, 2006. However, the "right" included in the original Unit was not included in this sale as a result of the satisfaction of the condition subsequent relating to the execution of the aforesaid Merger Agreement. Instead of a Unit offering, we merely sold two shares of common stock rather than the Unit.

We also provided these investors with certain "piggyback" registration rights with respect to the issued shares.

We relied upon the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended, to issue these securities.

On May 16, 2006, the Company filed form 14C with the Securities and Exchange Commission, whereby we notified of action taken by written consent of our majority stockholders. The notification included that we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Gotaplay Interactive, Inc., a privately held Nevada corporation ("Gotaplay") based in Gig Harbor, Washington, to facilitate our acquisition of Gotaplay. The Company and Gotaplay will be merged into one company, with the Company remaining as the surviving corporation.

Pursuant to the terms Merger Agreement the Company will complete a Reverse Stock Split, resulting in 10,936,580 issued and outstanding shares of Common Stock. The Company will then acquire all of Gotaplay's issued and outstanding shares of common stock in consideration for 17,020,000 (post-Reverse Stock Split) "restricted" shares of the Company's Common Stock. There will then be 27,956,580 shares of Common Stock issued and outstanding on a post-Reverse Stock Split basis. The Company and Gotaplay will be merged into one company, with the Company remaining as the surviving corporation. This Merger (the "Merger") will be effected by authority of the Board of Directors of the Company and the written consent of the holders of a majority of the Company's Common Stock. As a result of the Merger, voting control of the Company will change and, except for Mr. William M. Wright, III, who will remain with the Company as Chief Operating Officer and Director, and Norm Johnson, who will remain with the Company as a director, the other current officers and directors of the Company will resign and will be replaced by Directors and Officers selected by Gotaplay's management (see "Directors and Executive Officers"). In addition, pursuant to the affirmative vote of the holders of a majority of the Company's issued and outstanding Common Stock, the Company's Articles of Incorporation will be amended to reflect a change in the name of the Company to "Gottaplay Interactive, Inc. (the "Amendment").

In addition, at the effective time of the Merger, options and warrants to purchase 2,557,000 shares of our common stock will be issued in exchange for Gotaplay stock options and warrants which will be cancelled in the Merger.

The Merger, Reverse Stock Split and the Amendment have been approved unanimously by our Board of Directors. Also, on March 20, 2006, holders of a majority of the shares of our Common Stock acted by written consent to approve the terms of the Merger, the Reverse Stock Split and the Amendment.

Index

DONOBI, INC.
THREE MONTHS ENDED APRIL 30, 2006 and APRIL 30, 2005

RESULTS OF OPERATIONS

Sales were $563,356 for the three months ended April 30, 2006 compared to sales of $587,571 for the three months ended April 30, 2005. This revenue decrease of 4% for the three months ended April 30, 2006 is attributed to a general attrition of customers out of the dial-up market.

Cost of sales was $218,002 for the three months April 30, 2006 compared to cost of sales of $267,788 for the three months ended April 30, 2005. This cost of sales decrease of 18% for the three months ended April 30, 2006 is attributed to an aggressive effort by management to reduce costs. Gross profit of 61% and 54%, for the quarters ended April 30, 2006 and 2005, respectively, increased by 7% due to efforts in cost of sales reductions between the quarters.

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

Expenses of $576,245 for the three months ended April 30, 2006 increased 33% from the similar period ended April 30, 2005 of $431,685 due to the following:

Salaries and related taxes for the three months ended April 30, 2006 totaled $213,858 compared to $241,288 in the prior quarter last year. The decrease is due to employee attrition and cut backs in staff.

Depreciation and Amortization for the three months ended April 30, 2006 totaled $47,151 compared to $29,443 in the prior quarter last year. The increase is attributable mainly to the amortization of the Hawaiian customer list.

Insurance consists of general business liability, auto, errors and omissions, and employee health insurance. Insurance costs accounted for $19,845 for the three months ended April 30, 2006, a 19% decrease compared to $24,653 for the prior quarter last year.

Other professional fees consists primarily of accounting service fees, other general business consulting fees, director fees, legal fees, conference, seminars and training. Professional fees and business consulting accounted for $192,920 for the three months ended April 30, 2006, a 400% increase compared to $38,482 for the prior quarter last year. There was $152,750 in common share value issued for services rendered in the fiscal quarter ending April 30, 2006.

Interest expense for the three months ended April 30, 2006, totaled $37,600 compared to $8,678 in the prior quarter last year.

Net loss for the three months ended April 30, 2006 was $(255,066) in comparison with $(119,105) for the three months ended April 30, 2005. The decrease in net loss was primarily attributable to the aforementioned increase in gross profit and increase in incurred expenses.

LIQUIDITY AND CAPITAL RESOURCES

Prior financing of operations was primarily though sales of equity securities. Our financing of operations to date has consisted of private sales of equity securities, loans from shareholders, loans from third parties, less cash flow used in operations. As of April 30, 2006, we had $25,237 in cash and net accounts receivable totaling $90,771.

Operating activities had a net usage of cash in the amount of $43,745 during the three months ended April 30, 2006 compared to $181,162 in the prior comparative period, reflecting mainly an excess of expenditures over revenues along with an increase in accounts payable and accrued expenses.

Index

Net cash provided by (used in) investing activities was $(13,556) for the three months ended April 30, 2006 as compared with net cash provided by investing activities of $(210,775) for the same period ended April 30, 2005. The decrease in cash used was primarily attributable to the fact there were no intangible asset acquisitions in the current period compared to the previous period.

Net cash provided by financing activities was for the three months ended April 30, 2006 was $61,536 as compared with net cash provided by financing activities of $351,477 for the three months ended April 30, 2005. The decrease is attributable to the stock sold to investors during the three months ended April 30, 2006.

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

Our cash position increased to $25,237 at April 30, 2006 from the $21,002 at January 31, 2006. The increase was attributable to the reasons mentioned directly above. We, however, continue to maintain a reasonable cash reserve. Retained deficit increased to $(4,295,262) at April 30, 2006 from $(4,040,197) since January 31, 2006 due to the net loss of $255,066.

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

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

    As of the end of the period covered by this quarterly report on Form 10-QSB, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, William Wright III ("CEO") and William Wright III (CFO), our Acting Chief Financial Officer. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

Index

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

Index

DONOBI, INC.
THREE MONTHS ENDED APRIL 30, 2006 and APRIL 30, 2005

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

Item 2. Changes in Securities

During the three months ended April 30, 2006, we issued 615,000 common shares to consultants for services rendered and 450,000 to directors during the three months ended April 30, 2006. Additionally, 3,000,000 shares were issued to retire debt obligations.

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

Index

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

On March 15, 2006, the Company loaned $50,000 to Gotaplay with whom it plans to merge as discussed above.  The loan is evidenced by a 180 day, 8.0%, unsecured promissory note. In addition, on April 7, 2006, the Company loaned $8,000 to Gotaplay with whom it plans to merge.  The loan is evidenced by a 180 day, 6.0%, unsecured promissory note.

Forms 8-K and related exhibits thereto are incorporated by reference.

(b) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive & Financial Officer

--Signature page follows--

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.

DONOBI, INC. (Registrant)

Date: June 12, 2006	By:	/s/ William Wright III
William Wright III President and Chief Executive Officer And Acting Chief Financial Officer (Principal Executive and Financial Officer)