Form 10KSB
period 2006-09-30
Gottaplay Interactive, Inc.
filed 2007-01-12
CIK 831232

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  UNITED STATES
                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE FISCAL YEAR ENDED: September 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO __________________


                        COMMISSION FILE NUMBER 33-20783-D

                           GOTTAPLAY INTERACTIVE, INC.
                 (Name of Small Business Issuer in Its Charter)

               NEVADA                                    20-1645637
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization                    Identification No.)



                  3226 ROSEDALE STREET, SUITE 200
                         GIG HARBOR, WA                   98335
               (Address of principal executive offices) (Zip Code)

                                 (253) 853-4145
              (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act: None

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

   The Registrant's revenue for its most recent fiscal year:  $464,531.

   The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of January 11, 2007 on the OTC Bulletin Board, was: $41,738,214.

   As of January 11, 2007 there were 30,806,690 shares of the Registrant's common stock outstanding.

   DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Annual Report on Form 10-KSB.

                               TABLE OF CONTENTS

   ITEM 1.   DESCRIPTION OF BUSINESS.....................................................................4
   ITEM 2.   DESCRIPTION OF PROPERTY....................................................................22
   ITEM 3.   LEGAL PROCEEDINGS..........................................................................22
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................23

PART II.................................................................................................23

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................23
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......25
   ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS..........................................................32
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......32
   ITEM 8A.  CONTROLS AND PROCEDURES....................................................................33
   ITEM 8B.  OTHER INFORMATION..........................................................................33

PART III................................................................................................33

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..........................................33
   ITEM 10.  EXECUTIVE COMPENSATION.....................................................................36
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
             MATTERS....................................................................................36
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................37
   ITEM 13   EXHIBITS...................................................................................37
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................................................37

SIGNATURES..............................................................................................39

PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

   Gottaplay Interactive, Inc. (the "Company") was formed in Nevada in July 2004 under the name of Donobi, Inc. and is the successor to H-NET.NET, Inc., which was formed under the laws of Colorado in May 1986. On July 24, 2006, pursuant to a Merger Agreement (the "Agreement"), Gotaplay Interactive, Inc. ("Gotaplay"), a privately held Nevada corporation, merged with Donobi, Inc. In accordance with the Agreement, the Registrant (a) completed a one for 6 reverse stock split; (b) issued 17,744,618 post-reverse split shares of common stock to the former stockholders of Gotaplay; (c) amended the Articles of Incorporation by changing the name of the Registrant from Donobi, Inc. to Gottaplay Interactive, Inc.; and, (d) except for William M. Wright, III and Norm Johnson, the directors of the Registrant resigned and the three former directors of the Gotaplay were elected to the board of directors of Registrant. As a result of the Merger, voting control changed and, except for Mr. William M. Wright, III, who remained as Chief Operating Officer, the other current officers resigned and were replaced by Officers selected by Gotaplay's management (see "Directors and Executive Officers")

   Upon consummation of the Merger we assumed all of the business operations of Gotaplay to include their assets, their debts and their commitments, such as leases and consultant agreements. We now operate two divisions, one division for our Internet connectivity and one division for the video game subscriptions and rentals.

   Gottaplay Interactive, Inc.'s primary business division is on-line video game rental subscriptions dedicated to providing customers a quality rental experience through our web site, www.gottaplay.com. The service is an alternative to store based gaming rentals. We currently provide rental services to our subscribers, and we plan to offer the option to purchase new or used video game titles at a discounted price. We seek to provide customers with a large selection of video game rental choices on a monthly subscription basis. Customers can sign-up via the web page to rent and/or buy video games of their choice. The titles are then shipped to the customer via first class mail once they have made their selection(s). Active subscribers can retain the games for an indefinite amount of time as long as they are active paying subscribers. Customers can exchange their selections at anytime by returning their game(s) in the pre-paid and pre-addressed package provided.

   Our other division (DBA Donobi) operates as an Internet service provider ("ISP") with operations in Washington, Oregon, and Hawaii, offering Internet connectivity to individuals, multi-family housing, businesses, organizations, educational institutions and government agencies. We provide high quality, reliable and scalable Internet access, web hosting and development, equipment co-location, and networking services to underserved rural markets. Our overall strategy is to become the dominant Internet service provider for residents and small to medium-sized businesses within rural and semi-rural areas in the United States. Our current focus is within the states of Washington, Oregon and Hawaii.

   We are headquartered at 3226 Rosedale Street, Suite 200, Gig Harbor, Washington 98335 and our telephone number is (253) 853-4145. We also maintain Internet sites on the World Wide Web ("WWW") at WWW.GOTTAPLAY.COM and WWW.DONOBI.COM. Information contained on our Web sites is not and should not be deemed to be a part of this Form 10-KSB.

INDUSTRY OVERVIEW

   ONLINE VIDEO GAME RENTAL SERVICES

   According to 2003 Annual Report from the Video Software Dealers Association ("VSDA"), for the year 2002, total rentals accounted for $721.6 million in sales at video stores in the U.S., up 13.9% from $633.9 million in 2001. A total of
162.9 million "turns" or actual rentals was up 6.3% from 153.2 million turns the previous year. The VSDA says that video chains and even many independent stores are bullish on the medium, and leading distributor Ingram Entertainment reports that the average video rental store makes 10% of its revenue now from games, with some chains now getting up to 25%. (Information obtained from Electronic Gaming Business, August 27, 2003) All industry indications point to an increase in availability and usage of electronic video games.

ISP OPERATIONS

   The ISP industry has experienced a great deal of consolidation over the past couple years. The top ISP's in the nation (by size) has increased its customer share 75% of overall subscribers (Alex Goldman, "Top 22 U.S. ISPs by Subscriber:
Q3 2006," ISP-Planet, 28 December 2006,
WWW.ISP-PLANET.COM/RESEARCH/RANKINGS/USA.HTML). Many smaller ISPs, which make up the other 25%, are surviving by branching out into other services and by dealing with rural areas overlooked by the national access providers. These other services include web design and hosting, network consulting, and hardware reselling and leasing, and Voice over IP.

   According to ISP-Planet, AOL is still the largest consumer ISP in the U.S., however, their market share has reversed trend and only represents 16.3% of the market compared with 26.1% of the market in Q1 2004. Broadband providers (cable and DSL), such as Comcast and SBC, have bumped the other national ISP's from the very top of the list and are threatening to overtake AOL.

   The smaller, local ISP's have historically relied on higher customer satisfaction ratings as one of their service differentiators. With always on connections becoming the norm, the need for customer support for connectivity has begun to decrease, and thus the marginal difference in services has nearly disappeared. As more and more subscribers migrate to faster broadband connections, the increased churn rates for ISP's at all levels will continue.

   Our ISP division is currently organized into three major parts that are closely integrated for maximum customer support and service. The three elements are: (i) Internet Services, consisting principally of ISP, mail accounts, web site design and hosting, electronic commerce, database design, consulting, implementation, and reporting services; (ii) Shared Tenant Services, consisting principally of multi-user broadband access, wireless technology, and wide area networking; and (iii) DONOBi Fiber, consisting principally of fiber optic connectivity, digital audio and video, video on demand and internet telephone service.

   We will continue to leverage our customer support center to expand our Gottaplay services. Future offerings will include the bundling of services between our broadband offering, our game rental division, and those of future business targets.

TRENDS AND DEVELOPMENTS

   The two merged operations are both internet-based, one (our ISP business) targeting businesses and private consumers, and the new division of on-line video game rentals targeting primarily the private consumer. We believe the growing customer base of on-line video game customers will increase substantially over the next twelve months, while a slight decrease is expected for our ISP customers from within our existing localities. We have not planned any expansion to other localities for the ISP division. Also, we have not planned any increases to the existing respective rates for either service during the next twelve months. Our ISP revenues are fairly consistent from month to month.

ONLINE VIDEO GAME RENTAL SERVICES

   The "on-line video game rental" market is increasing, as more Internet users become used to the Internet as a primary venue for spending their entertainment dollars and accessing websites to service their needs. This trend can be documented with the increasing popularity of online movie rentals shipped via the US Postal Service. Consumers are now finding the use of the Internet to facilitate instant, convenient and secure access to various and affordable services and products, and not spend their valuable time in their vehicle to pick up and return a product, such as video game. Delivery of these products is to their front door via the United States Postal Service ("USPS"). This type of delivery service is expected to grow substantially over the next several years due its convenience and cost savings to the end user, our video game subscriber/customer.

   The video game division's known external market trends have been limited due to the fact that the business in which we operate is an emerging segment within the online industry. However, these trends are generally limited to competition from well established retailers and newly formed online game disc rental companies. There may be a negative impact to our operations due to the seasonal availability of popular game titles, and therefore, revenues and inventory costs tend to increase during the latter part of the calendar year due to the holiday season. In anticipation of this seasonal adjustment additional inventory may be needed to accommodate these requirements of the increased volume of business, we will require additional capital by August, 2007. We believe that there could be a negative impact on the operations of our company due to a lack of titles from certain suppliers. In addition, the introduction of new gaming platforms can create scarcity of game titles resulting in subscriber dissatisfaction and higher costs associated with the limited available titles. Certain games may not be available due to high consumer demand of a specific title or a lack of the required capital to purchase enough units of high demand games to fill customer requests. If we are not successful in raising the capital or establishing a credit line, these purchases, more likely than not, will not meet our projections and the anticipated margins from the video game division.

   ISP OPERATIONS

   There is a distinct trend of consumers to switch from a dial-up connection to the broadband or DSL connection to the Internet. Our dial-up subscriber base as a whole has continued to experience attrition, as has been the experience of other local, regional, and national full service providers of this service. We believe this trend will continue as high-speed connectivity becomes more available. Over the next 12-month period, we expect to experience continued net losses of our dial-up customers, yet we also expect to see net gains in our broadband customers over this same period of time. While we will continue efforts to convert our existing dial-up customers to our broadband products, there is no assurance that the overall change will be positive. In fact, based on other competing broadband products, such as cable Internet, we would expect the net effect of these customers to be negative.

   In order to compensate for the loss of revenue from the dial up customer attrition, we have planned to diversify our product mix and become less reliant on the changes in the Internet connectivity market. Part of that shift is to expand our IT Services department. The next twelve months should see a shift in the percentage of our business revenues coming from business relationships with customers as we offer additional networking services, web design and development of new internet based products, such as the on-line video game rentals from our newly merged division.

BUSINESS OVERVIEW

   ONLINE VIDEO GAME RENTAL SERVICES

   In the United States, we are providing subscribers monthly access to a comprehensive library of gaming titles. We have multiple subscription plans, which allows subscribers to have one to three titles out at the same time with no due dates, late fees or shipping charges for plans ranging from $12.95 to $28.95 per month. Subscribers can receive an unlimited amount of titles in a month. In addition to its standard plan, we offer other service plans with different price points that allow subscribers to keep either fewer or more titles at the same time. Aided by our subscriber rating system, subscribers select titles on our web site, receive them by first-class mail, which are returned by them at their convenience using our prepaid mailers. Once a title has been returned, we mail the next available title in the subscriber's queue.

   We utilize proprietary technology developed internally to manage the processing and distribution of our comprehensive library of games from its network of Distribution Centers (" DC's") nationwide. Game Distribution Software ("GDS") is a network of administrative functions including Order Fulfillment, Inventory Forecasting and Procurement, Inventory Control, Billing and Customer Service. Through our GDS network, distribution centers can communicate with each other to determine which games can be sent out to subscribers enabling maximum usage of on hand inventory throughout the entire company, which in turn reduces the amount of inventory purchases that we need to make. The software has an automated process of tracking and routing titles to and from each of our DC's and allocates order responsibilities among them. Our proprietary GDS software provides us with the opportunity to scale up our operation at any given time.

   Through several pilot marketing programs conducted over the last 12 months, we expect our subscriber base will experience rapid growth. This is due, primarily, to the rapid consumer adoption of console game players, our comprehensive library of titles, timely delivery of games to the subscriber, effective web and affiliate marketing programs and excellent customer service.

   Currently, we promote our service to consumers through various marketing and advertising programs, such as online promotions. To date, this has been our main source of marketing. However, television advertising, magazine and newspaper insertions, college campus alliances, grocery and pharmacy chain marketing, and the development of strategic relationship with leading game console manufacturers and promotions with other third parties will be implemented upon the funding of the business. These programs are designed to encourage consumers to subscribe to our service, which includes a trial period. At the end of the trial period, subscribers are automatically enrolled as paying subscribers, unless they cancel their subscription. Approximately 74 percent of trial subscribers become paying subscribers. All paying subscribers are billed monthly.

   The video game division stocks almost every title available on games disks, excluding adult content. We seek to establish revenue sharing relationships with more than twenty gaming developers and wholesale distributors.

   Games are shipped throughout the United States. We currently have nine distribution centers located throughout the United States; however, games can still take up to five days to reach subscribers. This is generally a barrier to adding or retaining subscribers. However, we have several strategic partners that will offer a substantially flexible distribution network, which will give us several more strategically located distribution points throughout the United States. These distribution centers will allow us to provide the delivery and return service to our subscribers generally in one to two days.

   We are focused on growing our subscriber base and revenues and utilizing our proprietary technology to minimize operating costs. The technology is extensively employed to manage and integrate this division, including a website interface, order processing, fulfillment operations and customer service. We believe our technology also allows us to maximize the library utilization and to run the fulfillment operations in a flexible manner with minimal capital requirements.

   All of the video game rental revenues are generated in the United States, and substantially all the revenues are derived from monthly subscription fees.

GOTTAPLAY'S WEB SITE--WWW.GOTTAPLAY.COM.

   We have applied substantial resources to plan, develop and maintain proprietary technology to implement the features of our web site, such as subscription account signup and management, inventory optimization, overall subscriber satisfaction, and customer support. The software is written in a variety of programming languages and runs on industry standard platforms.

   We believe our dynamic software optimizes subscriber satisfaction and management of the library by allowing each subscriber to view its current queue and rental history, as well as current inventory levels and real-time availability. The proprietary software also enables subscribers to prioritize their selections. In addition, the proprietary game search engine indexes its extensive library by title, genre, developer and publisher among others.

   The proprietary software has been developed keeping scalability at its core. Expanding operations, including the roll-out of new distribution centers can be done with ease and in the most effective manner of time requiring the least amount of resources. The software has enabled the network of distribution centers across the country to communicate with one another in a real-time environment resulting in optimum levels of operation, delivery and customer satisfaction. Inventory levels can be viewed by all distribution centers by using the software. We are currently in its last stage development of the purchasing application which uses proprietary algorithms to determine optimum level of inventory purchases resulting in managed inventory procurement.

   The Gottaplay account signup and management tools provide an easy to use subscriber interface familiar to online shoppers. We will be integrating a real-time postal address validation to help subscribers enter correct postal addresses and to determine the additional postal address fields required to assure speedy and accurate delivery. We use an online credit card authorization service to help the subscribers avoid typographic errors in their credit card entries. These features help prevent fraud and subscriber disappointment resulting from failures to initiate a trial subscription.

   Throughout the website, we have extensive measurement and testing capabilities, allowing us to continuously optimize our website for our needs as well as those of our subscribers. We use random control testing extensively.

   Our website is run on hardware and software co-located at a service provider offering reliable network connections, power, air conditioning and other essential infrastructure. We manage the website 24 hours a day, seven days a week. We utilize a variety of proprietary software, freely available and commercially supported tools, integrated in a system designed to rapidly and precisely diagnose and recover from failures. We conduct upgrades and installations of software in a manner designed to minimize disruptions to its subscribers.

MERCHANDIZING

   All subscribers and site visitors are given many opportunities to rate titles. We also provide ratings, reviews and third party recommendations to assist them with selecting and prioritizing their queue. The game rating service is used to help subscribers compare rating and recommendations from our online shared community of gamers, as well as our Content on Demand service, to further assist in the selection process of renting games. Reviews, ratings and discussions are compiled through our online share3ed gaming community and then displayed on our website for use by our subscribers. Content on Demand is an exclusive service offered to our subscribers, which provides subscribers with reviews, screenshots, trailers, and industry ratings.

   We also provide subscribers with decision support information about each title in its library. This information includes:

o    Factual data, including rating, special game features and screen formats;

o    Editorial perspective,  including plot synopses,  game trailers and reviews
     written  by  our  editors,   third  parties  and  by  other   Gottaplay.com
     subscribers; and

MARKETING

   The video game rental division has multiple marketing channels through which we attract subscribers to this service. Online advertising is the largest source of new subscribers. We advertise the service online through paid search listings, permission based e-mails, banner ads, and text on popular web portals and other websites. In addition, we have an affiliate program whereby we make available web-based banner ads and other advertisements that third parties may retrieve on a self-assisted basis from our web site. Third parties that place their advertisements and generate online subscriber referrals and are generally paid a cash bounty for each subscriber referred to us, with no minimum or maximum amounts for which we are liable.

   We believe the paid marketing efforts will significantly enhance word-of-mouth advertising, subscriber referrals and active public relations programs. During 2006, online and word-of-mouth advertising accounted for approximately 95 percent of all new trial subscriber acquisitions.

   We will also market through an aggressive offline retail program through gift card subscriptions. The cards will be sold at grocery, pharmacy and other mass merchants. A commission will be paid on each sale to the participating retailer. We intend to work with a number of other channels on an opportunistic basis. We also intend to develop relationships with leading consumer electronics and video retailers, which involve a variety of promotional efforts using point-of-sale materials, stickers on product packaging and other items to promote "Gottaplay.com" in their stores and those of their subsidiaries. In addition, and contingent on the securing of proper financing, we will launch television advertising campaigns in select markets beginning in the second quarter of 2007.

SUPPLIERS

   We will acquire inventory either through revenue sharing agreements or direct purchases from distributors, wholesalers and manufacturers. Under the anticipated revenue sharing agreements with game developers and distributors, we generally would obtain titles for a low initial cost in exchange for a commitment to share a percentage of the subscription revenues for a defined period of time. After the revenue sharing period expires, the agreements generally grant us the right to acquire the title for a minimal cost. Currently, the inventory has been by direct purchases from distributors and wholesalers.

FULFILLMENT OPERATIONS

   We currently stock more than 3,446 titles. We have allocated resources for the development, maintenance and testing of the proprietary technology that helps us manage the fulfillment of individual orders and the integration of our web site, transaction processing systems, fulfillment operations, inventory levels and coordination of the distribution centers.

   With nine full scale distribution centers, we believe the added distribution centers allow us to improve the subscription experience for subscribers by shortening the transit time for the games through the U.S. Postal Service. Our mission is to continuously improve on the delivery transit time to each subscriber resulting in less attrition and greater subscriber retention. We continue to work closely with the United States Postal Service in an effort to improve the operations and to reach the near term goal of providing one-day delivery service to approximately 45 percent of the U.S. population or 60% of the subscriber base. Our goal is to gradually increase one-day coverage as we roll out additional distribution centers (based on subscriber concentration) to meet the growing demand.

CUSTOMER SERVICE

   We believe our ability to establish and maintain long-term relationships with subscribers depend, in part, on the strength of our customer support and service operations. We encourage and utilize frequent communication with and feedback from the subscribers in order to continually improve the web site and our service. Our customer service center is open seven days a week. We primarily utilize e-mail to proactively correspond with subscribers. We also offer phone support for subscribers who prefer to talk directly with a customer service representative. This division will focus on eliminating the causes of customer support calls and automating certain self-service features on the web site, such as the ability to report and correct most shipping problems.

COMPETITION

   The market for in-home video game entertainment is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple in-home game entertainment providers and can easily shift spending from one provider to another. For example, consumers may rent a game from Blockbuster, buy a game from Wal-Mart and subscribe to Gottaplay, or some combination thereof, all in the same month.

   Game rental outlets and retailers with whom we compete include Blockbuster, Hollywood Entertainment, Amazon.com, Wal-Mart Stores and Best Buy. We believe our scalable business model, the subscription service with home delivery and access to our comprehensive library of more than 3,446 titles compete favorably against traditional game rental outlets.

   We also compete against other online game subscription services, such as GameFly.com and NumbThumb.com among others.

   Online video gaming (OVG) has received considerable media attention recently. Within a few years, we believe OVG will become widely available to Internet enabled game consoles subscribers. OVG carries as many titles as can be effectively merchandized on a game console platform, which we believe to be generally up to 100 recent releases. For consumers who primarily want the latest big releases, OVG may be a convenient distribution channel. We believe this strategy of developing a large and growing subscriber base and the ability to personalize the library to each subscriber by leveraging the extensive database of user preferences, also positions us favorably, to provide digital distribution of filmed entertainment as that market develops. We will also begin to enter the OVG market in 2007 offering gaming servers to allow gamers to play each other over the Internet.

INTELLECTUAL PROPERTY

   We use a combination of copyright, trade secret laws and confidentiality agreements to protect our proprietary intellectual property. We intend to aggressively register the trademark for the "Gottaplay.com" name and copyrights on the content of our web site. We intend to file applications for additional trademarks as well.

   Enforcement of intellectual property rights is costly and time consuming. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. It is uncertain if and when patent and trademark applications may be allowed and whether they will provide us with a competitive advantage.

   From time to time, we may encounter disputes over rights and obligations concerning intellectual property. We believe our service offering does not infringe the intellectual property rights of any third party. However, there can be no assurance that we will prevail in any intellectual property dispute.

EMPLOYEES

   As of September 30, 2006, the video rental division has five full-time employees/officers. Three of these employees are engaged in sales, marketing and operations, and, two are engaged in finance and administration. None of the employees are represented by a labor union or a collective bargaining agreement. We consider our relations with these employees to be good.

   In addition, we use the services of contract labor provided by personnel agencies, along with eight independent consultants.

GOVERNMENT REGULATION

   There are currently few laws or regulations directly governing access to, or commerce upon, the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services.

   Such legislation could dampen the growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium, and could, thereby, have a material adverse effect on our business, results of operations and financial condition. Other nations, such as Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. In addition, several connectivity carriers are seeking to have connectivity over the Internet regulated by the Federal Communications Commission in the same manner as other connectivity services. For example, America's Carriers Connectivity Association has filed a petition with the Commission for this purpose. In addition, because the growing popularity and use of the Internet has burdened the existing connectivity infrastructure and many areas with high Internet use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the Commission to regulate Internet service providers and online service providers, in a manner similar to long distance telephone carriers and to impose access fees on these service providers. If either of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet, which could in turn decrease the demand for our products.

   Also, it is possible that laws will be adopted or current laws interpreted in a manner to impose liability on online service providers, such as us, for linking to third party content providers and other Internet sites that include materials that infringe copyrights or other rights of others. Such laws and regulations if enacted could have an adverse effect on our business, operating results and financial condition. Moreover, the applicability to the Internet upon the existing laws governing issues such as property ownership, copyright defamation, obscenity and personal privacy is uncertain, and we may be subject to claims that our services violate such laws. Any such new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on our business, operating results and financial condition.

   ISP OPERATIONS

   CUSTOMER SERVICE

   We currently provide customer service and technical support directly to our customers (versus outsourcing). We view customer service as one of the most important components of our business and pride ourselves on a high quality and responsive customer service department. In addition to customer service for our ISP customers, we provide the base support for the game rental division.

   COMPETITION

   Our current and prospective competitors include many large companies that have substantially greater market presence, financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

   Established national online services, such as AOL, MSN, Comcast and United Online; local and regional ISPs; national telecommunications companies; regional bells operating broadband providers such as cable providers and utility companies; and local and long distance telephone companies, such as Bell South, Verizon and SBC Communications.

   The Technology Network (TechNet), a national network of CEO's from the nation's leading technology companies has set out a series of objects to support and encouraged the government "...to make broadband a national priority and to set a goal of making an affordable 100-megabits per second broadband connection available to 100 million American homes and small businesses by 2010....with a potential impact of $500 billion on the United States economy... true broadband is the key to the next generation of communications and Internet services."(6) WWW.IDCRESEARCH.COM President Bush emphasized, "in order to make sure the economy grows, we must bring the promise of broadband technology to millions of Americans." A large part of this growth will occur in outlying areas.

INTELLECTUAL PROPERTY

   We do not have any registered trademarks. We utilize the trade names: DONOBi, Inc; DONOBi.com; DONOBi HotSpot; Velociti; DONOBi DSL; KOA Internet, Inc.; and Hawaiian.net.

MARKETING

   Our marketing for Internet services has consisted of direct marketing, community event advertising, print ads, and radio advertising. Future advertising will consist of bundling of services with other divisions within the corporation for added value to the customer.

SUPPLIERS

   Our primary suppliers are larger telecommunications companies (Qwest and Sprint/Embarq) that provide DSL connectivity and T1 lines; local Public Utility Districts that supply us with Fiber to the Home connections; and wholesale dial up aggregators that supply a portion of our dial up phone connections to the Internet. While we rely on each of these to provide service to us, for us to in turn service our customers, no single supplier would affect all the customers.

EMPLOYEES

   As of the date of this Report, we have 12 employees. Our employees are distributed as: 2 Accounting, 2 Customer Service, 4 Technical, 2 IT Services, and 2 Management. Our operations are non-union. There has been no history of labor strikes or unrest at any of our facilities. We believe that our relationship with our employees is satisfactory. In addition, management believes that the available labor force in the geographic areas where our facilities are located are sufficient to support current operations anticipated over the next 12 months.

BOARD MEMBERS AND KEY MANAGEMENT POSITIONS

   Our board of directors consists of John P. Gorst, M. Carroll Benton, Mark Levin, William Wright, III and Norm Johnson.

   Our executive officers are:

o  John P. Gorst, Chief Executive Office and Chairman of the Board
o M. Carroll Benton, Chief Financial Officer, Chief Administrative Officer, Secretary, Treasurer and Director
o  William Wright, III, Chief Operations Officer and Director
o  Asra Rasheed, President

RISK FACTORS

   The actual results of the combined company may differ materially from those anticipated in these forward-looking statements. Donobi and Gottaplay will operate as a combined company in market environments that are difficult to predict and that involve significant risks and uncertainties, many of which will be beyond the combined company's control. Additional risks and uncertainties not presently known to us, or that are not currently believed to be important to you, if they materialize, also may adversely affect the combined company.

    RISKS RELATING TO OUR BUSINESS

   GOTTAPLAY HAS NOT HAD AN OPERATING PROFIT SINCE ITS INCEPTION. CONTINUING LOSSES MAY EXHAUST OUR CAPITAL RESOURCES AND FORCE US TO DISCONTINUE OPERATIONS.

   Through September 30, 2006, Gottaplay has incurred cumulative losses of $2,771,749. We cannot assure you that following the acquisition of Gotaplay we will achieve profitability in the immediate future or at any time.

   WE HAVE HAD SIGNIFICANT WORKING CAPITAL DEFICITS, WHICH MAKES IT MORE DIFFICULT TO OBTAIN CAPITAL NECESSARY FOR OUR OPERATIONS, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR FUTURE BUSINESS.

   As of September 30, 2006, we had a working capital deficit of $2,639,074. If all of the current liabilities were to become due at the same time, we would not be able to pay them in full, which most likely would have a material negative impact on our business and future prospects.

   We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant subscriptions for our game rentals over the Internet. Our possible success is dependent upon the successful development and marketing of our web site and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. If will we need additional financing, however there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations and external sources would require us to curtail or cease operations. Any additional equity financing will involve substantial dilution to our then existing shareholders.

   IF OUR EFFORTS TO ATTRACT GAME RENTAL SUBSCRIBERS ARE NOT SUCCESSFUL, OUR REVENUES WILL BE AFFECTED ADVERSELY.

   We must continue to attract and retain subscribers. We typically retain approximately 74.7% of our new customers from the trial to membership phase. We typically retain approximately 71.1% of our customers after one month of membership, 68.4% after two months of membership and 65.7% after three months of membership. Thereafter, we lose approximately 2.7% each month of our new customers. To succeed, we must continue to attract a number of subscribers who have traditionally used game retailers, and game rental outlets. Our ability to attract and retain subscribers will depend in part on our ability to consistently provide our subscribers a high quality experience for selecting, receiving, playing and returning titles. If consumers do not perceive our service offering to be of quality, or if we introduce new services that are not favorably received by them, we may not be able to attract or retain subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract new subscribers, and as a result, our revenues will be affected adversely.

   IF WE EXPERIENCE EXCESSIVE RATES OF SUBSCRIBER CHURN, OUR REVENUES AND BUSINESS WILL BE HARMED.

   We must minimize the rate of loss of existing subscribers while adding new subscribers. We typically retain approximately 74.7% of our new customers from the trial to membership phase. We typically retain approximately 71.1% of our customers after one month of membership, 68.4% after two months of membership and 65.7% after three months of membership. Thereafter, we lose approximately 2.7% each month of our new customers. Subscribers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, delivery takes too long, the service is a poor value and customer service issues are not satisfactorily resolved. We must continually add new subscribers both to replace subscribers who cancel and to grow our business beyond our current subscriber base. If too many of our subscribers cancel our service, or if we are unable to attract new subscribers in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate replacing these subscribers with new subscribers.

   IF WE ARE UNABLE TO OFFSET INCREASED DEMAND FOR GAMES WITH INCREASED SUBSCRIBER RETENTION OUR OPERATING MARGINS AND OUR OPERATING RESULTS MAY BE AFFECTED ADVERSELY.

   Subscribers to our service can play as many games as they want every month and, depending on the service plan, may have out between one and three games at a time. With our use our nine DC's and our proprietary GDS, we have reduced the transit time of games. As a result, our subscribers have been able to exchange more titles each month, which has increased our operating costs. As we establish additional DC's or further refine our distribution process and GDS, we may see a continued increase in usage by our subscribers. If our subscriber retention does not increase or our operating margins do not improve to an extent necessary to offset the effect of increased operating costs, our operating results will be adversely affected.

   In addition, subscriber demand for games may increase for a variety of other reasons beyond our control, including promotion by manufacturers, the introduction of new gaming platforms and the scarcity of the most popular games. Our subscriber growth and retention may be affected adversely if we attempt to increase our monthly subscription fees to offset any increased costs of acquiring or delivering games.

   IF OUR SUBSCRIBERS SELECT TITLES THAT ARE MORE EXPENSIVE FOR US TO ACQUIRE AND DELIVER MORE FREQUENTLY, OUR EXPENSES WILL INCREASE.

   Certain games cost us more to acquire depending on the source from whom they are acquired and the terms on which they are acquired. If subscribers select these games more often on a proportional basis compared to all games selected, then game acquisition expenses could increase, and our gross margins could be adversely affected.

   ANY SIGNIFICANT DISRUPTION IN SERVICE ON OUR WEB SITE OR IN OUR COMPUTER SYSTEMS COULD RESULT IN A LOSS OF SUBSCRIBERS.

   Subscribers and potential subscribers access our service through our Web site, where the game selection process is integrated with our delivery processing systems and software. Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance of our Web site, network infrastructure and fulfillment processes. Interruptions in these systems could make our Web site unavailable and hinder our ability to fulfill selections. Service interruptions or the unavailability of our Web site could diminish the overall attractiveness of our subscription service to existing and potential subscribers.

   Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Any attempts by hackers to disrupt our Web site service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. We do not have an insurance policy that covers expenses related to direct attacks on our Web site or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Any significant disruption to our Web site or internal computer systems could result in a loss of subscribers and adversely affect our business and results of operations.

   Our servers utilize a number of techniques to track, deter and thwart attacks from computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. We currently use both hardware and software to secure our systems, network and, most importantly, our data from these attacks. This includes several layers of security in place for our protection and that of our member's data. We also have procedures in place to ensure that the latest security patches and software are running on our servers
- thus maintaining another level of security.

   IF GOVERNMENT REGULATION OF THE INTERNET OR OTHER AREAS OF OUR BUSINESS CHANGES OR IF CONSUMER ATTITUDES TOWARD USE OF THE INTERNET CHANGE, WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS, OR INCUR GREATER OPERATING EXPENSES.

   The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

   The manner in which Internet and other legislation may be interpreted and enforced cannot be precisely determined and may subject either us or our customers to potential liability, which in turn could have an adverse effect on our business, results of operations and financial condition. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet could decrease the demand for our subscription service and increase our cost of doing business.

   In addition, if consumer attitudes toward use of the Internet change, consumers may become unwilling to select their entertainment online or otherwise provide us with information necessary for them to become subscribers. Further, we may not be able to effectively market our services online to users of the Internet. If we are unable to interact with consumers because of changes in their attitude toward use of the Internet, our subscriber acquisition and retention may be affected adversely.

   IF OUR EFFORTS TO BUILD STRONG BRAND IDENTITY AND IMPROVE SUBSCRIBER SATISFACTION AND LOYALTY ARE NOT SUCCESSFUL, WE MAY NOT BE ABLE TO ATTRACT OR RETAIN SUBSCRIBERS, AND OUR OPERATING RESULTS WILL BE AFFECTED ADVERSELY.

         The Gottaplay brand is young, and we must continue to build strong brand identity. To succeed, we must continue to attract and retain a number of owners of video game players who have traditionally relied on store-based rental outlets and persuade them to subscribe to our service through our Web site. We may be required to incur significantly higher advertising and promotional expenditures than we currently anticipate attracting numbers of new subscribers. We believe that the importance of brand loyalty will increase with a proliferation of game subscription services and other means of distributing games disks. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers will be affected adversely.

   IF WE ARE UNABLE TO MANAGE THE MIX OF SUBSCRIBER ACQUISITION SOURCES, OUR SUBSCRIBER LEVELS MAY BE AFFECTED ADVERSELY AND OUR MARKETING EXPENSES MAY INCREASE.

   We utilize a mix of incentive-based and fixed-cost marketing programs to promote our service to potential new subscribers. We obtain a portion of our new subscribers through our online marketing efforts, direct links and our active affiliate program. While we opportunistically adjust our mix of incentive-based and fixed-cost marketing programs, we attempt to manage the marketing expenses to come within a prescribed range of acquisition cost per subscriber. To date, we have been able to manage our acquisition cost per subscriber; however, if we are unable to maintain or replace our sources of subscribers with similarly effective sources, or if the cost of our existing sources increases our subscriber levels may be affected adversely and our cost of marketing may increase.

   IF WE ARE UNABLE TO CONTINUE USING OUR CURRENT MARKETING CHANNELS, OUR ABILITY TO ATTRACT NEW SUBSCRIBERS MAY BE AFFECTED ADVERSELY.

   We may not be able to continue to support the marketing of our service by current means if such activities are no longer available to us or are adverse to our business. In addition, we may be foreclosed from certain channels due to competitive reasons. If companies that currently promote our service decide to enter our business or a similar business, we may no longer be given access to such channels. If the available marketing channels are curtailed, our ability to attract new subscribers may be affected adversely.

   IF WE ARE UNABLE TO COMPETE EFFECTIVELY, OUR BUSINESS WILL BE AFFECTED ADVERSELY.

   The market for in-home gaming products is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple in-home entertainment providers and can easily shift spending from one provider to another. For example, consumers may rent a game from Blockbuster, buy a game from Wal-Mart and subscribe to our service, or some combination thereof, all in the same month. Competitors may be able to launch new businesses at relatively low cost. Game rentals represent only one of many existing and potential new technologies for playing games. If we are unable to successfully compete with current and new competitors and technologies, we may not be able to achieve adequate market share, increase our revenues or achieve profitability. Our principal competitors include, or could include:

o  Game rental outlets, such as Blockbuster and Hollywood Entertainment;
o  Game retail stores, such as Best Buy, Wal-Mart and Amazon.com;
o  Subscription game rental services, such as GameFly and GameznFlix; and
o  Online game sites, such as Rcade.com

   Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing and Web site and systems development than we do. The growth of our online subscription business since our inception may attract direct competition from larger companies with significantly greater financial resources and national brand recognition. Increased competition may result in reduced operating margins, loss of market share and reduced revenues. In addition, our competitors may form or extend strategic alliances with manufacturers and distributors that could adversely affect our ability to obtain titles on favorable terms.

   IF WE EXPERIENCE DELIVERY PROBLEMS OR IF OUR SUBSCRIBERS OR POTENTIAL SUBSCRIBERS LOSE CONFIDENCE IN THE US MAIL SYSTEM, WE COULD LOSE SUBSCRIBERS, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

   We rely exclusively on the U.S. Postal Service to deliver game disks from our DC's and to return the game disks to us from our subscribers. We are subject to risks associated with using the public mail system to meet our shipping needs, including delays caused by bioterrorism, potential labor activism and inclement weather. Our games are also subject to risks of breakage during delivery and handling by the U.S. Postal Service. The risk of breakage is also impacted by the materials and methods used to replicate our game disks. If the entities replicating our game disks use materials and methods more likely to break during delivery and handling or we fail to timely deliver the games to our subscribers, our subscribers could become dissatisfied and cancel our service, which could adversely affect our operating results. In addition, increased breakage rates for our games will increase our cost of acquiring titles.

   STANDARDS FOR COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 ARE UNCERTAIN, AND IF WE FAIL TO COMPLY IN A TIMELY MANNER, OUR BUSINESS COULD BE HARMED AND OUR STOCK PRICE COULD DECLINE.

   Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of its assessment by our independent registered public accountants. The SEC has extended the compliance dates for certain filers and, accordingly, we believe that this requirement will first apply to our annual report for fiscal 2008. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of its assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

   OUR ARTICLES OF INCORPORATION INCLUDE PROVISIONS TO THE EFFECT THAT WE MAY INDEMNIFY ANY DIRECTOR, OFFICER, OR EMPLOYEE. IN ADDITION, PROVISIONS OF NEVADA LAW PROVIDE FOR SUCH INDEMNIFICATION.

   Any indemnification of directors, officer, or employees, could result in substantial expenditures being made by our company in covering any liability of such persons or in indemnifying them. If we are required to incur expenditures as a result of indemnification of our directors, officers or employees for any reason our net income will decrease as a result of increased expenses.

   WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL, WHICH COULD BE DETRIMENTAL TO OUR OPERATIONS

   Our success largely depends on the efforts and abilities of John P. Gorst, Chief Executive Officer, M. Carroll Benton, Chief Financial Officer, William M. Wright, III, Chief Operating Officer, and Asra Rasheed, President. The loss of the services of any of these individuals could materially harm our business because of the cost and time necessary to find their successors. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on our officers. We also have other key consultants and outside contractors who manage our operations, and if we were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number of qualified staff.

   WE ARE SUBJECT TO PRICE VOLATILITY DUE TO OUR OPERATIONS MATERIALLY
FLUCTUATING

   As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of securities analysts and investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may cause our quarterly results to fluctuate include, among others:

o  our ability to retain existing gaming subscribers and ISP customers;
o  our ability to attract gaming subscribers and ISP customers at a steady rate;
o  our ability to maintain subscriber and customer satisfaction;
o the extent to which our subscriber services and ISP products gain market acceptance;
o  introductions of products and services by competitors;
o  price competition in the markets in which we compete;
o  our ability to attract, train, and retain skilled management;
o the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and
o general economic conditions and economic conditions specific to the Internet service and gaming industry.

   IF WE ARE UNABLE TO RESPOND TO THE RAPID CHANGES IN TECHNOLOGY AND SERVICES, WHICH CHARACTERIZE OUR GAME RENTAL AND ISP SERVICES, OUR BUSINESS AND FINANCIAL CONDITION COULD BE NEGATIVELY AFFECTED

   Our game rental and ISP operations are directly impacted by changes in the Internet services industry. The Internet products and services industry is subject to rapid technological change, frequent new product and service introductions and evolving industry standards. Changes in technology could affect the market for our services. We believe that our future success will depend largely on our ability to anticipate or adapt to such changes, to offer on a timely basis, services and products that meet these evolving standards and demand of our customers. We cannot offer any assurance that we will be able to respond successfully to these or other technological changes, or to new products and services offered by our current and future competitors, and cannot predict whether we will encounter delays or problems in these areas, which could have a material adverse affect on our business, financial condition and results of operations.

   WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY ADEQUATELY OR COST EFFECTIVELY, WHICH MAY CAUSE US TO LOSE MARKET SHARE OR REDUCE PRICES.

   Our future success depends significantly on our ability to protect and preserve its proprietary rights related to its technology and resulting products. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. While we intend to pursue aggressively efforts to obtain patent protection for our technology, we will also rely on trade secrets, common law trademark rights and trademark registrations, as well as confidentiality and work for hire development, assignment and license agreements with employees, consultants, third party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing intellectual property rights could be costly and time-consuming and could distract management's attention from operating business matters.

   OUR INTELLECTUAL PROPERTY MAY INFRINGE ON THE RIGHTS OF OTHERS, RESULTING IN COSTLY LITIGATION.

   In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merits. Other companies or individuals may allege that we infringe on their intellectual property rights. Litigation, particularly in the area of intellectual property rights, is costly and the outcome is inherently uncertain. In the event of an adverse result, we could be liable for substantial damages and we may be forced to discontinue our use of the subject matter in question or obtain a license to use those rights or develop non-infringing alternatives. Any of these results would increase our cash expenditures, adversely affecting our financial condition.

   WE MAY NOT BE ABLE TO MANAGE OUR GROWTH EFFECTIVELY, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL PERFORMANCE.

   The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our internal resources, and other problems that could adversely affect our financial performance. We expect that our efforts to grow the game rental services will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve profitability.

   BEING A PUBLIC COMPANY WILL INCREASE ADMINISTRATIVE COSTS, WHICH COULD RESULT IN LOWER NET INCOME, AND MAKE IT MORE DIFFICULT FOR US TO ATTRACT AND RETAIN KEY PERSONNEL.

   As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. We expect that these new rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming. These new rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our Board of Directors, particularly to serve on our audit committee.

    RISKS RELATED TO OUR COMMON STOCK

   OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY AFFECT OUR SHAREHOLDERS' ABILITY TO SELL SHARES OF OUR COMMON STOCK

   There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. The factors may negatively impact shareholders' ability to sell shares of our common stock.

   OUR COMMON STOCK COULD BE CONSIDERED A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL.

   Our common stock could be considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following:
(i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2,000,000, if in business longer than three continuous years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

   Additionally, Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

   Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to:

(i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;
(ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;
(iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and
(iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

   THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET, WHICH WOULD ADVERSELY AFFECT THE ABILITY OF INVESTORS IN GOTTAPLAY TO SELL THEIR SECURITIES IN THE PUBLIC MARKET.

   Even though our shares of common stock are expected to continue to be quoted on the OTC Bulletin Board, we cannot predict the extent to which a trading market will develop or how liquid that market might become. In addition, most common shares outstanding after the Merger, including the shares issued to Gotaplay stockholders, are "restricted securities" within the meaning of Rule 144 promulgated by the SEC, and will therefore be subject to certain limitations on the ability of holders to resell such shares. Accordingly, holders of our common stock may be required to retain their shares for an indefinite period of time. We are a party to certain agreements and holders of its warrants requiring it, under certain circumstances, to use its best efforts to prepare and file with the Securities and Exchange Commission a registration statement on an appropriate form covering the offer and resale to the public of the shares of our common stock upon exercise of the warrants. Consequently, we may expect to prepare and file with the Securities and Exchange Commission as soon as practical, and to use our best efforts to cause to be declared effective, such a registration statement.

   The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

o  the issuance of new equity securities pursuant to a future offering;
o  changes in interest rates;
o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
o  variations in quarterly operating results;
o  change in financial estimates by securities analysts;
o  the depth and liquidity of the market for Gottaplay's common stock;
o  investor perceptions of Gottaplay and of game rental generally;and
o  general economic and other national conditions.

   THE AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK MAY PREVENT OR DISCOURAGE A CHANGE IN OUR MANAGEMENT.

   We are authorized to issue up to 5,000,000 shares of preferred stock without stockholder approval. Such shares will have terms, conditions, rights, preferences and designations as the Board may determine. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging a person from acquiring a majority of our outstanding common stock.

   IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, AND THIS COULD DEPRESS OUR STOCK PRICE.

   Nevada corporate law includes provisions that could delay, defer or prevent a change in control of our company or our management. These provisions could discourage information contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. For example:

o without prior stockholder approval, the Board of Directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and inference of that preferred stock;
o there is no cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and
o  stockholders cannot call a special meeting of stockholders.

ITEM 2.           DESCRIPTION OF PROPERTY.

   We are headquartered at 3226 Rosedale Street, Suite 200, Gig Harbor, Washington 98335 and our telephone number is (253) 853-4145. We lease approximately 1,500 square feet on a three (3) year lease. We pay a monthly fee of approximately $2,700 for the use of these facilities. We also maintain an Internet site on the World Wide Web ("WWW") at WWW.GOTTAPLAY.COM and WWW.DONOBI.COM. Information contained on our Web sites is not and should not be deemed to be a part of this Form 10-KSB.

   We lease approximately 1,900 square feet of office space at 200 N Harbor Blvd Ste 201, Anaheim CA 92805. We pay approximately $2,145 on a one (1) year lease. Our marketing and inventory is housed in this facility, along with a Distribution Center operation.

   We lease facilities at 3256 Chico Way NW, Bremerton WA 98312, which houses our ISP operations. We pay approximately $4,800 a month for approximately 3,600 square feet on a six month lease ending May 2007.

   We have a co-location arrangement for our server equipment with Shore Drive Associates in Silverdale WA for which we pay on a monthly fee of $800.00 on a month to month arrangement.

   Our outsourced DC's are located in Northfield, CT, Atlanta, GA, Washington, DC, Sugarland, TX, Denver, CO, Chicago, IL and Phoenix, AZ. These facilities are owned and operated by strategic distribution contractors at a cost to each of $2,500 per month.

   We believe these arrangements are adequate to support our short term operations.

ITEM 3.           LEGAL PROCEEDINGS.

   We are a party to an un-filed claim, received September 5, 2006 by Webolution, LLC, regarding the sale of certain assets in the amount of $7,000, which remains unpaid. We are working with the parties involved to create a payment plan.

   On August 17, 2006 Systemmetrics Corporation filed in the circuit court of the First Circuit State of Hawaii alleging nonpayment of services in the amount of approximately $360,000. During 2005, Gottaplay, formerly known as Donobi, Inc. entered into an asset purchase agreement with Koa Internet, Inc. an Internet service provider, whom had trade payables outstanding. Systemmetrics alleges we are liable for the outstanding balance and damages. We are vigorously defending this action and believe this claim is without merit.

   On November 7, 2006, in the Superior Court of Washington for Grant Country, Ron and Susan Gear filed a claim alleging sums currently due and owing on a Promissory Note in the amount of $135,000.00.

Gottaplay is vigorously defending and has filed a Counterclaim. The Promissory Note was an integral part of an asset purchase arrangement. An element of the consideration was a Non-Compete Agreement by Mr. and Mrs. Gear. Gottaplay alleges they violated that agreement rendering the majority of the consideration for the transaction worthless.

   On February 10, 2005, we filed a claim against the PUD District No. 2 of Grant County, which began as a payment dispute with the PUD alleging non-payment by Gottaplay and Gottaplay asserting disparate treatment at the hands of the PUD when compared to other similar entities doing business in the PUD's area of operation. The matter was prepared for hearing and a temporary injunction was entered prohibiting the PUD from terminating service to Gottaplay upon the condition that Gottaplay pay certain sums on or before a certain date each month. The injunction remains in force, Gottaplay continues to comply with it, and Grant County PUD continues to provide services.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   In March 2006, the holders of a majority of our outstanding common stock authorized the merger with Gotaplay Interactive, Inc. described above.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Our common stock is quoted on the OTC Bulletin Board under the symbol "GTAP" (formerly "DNOB"). Our common stock has been quoted on the OTCBB since July 2004.

   For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. This table gives effect to our thirty-two for one stock reverse split that occurred on January 26, 2004 and our one for six stock reverse split that occurred on July 24, 2006

                                   HIGH ($)            LOW ($)

        FISCAL 2005
        December 31, 2004              1.50                .40
        March 31, 2005                 1.00                .34
        June 30, 2005                   .35                .11
        September 30, 2005              .07                .04

        FISCAL 2006
        December 31, 2005               .05                .03
        March 31, 2006                  .21                .04
        June 30, 2006                   .31                .18
        September 30, 2006             1.35               1.25

HOLDERS OF OUR COMMON STOCK

   As January 8, 2007, we had 516 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, Salt Lake City, Utah 84111.

DIVIDENDS

   We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

   The following sets forth information regarding all sales of our unregistered securities during the fiscal year ended September 30, 2006. All of these shares were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, or were exempt by reason of the application of Regulation S. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. Unless otherwise indicated, the issuances of the securities described below were affected without the involvement of underwriters.

   On March 17, 2006, the Company issued 500,000 shares of our Common Stock to one entity in consideration for forgiveness and in full payment of a certain Note Payable owed by us, having a present balance of principal and interest of $105,000 ($.21 per share).

   On March 17, 2006, we issued 41,667 shares of common stock to Mr. Clarke Whitney and 33,333 shares of common stock to Norm Johnson, each a director of our Company. These shares were issued in consideration for services rendered to us and had an agreed market value of $0.24 per share.

   On March 21, 2006, we entered into a consulting agreement with Terry Stein and under which the terms of the agreement, in consideration of the services undertaken, we issued 60,833 shares of common stock with a fair market value of $0.90 per share.

   On March 21, 2006, we issued 302,262 shares of common stock to the "Donobi, Inc. Profit sharing Plan".

   On March 24, 2006 we issued to Terry Stein 33,333 shares of common stock for past services as an officer and director and had an agreed market value of $0.84 per share.

   On March 24, 2006, we entered into a consulting agreement with John Loidhamer and under which the terms of the agreement, in consideration of the services undertaken, we issued 8,333 shares of common stock with a fair market value of $0.84 per share.

   Between March, 2006 and May, 2006, we sold 5,000,000 shares to six (6) overseas investors for aggregate proceeds of $300,000 ($.06 per share). We also provided these investors with certain "piggyback" registration rights with respect to the shares.

   On July 14, 2006 we issued to Highgate House 8,334 shares of our common stock as an inducement to waive a certain condition under the amendment agreement dated June 30, 2006 with a market value of $1.20 a share.

   On July 25, 2006, we entered into a consulting agreement with Capital Group Communications and under which the terms of the agreement, in consideration of the services undertaken, we issued 2,000,000 shares of common stock with a fair market value of $1.50 per share.

   On July 25, 2006, we entered into a consulting agreement with Silverdale Partners, LP and under which the terms of the agreement, inconsideration of the services undertaken, we issued 120,000 shares of common stock with a fair market value of $1.50 per share.

GOTAPLAY INTERACTIVE, INC. - PRE-MERGER ISSUANCES

   On July 17, 2006, we issued 447,111 shares of our common stock to Insynq, Inc., with a fair value of $1.05 per share, in satisfaction of a Notes Payable, including accrued interest, in the amount of $410,038.49; trade payables in the amount of $41,841.38 and inter-company payables in the amount of $17,586.20. This is a related party transaction.

   On July 17, 2006, we issued 297,507 shares of our common stock, in satisfaction of a Note Payable, including interest, totaling $312,381. The shares were issued at the fair value of $1.05 per share.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion and analysis should be read in conjunction with the consolidated financial statements, including notes thereto, appearing in this Form 10-KSB.

   Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will"', "believes", "anticipates", "estimates", "expects", "continues"' and/or words of similar import. Forward-looking statements are based upon our management's current expectations and beliefs concerning future developments and their potential effects upon us. There may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results could differ materially from those anticipated for many reasons in these forward-looking statements. Factors that could cause or contribute to the differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed and set forth under "Risk Factors", "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

   We believe it is important to communicate our expectations, however, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

   APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

   GENERAL

   Our discussion and analysis of our financial condition and results of operations as of and for the year ended September 30, 2006 are based upon our audited consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to the collectibility of accounts receivable, the realization of goodwill, the expected term of a customer relationships, accruals and other factors. We evaluate these estimates and assumptions on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

   Our consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. Our consolidated financial statements reflect the results of operations, financial position, changes in stockholders' deficit and cash flows.

   A summary of the significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the accompanying consolidated financial statements include the following:

   REVENUE RECOGNITION AND DEFERRED REVENUES

   In accordance with the SEC's Staff Accounting Bulletin No. 104, "REVENUE RECOGNITION", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. A summary of each operating division's revenue recognition procedures follows:

VIDEO GAME RENTAL AND SUBSCRIPTION DIVISION

   We charge $1 for an initial ten-day subscription trial period. At any time during the initial ten-day period, a new subscriber has the right to rescind their agreement, but will not receive credit for the $1 charge.

   We charge a subscriber's credit card monthly for our services, and thereafter, until the subscriber cancels his subscription. We recognize subscription revenue ratably during each subscriber's monthly subscription period. For financial reporting purposes, we allocate subscription fees over the number of days in the month for which the fee was charged. A subscriber has the option to select from one of three rental plans: (a.) For $12.95 per month, the subscriber is allowed one video game in his possession, (b.) For 20.95 per month, the subscriber is allowed up to two video games in his possession, and (c.) For $28.95 per month, the subscriber is allowed up to three video game's in his possession.

   All deferred revenue is generally recognized in the consolidated statements of operation in the following month. All authorized refunds to subscribers are recorded as a reduction of revenues and any revenues from sales of used video games will be recorded upon shipment.

INTERNET SERVICE PROVIDER ("ISP")

   Internet related revenues are recorded when they are rendered and earned. Revenues from support and maintenance contracts are recognized over the term of the contract. We recognize revenues when the products are shipped. Provisions for discounts and rebates to our customers, estimated returns and allowances, and other adjustments are provided for in the same period we record the related sales. At September 30, 2006, we reported deferred revenues and pre-billed revenues totaling $247,062, of which a significant portion will be fully recognized in the month of October 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS

   Financial instruments consist principally of cash, accounts and related party receivables, trade and related party payables, accrued liabilities, and short and long-term debt obligations. The carrying amounts of such financial instruments in the accompanying consolidated balance sheets approximate their fair values due to their relatively short-term nature. It is our opinion that we are not exposed to significant currency or credit risks arising from these financial instruments.

USE OF ESTIMATES

   The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

STOCK-BASED COMPENSATION

   We account for stock-based compensation in accordance with the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (R), "SHARE-BASED PAYMENT", which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard replaces SFAS No. 123 and supercedes Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK-BASED COMPENSATION". This standard requires a public entity to measure the cost of employee services, using an option-pricing model, such as the Black-Scholes Model, received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB No. 25. Shares of common stock issued for services rendered by a third party are recorded at fair market value, generally the quote at the close of market trading on the day.

LOSS PER COMMON SHARE

   We compute basic and diluted loss per share of common stock by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the respective reporting period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the years ended September 30, 2006 and 2005, respectively, because their effect would be anti-dilutive.

RECLASSIFICATIONS

   Certain reclassifications have been made to the previously reported amounts to conform to our Company's current year presentation.

RECENTLY ISSUED AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

   In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "ACCOUNTING CHANGES AND ERROR CORRECTIONS." This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, "ACCOUNTING CHANGES," which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management has adopted these provisions.

   In February 2006, the FASB issued SFAS Statement No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "APPLICATION OF STATEMENT 133 TO BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS." This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

   In July 2006, the FASB issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company continues to evaluate the impact of FIN 48 which is to be adopted effective December 15, 2006.

   In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"). While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is required to be adopted effective January 1, 2008 and the Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

   In September 2006, the FASB issued SFAS No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. The funded status of a plan is measured as the difference between plan assets at fair value and the benefit obligation, which is represented by the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans. SFAS 158 requires the recognition, as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost in accordance with existing accounting principles. Amounts required to be recognized in accumulated other comprehensive income, including gains and losses and prior service costs or credits are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of existing accounting principles. In addition, SFAS 158 requires plan assets and obligations to be measured as of the date of the employer's year-end statement of financial position as well as the disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year from the delayed recognition of the gains or losses and prior service costs or credits.

   The Company is required to adopt those provisions of SFAS 158 attributable to the initial recognition of the funded status of the benefit plans and disclosure provisions as of December 31, 2006. Those provisions of SFAS 158 applicable to the amortization of gains or losses and prior service costs or credits from accumulated other comprehensive income to the net periodic benefit cost are required to be applied on a prospective basis effective January 1, 2007. The Company is still in the process of evaluating the impact, if any, of SFAS 158. However, the Company does not anticipate that the adoption of SFAS 158 will have any impact on its consolidated financial statements.

OVERVIEW, HISTORY, MERGER AND BUSINESS

   Gottaplay Interactive, Inc. (the "Company") was formed in Nevada in July 2004 under the name of Donobi, Inc. and is the successor to H-NET.NET, Inc., which was formed under the laws of Colorado in May 1986. On July 24, 2006, pursuant to a Merger Agreement (the "Agreement"), Gotaplay Interactive, Inc. ("Gotaplay"), a privately held Nevada corporation, merged with Donobi, Inc. In accordance with the Agreement, the Registrant: (a.) completed a one for six reverse stock split; (b.) issued 17,744,618 post-reverse split shares of common stock to the former stockholders of Gotaplay; (c.) amended the Articles of Incorporation by changing the name of the Registrant from Donobi, Inc. to Gottaplay Interactive, Inc.; and, (d.) except for William M. Wright, III and Norm Johnson, the directors of the Registrant resigned and the three former directors of the Gotaplay were elected to the board of directors of the Registrant. As a result of the Merger, voting control changed and, except for Mr. William M. Wright, III, who remained as

Chief Operating Officer, the other officers of Donobi resigned and were replaced by officers selected by Gottaplay's management.

   Upon consummation of the Merger we assumed the business operations of Gotaplay to include their assets, their debts and their commitments and obligations, such as leases and independent consulting agreements. We now operate two distinct divisions, one division for the video game subscriptions and rentals, and, one division for our Internet connectivity.

   Our primary business division will be the on-line video game rental subscription business which is dedicated to providing customers a quality rental experience through our web site www.gottaplay.com. The service is an alternative to store based gaming rentals. We also provide a subscriber the option to purchase new and/or used video game titles at a discounted price. We offer our customers an extensive selection of video games for on a monthly subscription fee. Customers can sign-up via the web page to rent and/or buy video games of their choice. The titles are then shipped to the customer via first class mail once they have made their selection(s). Active subscribers can retain the games for an indefinite period of time as long as they are active paying subscribers. Customers can exchange their selections at anytime by returning their game(s) in the pre-paid and pre-addressed mailers provided by us.

   Our other division (dba Donobi) primarily operates as an Internet service provider ("ISP") with operations in Washington, Oregon and Hawaii, offering Internet connectivity to individuals, multi-family housing, businesses, non-profit organizations, educational institutions and government agencies. We provide high quality, reliable and scalable Internet access, web hosting and development, equipment co-location, and networking services to underserved rural markets. Our overall strategy is to become the dominant Internet service provider for residents and small to medium-sized businesses within rural and semi-rural communities/areas in the United States. Our current focus is within the states of Washington, Oregon and Hawaii.

   We intend to grow our business divisions through technological innovations and adaptations, the implementation of our short and long-term business plans and a long-term commitment to delivering high-quality product and services to every subscriber. We believe that the key to our success will depend in a large part on out ability to promote our services, gain subscribers and expand our relationships with current subscribers. Our achievements can be identified and measured in our strategic business plan. Our focus in fiscal year 2007 is building on this foundation and executing well in key areas, such as, continuing to innovate on our ability to creatively market our products, offering unique subscriber plans, responding effectively to our subscriber needs and desires, and continuing to focus internally on product and service delivery, business efficacy, and accountability across our Company. Our key market opportunities include but are not limited to: (a.) expanding into other interactive technology for the delivery of media to subscribers, (b.) partnering with other compatible businesses to cross-market and promote our services and products, (c.) entering and offering the interactive medium to the education community, and (d.) extending accessibility and delivery of internet services and entertainment/ educational videos to remote location subscribers. We seek to differentiate our services from our competitors by offering a fair price for exceptional service and delivery, and, in the video game rental division, delivery of first choice of product selection each time. If we are not successful in promoting our services and expanding our customer base, this may a material adverse effect on our financial condition and our ability to continue to operate the business and record profits.

   SUMMARY OF CONSOLIDATED RESULTS OF OPERATIONS

   As a result of these efforts, we should be able to sustain a reasonable and controlled growth rate of new customers and subscribers. The measurement of this period's revenues should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations. The financial results include a short period operation (July 24, 2006 to September 30, 2006) for the legal acquirer, the ISP division; thereby, results of the prior year's operations will not be comparative.

   SEGMENT PRODUCT REVENUE AND OPERATING LOSS

   We have two operating divisions that we consider to be operating segments:
(a.) On-line video game rentals and (b.) Internet Service Provider. The revenue and operating loss in this section are presented on a basis consistent with GAAP and include certain reconciling items attributable to each segment. Various corporate level administrative expenses are included in the respective segment, whereby the obligation was originally incurred prior to and after the merger date.

   ON-LINE VIDEO GAME RENTALS

   Video game revenue for fiscal 2006 was $127,257 with a cost of revenue of $150,598 resulting in direct loss from sales of $23,341. Its expenses, including, depreciation and amortization of $95,176, totaled $1,846,990, for an operating loss of $1,846,330. Of significance, of this division's loss from operations, is the recognition of stock-based compensation under SFAS 123R which totaled $765,549.

   For fiscal 2006, interest expense totaled $66,009, and net other income was $29,107 resulting in a net other expense of $35,902 and an overall division net loss of $1,883,232.

   INTERNET SERVICE PROVIDER

   Internet connectivity revenue for the period of July 24, 2006 to September 30, 2006 (post-merger period) was $337,275. Its cost of revenues and operating expenses, including interest, depreciation and amortization of $40,000, totaled $417,916, for an operating loss of $80,641. Interest expense, net of other income, was $9,050, which resulted in a division net loss of $89,691.

   COSTS AND EXPENSES

   COSTS OF REVENUES

   Costs of revenues includes all direct costs in the production of revenues and will include such items as depreciation, direct wages and related burden, cable charges, commissions and more. Total costs of revenues for fiscal 2006 and 2005 were $321,735 and $204,648, respectively.

   FULFILLMENT

   This category of expenses is primarily comprised of those support services and expenses in distributing video games to its subscribers/customers and include distribution centers' fees, independent contractor fees, certain communications expenses and certain wages and related burden. The total cost of fulfillment for fiscal 2006 and 2005 was $218,002 and $245,618, respectively. We expect these costs to increase in fiscal 2007 due to the increased number of distribution centers and increased number of video game subscribers.

   ADVERTISING AND MARKETING

   Advertising and marketing for fiscal 2006 increased $34,465 over fiscal 2005. Approximately, 91.6% of fiscal 2006 costs represent the effort by the video game rental division to gain and retain subscribers. This increase in expense was anticipated and planned. It is also planned that this category will increase substantially for both divisions in fiscal 2007.

   GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses include Federal and State employer and business taxes, various compliance expenses and licenses, professional fees, selected wages and burden, and other unallocated expenses.

   Non-cash compensation for the fiscal years ended September 30, 2006 and 2005 was $765,549 and $4,528, respectively. Of significance, to these amounts is the fact that this compensation is generally in the form of common stock and the cost for these services rendered does not affect our working capital and cash flows.

   In July 2006, we entered into a one-year consulting agreement with independent financial and business advisor, in which the consultants will provide business expertise, advice and negotiations in strategic corporate planning, private financing, mergers and acquisitions, and such other business areas as deemed necessary by our management. Under the terms of the agreements, the consultants received 2,000,000 shares of common stock. The stock was valued at the closing market price of $1.50 per share on the date of the execution of the agreements. The total value of the services was $3,000,000 and is being amortized over twelve months. We recognized $550,000 of expense in fiscal 2006.

   Under the circumstances, we believe our costs are under control, as planned, and, within proximate range of management's forecasts.

   LIQUID MARKET

   There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for our shares of common stock is likely to be very volatile and number factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have often been unrelated to the operating performance of these small companies. These fluctuations have inversely affected the market price of many small capital companies. These broad market fluctuations, as well as general current economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets and other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of our common stock.

   IMPACT OF INFLATION

   We believe that inflation has had negligible effect on our operations over the past two years. We believe that we the flexibility to offset inflationary increases in expenses such as the cost of labor by increasing sales and rental fees, increasing our customer bases and continue the improvement of our overall operating procedures and systems.

   LIQUIDITY AND CAPITAL RESOURCES

   Our consolidated financial statements as of and for the year ended September 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended September 30, 2006, we had a net loss of $1,972, 923 and negative cash flows from operations of $572,422. Also at September 30, 2006, we had a working capital deficit of $2,639,074 and a stockholders' deficit of $1,376,252. Approximately 63.7% or $1,681,911 of our negative working capital is attributed to the ISP division at September 30, 2006. Our working capital deficit at September 30, 2006 may not enable us to meet certain financial objectives as presently structured.

   We had a cash balance of $61,130 at September 30, 2006. We finance our operations and capital requirements primarily through private debt and equity offerings. Our current forecast anticipates substantial negative cash flows from operations. Therefore, we will have to raise capital through either equity instruments and/or debt, not only to sustain our operations but to grow and improve our operations according to our fiscal 2007 strategic business plan.

   At September 30, 2006, the book value of our common stock was $(0.05) per share, our current ratio was 0.11, our cash to debt ratio was (0.02), and, our acid test ratio was (0.08). These financial indicators are not acceptable and we will have to improve our performance quickly if we expect to stay in business.

   In October 2006, we consummated a $1,250,000 private placement financing agreement with four investors. In October 2006, the first level of funding was received, in the form of 9%, one-year convertible promissory notes and totaled $312,500. These notes are convertible into 250,000 shares of common stock with a fixed conversion price of $1.25 per share. The investors were also granted: (a.) 250,000 warrants with an exercise price at $1.50 per warrant, exercisable within two years, and (b.) 250,000 warrants with an exercise price at $2.50 per warrant, exercisable within three years.

   In November and December, 2006, we have received $155,500 which will be applied toward the second level of funding under this financing arrangement.

   In October 2006, the balance due on our convertible debentures was completely paid off by certain investors. Pursuant to the underlying terms to payoff the debentures, we re-issued the 1,916,667 shares of common stock held in escrow on behalf of the original debenture holders to the new investors.

   Our continuation as a going concern is dependent on our ability to grow revenues, obtain additional equity and/or financing, and, generate sufficient cash flow from operations to meet our obligations on a timely basis.

   The operating results of the Company's divisions can vary materially depending on a number of factors, many of which are outside our control:

a. Demand for our services and market acceptance lags,
b. Announcements and introduction of our new products and services and/or by our competitors,
c. Our ability to upgrade infrastructure, develop new and improved systems to meet and anticipate growth and demand, d. Changing governmental rules, regulations and requirements, e. Customer/subscriber resilience and apathy due to foreign insurrections and our national and local economies, f. Product pricing competition, and g. Lack of investor/banking short-term working capital to facilitate unanticipated cash shortages

   We currently have no material commitments for capital requirements. If we were forced to purchase new equipment or replace the equipment we currently lease, any new lease(s) would constitute a material capital commitment; however, we are currently unable to quantify such amounts. If this situation does occurs, we will attempt to raise the necessary finances to make such purchases, but there is no assurance that we will be able to do so. Without the ability to quantify these amounts, we nonetheless believe that it would have a material impact on our business and our ability to maintain our operations.

   We are currently developing and refining our acquisition and expansion strategy. If we expand more rapidly than currently anticipated, and if our working capital needs exceed our current forecast and expectations, and if we consummate an acquisition(s), we will need to raise additional capital from equity and/or debt sources. We cannot be sure that we will be able to obtain the additional financing to satisfy our cash requirements and to implement our growth strategy on acceptable terms. If we cannot obtain such financings on terms acceptable to us, our ability to fund our planned business expansion and to fund our on-going operations will be materially adversely affected. If we incur debt, the risks associated with our business and with owning our common stock would also increase. If we raise capital through the sale of equity securities, the percentage ownership of our stockholders will be diluted accordingly. In addition, any new equity securities may have rights, preferences, or privileges senior to those of our common stock.

ITEM 7.           CONSOLIDATED FINANCIAL STATEMENTS.

   The information required by this item is included in pages F-1 through F-22 attached hereto and incorporated by reference. The index to the consolidated financial statements can be found on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   For the years ended September 30, 2006 and September 30, 2005, there have been no disagreements between Lake & Associates, CPA's LLC. and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures Lake & Associates, LLC's report on our financial statements for the fiscal years ended September 30, 2006 and September 30, 2005 indicated that substantial doubt existed regarding our ability to continue as a going concern.

ITEM 8A.          CONTROLS AND PROCEDURES

   (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

   The Company maintains disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Exchange Act) designed to ensure that information required to be disclosed in the reports of the Company filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company's Chief Executive Officer and Chief Financial Officer has concluded, based upon their evaluation of these disclosure controls and procedures as of the date of this report, that, as of the date of their evaluation, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in the reports of the Company filed under the Exchange Act.

   (B) CHANGES IN INTERNAL CONTROLS.

   The Company maintains a system of internal controls that is designed to provide reasonable assurance that the books and records of the Company accurately reflect the Company's transactions and that the established policies and procedures of the Company are followed. There were no significant changes to the internal controls of the Company or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation of such internal controls by the Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.          OTHER INFORMATION

   None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF
                  THE EXCHANGE ACT.

   Directors and Executive Officers

   The names of our directors and executive officers, their principal occupations, and the year in which each of our directors and executive officer initially joined the board of directors are set forth below.


              NAME                AGE    FIRST ELECTED                           POSITION
                                          OR APPOINTED
John P. Gorst                     38    July 24, 2006     Chairman and Chief Executive Officer

M. Carroll Benton                 62    July 24, 2006     Chief Financial Officer, Chief Administrative
                                                          Officer, Secretary and Treasurer

William M. Wright, III            41    July 24, 2006     Chief Operating Officer and Director

Asra Rasheed                      33    July 24, 2006     President


Mark H. Levin                     34    July 24, 2006     Director

Norm Johnson                      46    July 24, 2006     Director

   JOHN P. GORST, Chairman of the Board, and Chief Executive Officer of Gottaplay, positions he assumed with us upon closing of the Merger between Donobi, Inc. and Gotaplay Interactive, Inc. Mr. Gorst has over 15 years experience in founding entrepreneurial technology ventures, specifically in the development of software and data services for business. His experience includes serving as chief executive officer and board chairman of Insynq, Inc., an application service provider, from August 1998 to present; vice president & general manager for a computer integration company, Interactive Information Systems Corp., from July 1996 to August 1998; and a training/IS consulting business in conjunction with Nynex Business Centers of New York. Upon closing of the Merger, Mr. Gorst's primary responsibility shall be Chairman of the Board and Chief Executive Officer. Mr. Gorst will be directing the Company's strategy, and positioning the Company in the business marketplace by forging strategic business alliances and mergers and acquisitions. Mr. Gorst will also serve as company and technology evangelist at tradeshows, press conferences and industry analyst meetings in order to increase awareness for the Company's brand. Mr. Gorst graduated top of his class as an Electronic Design Engineer from one of the top trade schools in Arizona. Mr. Gorst was also awarded a medal of honor for business leadership in 2001 and 2005 from the National Republican Congress. He intends to devote substantially all of his business time to the Company.

   M. CARROLL BENTON is our Chief Financial Officer, Chief Administrative Officer, Secretary, Treasurer and Director of Gottaplay, positions she assumed upon closing of the Merger. Ms. Benton's early career spanned both the public and private sectors working largely with the banking systems and higher education institutions where she assisted in the development and deployment strategies necessary for computerization of these and other entities. Ms. Benton has successfully managed a 13 state insurance brokerage firm and has been a consultant to the small to medium business markets via accounting system design, implementation, support, and business practice analysis. She also taught undergraduate accounting courses at several Puget Sound colleges and universities. With an in-depth understanding of Gotaplay's finances, accounting infrastructure and compliance issues, Ms. Benton oversees the current compliance and financial operations and administrative functions. From December 1995 through December 1999, Ms. Benton was president of a computer integration company, Interactive Information Systems Corp. Her public sector experience includes serving as chief administrative officer, secretary, treasurer, interim chief financial officer and director for Insynq, Inc., a Pacific Northwest application service provider, from August 1998 to present. Formerly with a CPA firm, Ms. Benton brings over 38 years of financial expertise to the business.

   WILLIAM M. WRIGHT, III is our Chief Operating Officer and Director. Mr. Wright was instrumental in developing the ISP division from concept to realization since December 1999. After 15 years of experience and knowledge in financial management and business operations, Mr. Wright began running the ISP division full time in early 2001, leading the successful acquisition of five companies in six months. To date, he has orchestrated a dozen acquisitions and mergers and continues to be strongly focused on our growth. Mr. Wright received his Bachelors of Science in Business Administration with an emphasis in Financial Services from San Diego State University, California, and is a licensed Real Estate Broker in the State of Washington. He devotes substantially all of his time to the business of the Company.

   ASRA RASHEED is the President of Gottaplay. She is the founder of NextRental, Inc. Ms. Rasheed has started and sold several successful businesses in the multi-media industry in the last eight years. Prior to starting NextRental.com, she was Director of Multi Media at Koyo Graphics where she managed large web development projects for clients like Warner Brothers, Sanyo, Sony, etc. She also managed the development of online video game rental and sales website for the largest distributor of Bollywood industry. Ms. Rasheed was also Vice President of Business Development for a $30 million dollar company, Luminex. She has a Bachelors of Science degree from Cal State University, Fullerton, CA.

   MARK H. LEVIN, MBA is a Director of Gottaplay. Since July 2001 Mr. Levin has been CEO of Marlin Financial Group, Inc., Potomac, Maryland, a consulting firm specializing in aiding publicly traded companies with mergers and acquisitions, capital structure, shareholder relations, strategic alliances and licensing agreements. Prior to founding Marlin Financial, from 1996 through 2000, Mr. Levin was the CEO of Eyecity.com, Inc., an Internet eye care company, located in Plainview, NY providing, sunglasses and prescription glasses to the general public. Mr. Levin is still a Director of Eyecity.com, Inc. Mr. Levin received an M.B.A. degree in Marketing in 1997 and a B.B.A. degree in Management from Hofstra University in 1994.

   NORM JOHNSON is a Director of Gottaplay. With the closing of the Merger Mr. Johnson retained his position as Director. Mr. Johnson spent 18 years as an All-Pro kicker in the NFL (Seahawks, Falcons, Steelers and Eagles). For the past five years, Mr. Johnson has worked for Reid Real Estate, Inc., a Washington corporation, representing and advising clients on their real estate investments. During his NFL career, Mr. Johnson also owned "Norm Johnson's All-Pro Sportscards" with three locations. Mr. Johnson earned his Bachelor's Degree in Economics from the University of California Los Angeles (UCLA) in 1983.

   SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of the company's common stock to file with SEC the initial reports of ownership and reports of changes in ownership of the common stock. Officers, directors and greater than ten percent stockholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

   Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during fiscal year 2006, our officers and directors have filed the required Forms, but not on a timely basis as required by Section 16(a) of the Securities Exchange Act of 1934.

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

   Honest and ethical conduct, including the ethical handling of actual or apparent conflicts if interest between personal and professional relationships

   Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

   Compliance with applicable governmental laws, rules and regulations

   The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

   Accountability for adherence to the code

   AUDIT COMMITTEE

   We do not have a separately designated standing audit committee. Pursuant to
Section 3(a) (58) (B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the

Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only five (5) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such expert(s).

ITEM 10.          EXECUTIVE COMPENSATION.

   The following table summarizes the compensation earned by or paid to our Chief Executive Officer and the other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered in all capacities during the fiscal year ended September 30, 2006. We refer to these individuals as our named executive officers.

   NAME AND          YEAR       SALARY PAID     BONUS ($)     OTHER ANNUAL     SECURITIES       ALL OTHER
   PRINCIPAL                        ($)                     COMPENSATION ($)   UNDERLYING     COMPENSATION
   POSITION                                                                    OPTIONS (#)         ($)
John P. Gorst,       2006        $55,268         $0.00       $0.00             500,000(2)         $0.00
Chairman and         2005        $23,823         $0.00       $0.00                   -0-          $0.00
CEO                  2004          $0.00         $0.00       $0.00                   -0-          $0.00

William M.           2006        $120,000        $0.00       $0.00                   -0-          $0.00
Wright, III,         2005        $120,000        $0.00       $0.00                   -0-          $0.00
Chief                2004        $101,250        $0.00       $0.00                   -0-          $0.00
Operating
Officer


(1) The compensation described in this table does not include medical, group life insurance or other benefits received by the named executive officer that are available generally to all of our salaried employees, and may not include certain perquisites and other personal benefits received by the name executive officer that do not exceed the lesser of $50,000 or ten percent (10%) of any such officer's salary and bonus disclosed in the table.

(2) Represents option for common stock granted under Gotaplay Interactive, Inc. prior to July 24, 2006 Merger. The option to purchase shares of common stock has an exercise price of $0.50 and may be exercised any time after February 17, 2006 for a period of ten years.

(3) No other officer or director of the Company received compensation in excess of $100,000 in either of the past three years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

   The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2006:

o By each person who is known by us to beneficially own more than 5% of our common stock;
o  By each of our officers and directors; and
o  By all of our officers and directors as a group.

                       NAME                            NUMBER         PERCENT

    John P. Gorst (1) (2)                              3,568,073        11.39%

    M. Carroll Benton (1) (3)                          3,564,392        11.38%

    William M. Wright, III (1) (6)                       443,768         1.54%

    Asra Rasheed (1) (4)                               1,922,000         6.60%

    Mark H. Levin (1) (5)                              3,568,666        11.40%

    Norm Johnson (1) (6)                                  76,668             *

    Capital Group Communications                       2,000,000          6.9%

    All executive officers and directors
    as a group (6 persons)                            13,143,566         42.8%

                  * Less than 1%

(1) Officer and/or director.
(2) Includes 3,068,073 shares of common stock and 500,000 stock options exercisable within 60 days.
(3) Includes 3,064,392 shares of common stock and 500,000 stock options exercisable within 60 days.
(4) Includes 1,672,000 shares of common stock and 250,000 stock options exercisable within 60 days.
(5) Includes 3,068,666 shares of common stock and 500,000 stock options exercisable within 60 days.
(6) Adjusted for the one (1) for six (6) reverse stock split July 24, 2006.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   In June 2005 we entered into a five-year agreement with Insynq, Inc. whereby it would supply our technology and communications infrastructure and programming expertise. Insynq, Inc. is partially owned and managed by two of our officers, John P. Gorst and M. Carroll Benton. During the fiscal year ended September 30, 2006, the amount of services provided totaled $122,112.

   Insynq also paid certain expenses on our behalf or advanced money to us. On October 31, 2005, Insynq accepted to convert these expenses and advances into a Note Payable in the amount of $333,837, which included interest at the rate of 8% per annum.

   On July 17, 2006, we issued 447,111 shares of common stock to Insynq, Inc. to satisfy the Note Payable and accrued interest, a partial reduction of the trade payable and certain other amounts either advanced or paid on our behalf. The fair value of the shares issued was $1.05 per share.

ITEM 13.          EXHIBITS

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

   The Aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSB and 10QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

         2005              $41,300
         2006              $42,263

ALL OTHER FEES

   The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported above were:

         2005              $9,603
         2006              $2,172

                                   SIGNATURES


   In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to signed on its behalf by the undersigned, thereunto duly authorized.


Gottaplay Interactive, Inc.





/s/ John P. Gorst
John P. Gorst
Chief Executive Officer


Dated:            January 12, 2007


SIGNATURES                          TITLE                              DATE
/s/ John P. Gorst                   Chief Executive Officer and
John P. Gorst                       Chairman of the Board              January 12, 2007

/s/ M. Carroll Benton               Chief Financial Officer,           January 12, 2007
M. Carroll Benton                   Chief Administrative Officer,
                                    Secretary, Treasurer and Director

/s/ William M. Wright, III          Chief Operating Officer            January 12, 2007
William M. Wright, III              and Director

/s/Asra Rasheed                     President                          January 12, 2007
Asra Rasheed

/s/Mark H. Levin                    Director                           January 12, 2007
Mark H. Levin

/s/Norm Johnson                     Director                           January 12, 2007
Norm Johnson

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


   Audited Consolidated Financial Statements as of and for the Years Ended September 30, 2006 and 2005


   Index to Consolidated Financial Statements                        F-1

   Independent Auditors' Report                                      F-2

   Consolidated Balance Sheet                                        F-3

   Consolidated Statements of Operations                             F-4

   Consolidated Statements of Stockholder's Deficit                  F-5

   Consolidated Statements of Cash Flows                             F-7

   Notes to Consolidated Financial Statements                        F-8

                                                        LAKE & ASSOCIATES, CPA'S





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Gottaplay Interactive Inc. and Subsidiary



We have audited the accompanying consolidated balance sheets of Gottaplay Interactive Inc., (formerly known as Donobi, Inc.) and Subsidiary as of September 30, 2006 and related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ending September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gottaplay Interactive Inc., (formerly known as Donobi, Inc.) and Subsidiary as of September 30, 2006 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




LAKE & ASSOCIATES CPA'S LLC

BOCA RATON FLORIDA

JANUARY 10, 2007

                                                              225 NE Mizner Blvd
                                                                       Suite 300
                                                       Boca Raton, Florida 33432
                                                             Phone: 561.982.9874
                                                               Fax: 561.982.7985

                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006


                                    Assets

Current assets
    Cash ................................................................     $    61,130
    Accounts receivable, net of $53,807 allowance for doubtful
       accounts .........................................................         181,400
    Work-in-progress ....................................................          11,563
    Prepaid expenses and other current assets ...........................          31,800
    Deferred charges ....................................................          45,000
                                                                              -----------
                    Total current assets ................................         330,893
                                                                              -----------

Fixed assets, net .......................................................         281,876
                                                                              -----------
Other assets
    Intangible assets, net ..............................................       1,052,729
    Deposits ............................................................          13,451
                                                                              -----------
           Total other assets ...........................................       1,066,180
                                                                              -----------

           Total assets .................................................     $ 1,678,949
                                                                              ===========

                                    Liabilities and Stockholders' Deficit

Current liabilities
    Accounts payable ....................................................     $   649,161
    Accounts payable - related parties ..................................          43,326
    Accrued liabilities .................................................         425,889
    Accrued liabilities - related parties ...............................          32,411
    Deferred and prebilled revenues .....................................         251,544
    Convertible debentures ..............................................         465,000
    Current portion of notes payable ....................................         302,040
    Notes and loans payable - related parties ...........................         765,082
    Obligations under capitalized leases ................................          27,046
    Amounts due to other related parties ................................           8,468
                                                                              -----------
           Total current liabilities ....................................       2,969,967
                                                                              -----------
Long-term liabilities
      Long term portion of notes payable ................................          85,234
                                                                              -----------
Total liabilites ........................................................       3,055,201
                                                                              -----------
Stockholders' deficit
    Preferred stock, $0.001 par value, 5,000,000 shares
       authorized, none issued and outstanding ..........................            --
    Common stock, $0.001 par value, 100,000,000 shares
       authorized, 28,893,433 issued and outstanding at
       September 30, 2006 ...............................................          28,893
    Treasury stock ......................................................            (379)
    Additional paid-in capital ..........................................       3,586,369
    Additional paid-in capital - treasury stock .........................         230,614
    Prepaid services paid with common stock .............................      (2,450,000)
    Accumulated deficit .................................................      (2,771,749)
                                                                              -----------
           Total stockholders' deficit ..................................      (1,376,252)
                                                                              -----------

           Total liabilities and stockholders' deficit ..................     $ 1,678,949
                                                                              ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Year ended              Year ended
                                                                  September 30, 2006    September 30, 2005
                                                                  ----------------------------------------
Revenues ................................................          $    464,531           $     96,573
Cost of revenues ........................................               321,735                204,648
                                                                   ------------           ------------
       Loss before operating expenses ...................               142,796               (108,075)
                                                                   ------------           ------------

Operating expenses
    Fulfillment .........................................               225,187                245,626
      Technology and development ........................                77,610                 73,405
      Advertising and marketing .........................                74,984                 41,282
    General and administrative ..........................             1,325,482                107,388
    Officers' compensation ..............................               244,027                149,970
    Related party expenses ..............................               122,477                 47,805
                                                                   ------------           ------------
    Total operating expenses ............................             2,069,767                665,476
                                                                   ------------           ------------
    Loss from operations ................................            (1,926,971)              (773,551)
                                                                   ------------           ------------
Other income (expense)
    Interest income .....................................                 9,243                   --
    Gain on disposition of assets .......................                 4,107                   --
    Other income ........................................                26,349                   --
    Interest expense ....................................               (85,651)               (19,830)
                                                                   ------------           ------------
Total other expense .....................................               (45,952)               (19,830)
                                                                   ------------           ------------
       Net loss before income taxes .....................            (1,972,923)              (793,381)

Provision for income taxes ..............................                  --                     --
                                                                   ------------           ------------
        Net loss ........................................          $ (1,972,923)          $   (793,381)
                                                                   ============           ============

Weighted average shares outstanding of common stock,
basic and diluted .......................................            18,750,333             13,907,500
                                                                   ============           ============


Net loss per common shares outstanding, basic and diluted          $      (0.11)          $      (0.06)
                                                                   ============           ============











The accompanying notes are an integral part of these consolidated financial statements.

                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For the Years ended September 30, 2006 and 2005


                                             Common Stock                   Treasury Stock
                                             ------------                   --------------
                                                                                       Additional
                                                                                        Paid in
                                        Shares           Amount        Amount            Capital
                                     -----------     -----------     -----------     ------------
Balance at  September 30, 2004 ..     13,907,500     $    13,907     $      --       $      --
                                     -----------     -----------     -----------     ------------

Recognition of non-compensated
services ........................           --              --              --              --

Authorization to issue common
stock for services, assets and
prepaid services ................           --              --              --              --

Net loss for the year ended
September 30, 2005 ..............           --              --              --              --

                                     -----------     -----------     -----------     -----------
Balance at September 30, 2005 ...     13,907,500          13,907            --              --
                                     -----------     -----------     -----------     -----------
Issuance of common stock
authorized for issuance in prior
year ............................      3,112,500           3,112            --             --

Recognition of prepaid services
rendered and earned .............           --              --              --              --

Issuance of common stock in
conjunction with settlement of ..
debts ...........................       744,618             745             --              --

Proceeds received from stock
subscription ....................           --              --              --              --

Options granted to employees
(1,250,000) and non-employees
(957,000) .......................           --              --              --              --

Cancellation of shares ..........        (20,000)           (20)            --              --

Effects of reverse merger on
stockholders' deficit pursuant to
merger agreement on
July 24, 2006 ...................      9,028,815           9,029            (379)        230,614

Issuance of common stock for
services and prepaid services ...      2,120,000           2,120            --              --

Net loss for the year ended
September 30, 2006 ..............           --              --              --              --
                                     -----------     -----------     -----------     -----------
Balance at September 30, 2006 ...     28,893,433     $    28,893     $      (379)    $   230,614
                                     ===========     ===========     ===========     ===========

(Continued next page)


                                                      Common        Subscription
                                                      Stock         Receiveable
                                    Additional        Authorized        and                             Total
                                     Paid In             but          Prepaid       Accumulated       Stockholders'
                                     Capital          Unissued        Services        Deficit           Deficit

Balance at  September 30, 2004 ..    $   (12,516)    $      --      $      (300)    $    (5,445)    $    (4,354)
                                     -----------     -----------    -----------     -----------     -----------

Recognition of non-compensated
services ........................        122,500            --             --              --           122,500

Authorization to issue common
stock for services, assets and
prepaid services ................           --             8,184         (3,500)           --             4,684

Net loss for the year ended
September 30, 2005 ..............           --              --             --          (793,381)       (793,381)

                                     -----------     -----------    -----------     -----------     -----------
Balance at September 30, 2005 ...        109,984           8,184         (3,800)       (798,826)       (670,551)
                                     -----------     -----------    -----------     -----------     -----------
Issuance of common stock
authorized for issuance in prior
year ............................         5,072           (8,184)           --              --             --

Recognition of prepaid services
rendered and earned .............           --              --            3,500            --             3,500

Issuance of common stock in
conjunction with settlement of ..
debts ...........................        781,102            --              --             --           781,847

Proceeds received from stock
subscription ....................           --              --              300            --               300

Options granted to employees
(1,250,000) and non-employees
placeholder .....................         32,049            --             --              --            32,049

Cancellation of shares ..........             18            --             --              --                (2)

Effects of reverse merger on
stockholders' deficit pursuant to
merger agreement on
July 24, 2006 ...................       (519,736)           --             --              --          (280,472)

Issuance of common stock for
services and prepaid services ...      3,177,880            --       (2,450,000)           --           730,000

Net loss for the year ended
September 30, 2006 ..............           --              --             --        (1,972,923)     (1,972,923)
                                     -----------     -----------    -----------     -----------     -----------
Balance at September 30, 2006 ...    $ 3,586,369     $      --      $(2,450,000)    $(2,771,749)    $(1,376,252)
                                     ===========     ===========    ===========     ===========     ===========


The accompany notes are an integral part of this consolidated financial statements.

                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year ended             Year ended
                                                                        September 30, 2006     September 30, 2005
                                                                        -----------------------------------------
Increase (Decrease) in Cash
    Net loss ....................................................          $(1,972,923)          $  (793,381)
    Adjustment to reconcile net loss to cash (used) in
        operating activities:
        Depreciation and amortization ...........................              141,628               126,972
        Allowance for bad debts .................................               19,914                  --
        Basis of disposed assets ................................               (4,107)                 --
        Write-down of video game library ........................                 --                  53,108
        Non compensated  services rendered ......................                 --                 122,500
        Share-based compensation for services rendered ..........              765,549                 4,528

           Changes in assets and liabilities:
              Accounts receivable ...............................              (88,328)                 --
             Deposits ...........................................                 --                  (8,376)
             Accounts payable ...................................              200,181               110,789
             Accounts payable - related parties .................              113,221                48,211
             Accrued liabilities ................................              117,183                54,950
             Accrued liabilities - related parties ..............               (8,219)                 --
             Deferred revenue and pre-billed revenue ............              136,265                 4,103
             Other current assets ...............................               10,648                  --
             Prepaid expenses ...................................               (3,434)               (5,250)
                                                                           -----------           -----------
                          Net cash (used) in operating activities             (572,422)             (281,846)
                                                                           -----------           -----------
Cash flows from investing activities
    Cash received from reverse merger ...........................               14,887                  --
    Purchase of equipment and leaseholds ........................               (2,738)              (34,936)
    Purchase of video game library ..............................              (71,927)             (113,854)
    Additions to note receivable ................................                 --                 (15,000)
                                                                           -----------           -----------
               Net cash (used) in investing activities ..........              (59,778)             (163,790)
                                                                           -----------           -----------
Cash flows from financing activities
    Proceeds from notes payable .................................              632,600                (7,250)
    Payments on notes payable ...................................              (95,764)                 --
    Payments on convertible debentures ..........................             (210,000)                 --
    Proceeds from note payable - related parties ................              343,000               150,000
    Payments on notes payable - related parties .................                 --                  (5,000)
    Proceeds from loans - related parties .......................              187,205               338,800
    Payments from loans - related parties .......................             (165,058)              (24,087)
    Payments on capitalized leases ..............................               (6,871)                 --
    Proceeds from stock subscriptions receivable ................                  300                  --
                                                                           -----------           -----------
               Net cash provided by financing activities ........              685,412               452,463
                                                                           -----------           -----------

Net increase in cash ............................................               53,212                 6,827
Cash at beginning of period .....................................                7,918                 1,091
                                                                           -----------           -----------
Cash at end of period ...........................................          $    61,130           $     7,918
                                                                           ===========           ===========

Supplemental disclosures and non-cash investing and financing activities - see
Note 15.

The accompanying notes are an integral part of these consolidated financial statements.

          Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
                   Notes to Consolidated Financial Statements


   Note 1 - Organization and Merger

   On July 24, 2006, Gottaplay Interactive, Inc. ("Gottaplay" and the "Company"), formerly known as Donobi, Inc. ("Donobi"), a publicly held company, merged with Gotaplay Interactive, Inc. ("Gotaplay"), a privately held Nevada corporation pursuant to a Merger Agreement ("Agreement"). In accordance with terms of the Agreement, Donobi was to:

(a.) Execute a one for six reverse stock split, prior to the merger, thereby reducing the number issued and outstanding shares of common stock from 65,619,481 to 10,936,580, and
(b.) Issue 17,744,618 post-reverse split shares of common stock to the former stockholders of Gotaplay after the merger, and (c.) Amend its Articles of Incorporation by changing the name of the Company from Donobi, Inc. to Gottaplay Interactive, Inc., and
(d.) Elect all the former directors of Gotaplay to the board of directors of Gottaplay and have all Donobi's directors resign except for two individuals, one being an officer of the Donobi and now an officer of Gottaplay.

   As a result of the Agreement, the merger transaction was treated for accounting purposes as a "reverse merger", effective July 24, 2006. The legal acquirer is Donobi, Inc. and the accounting acquirer is Gottaplay Interactive, Inc. Accordingly, the consolidated financial statements include:

(a.) The assets, liabilities, and equity of the accounting and the legal acquirer at recorded historical cost,

(b.) The consolidated statements of operations include the operations of the accounting acquirer for the years presented,

(c.) The consolidated statements of operations include the results of operations of the legal acquirer for the period July 24, 2006 to September 30, 2006,

(d.) All common stock issuances of the accounting acquirer prior to the date of merger have been restated from $0.0001 par value to the legal acquirer's par value of $0.001 per share, and

(e.) All commitments and obligations were assumed on the date of merger by the accounting acquirer.

   The merger has been accounted for pursuant to Statement on Financial Accounting Standards ("SFAS") No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" and SFAS No. 141, "BUSINESS COMBINATIONS". However, no goodwill was recognized in this transaction.

ORGANIZATION AND DESCRIPTION OF BUSINESS

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Each division and subsidiary company separately accounts for its operations and transactions and all inter-company and all inter-divisional transactions have been eliminated.

   As a result of this merger there are two distinct operating divisions: (a.) a division operating as an internet service provider ("ISP") and (b.) a division for on-line video game rental service business offered to the general public. The primary core of business will be the on-line video game rental business.

ON-LINE VIDEO GAME RENTAL DIVISION

   The on-line video game rental division began operations in October 2004. The division provides its subscribers access to a comprehensive library of titles via the internets as an alternative to store based gaming rentals. For the standard subscription plan of $20.95 per month, subscribers can generally have up to two titles out at the same time with no due dates, late fees or shipping charges. In addition to the standard plan, the Company offers two other service plans with different price points that allow subscribers to keep either fewer or more titles at the same time. Subscribers select titles at the Company's website, aided by its proprietary recommendation service, and generally receive the video game within three business days by U.S. Postal mail service. The gamers then return the video game at their convenience using the Company's prepaid mailers. After a title has been returned, the Company mails a title from the subscriber's game queue. All of the Company's subscription revenues are generated in the United States of America.

   INTERNET SERVICE PROVIDER DIVISION ("ISP")

   Internet related services including connectivity, web access, web hosting and development, video services, networking and development and design to single and multi-unit residential and business customers across the United States of America, principally in the Northwestern part of the U.S.A.

   YEAR-END AND DOMICILE

   The Company and its wholly owned subsidiaries adopted September 30th as its fiscal year end and are domiciled in Nevada.

Note 2 - Accounting Policies

ACCOUNTING PRINCIPLES

   The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

PRINCIPLE OF CONSOLIDATION

   The financial statements include the accounts of Gottaplay Interactive, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investee and which do no have readily determinable fair values are accounted for under the cost method.

MANAGEMENT'S USE OF ESTIMATES AND ASSUMPTIONS

   The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Examples, though not exclusive, include estimates and assumptions of: loss contingencies; depreciation or amortization of the economic useful life of an asset; stock-based compensation forfeiture rates; estimating the fair value and/or goodwill impairment; potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; and determining when investment impairments are other-than- temporary. Actual results may differ from those estimates and assumptions.

RECLASSIFICATIONS

   Certain amounts reported in previous periods have been reclassified to conform to the Company's current period presentation.

REVENUE RECOGNITION AND DEFERRED REVENUES

   In accordance with the SEC's Staff Accounting Bulletin No. 104, "REVENUE RECOGNITION", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. A summary of each operating division's revenue recognition procedures follows:

On-Line Video Game Rental Division

   The Company charges $1 for an initial ten-day trial period. At any time during the initial ten-day period, a new subscriber has the right to rescind their agreement, but will not receive credit for the $1 charge.

   If the subscriber does not cancel during the ten day period, the Company will charge his credit card account according to the plan selected by the subscriber, until the subscriber cancels his subscription. The Company recognizes subscription revenue ratably during each subscriber's monthly subscription period. For financial reporting purposes, the Company allocates subscription fees over the number of days in the month for which the fee was charged.

   As of September 30, 2006, the Company reported $4,482 of deferred revenue, which will be fully recognized in the month of October 2006. All authorized refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of used video games will be recorded upon shipment.

ISP Division

   Internet related revenues are recorded when they are rendered and earned. Revenues from support and maintenance contracts are recognized over the term of the contract. Revenues are recognized when the products are shipped. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. At September 30, 2006, the Company reported deferred revenues and pre-billed revenues of $247,062, of which a significant portion will be fully recognized in the month of October 2006.

   The Company follows the percentage of completion method of accounting for contracts. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset in the accompanying consolidated balance sheet.

COST OF REVENUE

   Cost of revenues consists primarily of material costs, direct labor, depreciation and related expenses, which are directly attributable to the manufacture of products and the provision of services

CASH, CASH EQUIVALENTS AND FINANCIAL INSTRUMENTS

   The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short term investments.

ACCOUNTS RECEIVABLE

   Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements' assessment of known requirements, aging of receivables, payment history, the customer's current credit worthiness and the economic environment. As of September 30, 2006, the Company recognized an allowance for doubtful accounts of $53,808.

CONCENTRATIONS

   The Company maintains its cash in bank deposit accounts, which at time may exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

   The Company paid one vendor, critical to the ISP division's operation, approximately $72,000 for the period July 24, 2006 to September 30, 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS

   Financial instruments consist principally of cash, accounts and related party receivables, trade and related party payables, accrued liabilities, short-term obligations and notes receivable. The carrying amounts of such financial instruments in the accompanying consolidated balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

LOSS PER COMMON SHARE

   Basic loss per common share is provided in accordance with SFAS 128, "EARNINGS PER SHARE." Basic loss per common share is computed by dividing the net loss available to the shareholders of common stock by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti-dilutive.

SHARE-BASED PAYMENTS

   In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R), "SHARE-BASED PAYMENT", which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard replaces SFAS No. 123 and supercedes Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK-BASED COMPENSATION". This standard requires a public entity to measure the cost of employee services, using an option-pricing model, such as the Black-Scholes Model, received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB No. 25. Shares of commons stock issued for services rendered by a third party are recorded at fair market value, generally the quote at the close of market trading on the day for issuance of the stock.

DIVIDENDS

   The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

COMPREHENSIVE LOSS

   The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

ADVERTISING EXPENSES

   Advertising costs are expensed as incurred. For the years ended September 30, 2006 and 2005 advertising expenses totaled $7,523 and $2,735, respectively.

SEGMENT REPORTING

   The Company follows SFAS No. 130, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did have two separately reportable operating segments as of September 30, 2006.

INCOME TAXES

   The Company follows SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the consolidated financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

    Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

VIDEO GAME LIBRARY

   The Company records the purchase of new and/or used video games at cost. It depreciates the video game library, less estimated salvage value of $1.00 per video game, on a "sum-of-the-months" accelerated basis over the estimated economic useful life of each title. The economic useful life of a new release video game is estimated to be one year. In estimating the economic useful life of its video game library, the Company considers the potential utilization, damage and loss. Depreciation expense for the years ended September 30, 2006 and 2005 was $95,176 and $119,861, respectively.

PROPERTY AND LEASEHOLD IMPROVEMENTS

   Property is recorded at cost. The cost of maintenance and repairs of equipment is charged to operating expense when incurred. Depreciation and amortization is determined based upon the assets' estimated useful lives, and is calculated on a straight-line basis when the asset is placed in service. When the Company sells, disposes or retires equipment or replaces a leasehold improvement, the related gains or losses are included in operating results. Property is depreciated over five or seven years and begins when it is placed in service.

   Leasehold improvements are recorded at cost and are amortized over the remaining lease term.

   Depreciation and amortization expense for the years ended September 30, 2006 and 2005 was $26,087 and $1,986, respectively.

INTANGIBLE ASSETS AND SOFTWARE

   Intangible assets consist of goodwill, customer lists and non-compete covenants. The Company does not amortize goodwill in accordance with SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". The Company assesses goodwill and customer lists for impairment annually. The annual testing for fiscal year ended September 30, 2006, resulted in no impairment of intangible assets. If an event occurs or circumstances change that would more likely than not reduce the fair value of an intangible asset below its carrying value, an evaluation for impairment will be conducted between annual tests.

   Customer lists, consisting of acquired subscriber bases, are amortized over 15 years and non-compete covenants are amortized over the contractual life/term of the non-compete period.

   Software applications are recorded at cost is amortized over sixty months.

   Amortization expense for the years ended September 30, 2006 and 2005 was $20,365 and $5,125, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

   In accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

RELATED PARTIES

   Related parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships and is further described in Note 7.

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

   In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "ACCOUNTING CHANGES AND ERROR CORRECTIONS." This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, "ACCOUNTING CHANGES," which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management has adopted these provisions.

   In February 2006, the FASB issued SFAS Statement No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "APPLICATION OF STATEMENT 133 TO BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS." This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

   In July 2006, the FASB issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company continues to evaluate the impact of FIN 48 which is to be adopted effective December 15, 2006.

   In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"). While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is required to be adopted effective January 1, 2008 and the Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

   In September 2006, the FASB issued SFAS No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. The funded status of a plan is measured as the difference between plan assets at fair value and the benefit obligation, which is represented by the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans. SFAS 158 requires the recognition, as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost in accordance with existing accounting principles. Amounts required to be recognized in accumulated other comprehensive income, including gains and losses and prior service costs or credits are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of existing accounting principles. In addition, SFAS 158 requires plan assets and obligations to be measured as of the date of the employer's year-end statement of financial position as well as the disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year from the delayed recognition of the gains or losses and prior service costs or credits.

   The Company is required to adopt those provisions of SFAS 158 attributable to the initial recognition of the funded status of the benefit plans and disclosure provisions as of December 31, 2006. Those provisions of SFAS 158 applicable to the amortization of gains or losses and prior service costs or credits from accumulated other comprehensive income to the net periodic benefit cost are required to be applied on a prospective basis effective January 1, 2007. The Company is still in the process of evaluating the impact, if any, of SFAS 158. However, the Company does not anticipate that the adoption of SFAS 158 will have any impact on its consolidated financial statements.

Note 3 - Going Concern and Management's Plan

   The Company's consolidated financial statements as of and for the periods ended September 30, 2006 and 2005 have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had net losses of $1,972,923 and $793,381 and negative cash flows from operations of $572,422 and $281,846 for fiscal years ended September 30, 2006 and 2005, respectively. At September 30, 2006, the Company had a working capital deficit of $2,639,074 and a stockholders' deficit of $1,376,252. The accompanying consolidated financial statements do not include any adjustments that might result from the ultimate outcome of these risks and uncertainties. As of September 30, 2006, the Company's working capital deficit may not enable it to meet certain financial objectives as presently structured.

   The rate at which the Company expends it financial resources is variable, may be accelerated, and will depend on many factors. In order to obtain the necessary operating and working capital, the Company is seeking either public or private equity investors and/or private debt financing. There can be no assurance that such additional funding, if any, will be available on acceptable terms. The Company's continued existence as a going concern is completely dependent upon its ability to grow sales and to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient short-term financing it would be unlikely for the Company to continue as a going concern.

Note 4 - Intangible Assets

   The Company has the following intangible assets as of September 30, 2006:

                                                           Amount
                                                    -------------------
       Customer lists                            $             934,602
       Purchase contracts                                       79,399
       Covenants not to compete                                 15,500
       Goodwill                                                188,594
       Organizational costs                                      1,009
                                                    -------------------
                                                             1,219,104
       Less: accumulated amortization                          166,375
                                                    -------------------
       Intangible assets, net                    $           1,052,729
                                                    ===================

Note 5 - Fixed Assets

   The Company has the following fixed assets as of September 30, 2006:

                                                               Amount
                                                     -------------------
        Video Game Library                       $             222,752
        Vehicles                                                12,983
        Computers and software                                 547,256
        Leasehold improvements                                  15,854
        Furnishings                                            104,814
                                                    -------------------
                                                               903,659
        Less: accumulated depreciation
        and amortization                                       621,783
                                                    -------------------
        Fixed assets, net                        $             281,876
                                                    ===================

Note 6 - Accrued Liabilities

   Accrued liabilities consist of the following at September 30, 2006:

                                                               Amount
                                                     -------------------

        Payroll, vacations and related           $             153,609
        Payroll taxes                                           65,379
        Business taxes                                          47,418
        Other expenses                                          36,486
        Interest                                               122,997
                                                    -------------------
        Total Accrued Liabilities                $             425,889
                                                    ===================

Note 7 - Related Party Transactions

   As of and for the year ended September 30, 2006, the Company had the following transactions with related parties:

a A public company, managed, directed and partially owned by two of the officers, stockholders and directors of the Company. Accounts payable - trade and accrued expenses totaling $36,110. In addition, at September 30, 2006, the public company owes the Gottaplay $7,354 for networking services. The Company is also committed to a forty-eight month operating lease for personal property with this party public company. See "personal property" in Note 16 for details of the lease. During fiscal year ended September 30, 2006, Gottaplay received services from the public company totaling $122,477.

   The Company also owes $7,500 to the public company on an open account and payable on demand.

   As of July 17, 2006, the Company owed the public company a total of $469,466 in the form of a promissory note, accounts payable, accrued interest and loans. These debts were converted into 447,111 shares of common stock. The value of the stock was determined on the date of conversion at the close of trading, which was $1.05 per share.

b Three entities are owed $765,082. These notes and loans are all considered as a current liability. Applicable interest rates range from 4.00% to 18%, and the details of the related party obligations are: (i.)Note payable for $55,982 to a Director of the Board, 9.5% interest, unsecured, (ii.), Note payable for $59,000 to an officer of the Company, 18% interest, secured with personal property, and (iii.) Notes and loans totaling $650,100 to an investor/stockholder, 4% interest on the notes, and all debt is unsecured.

c A private company owned and managed by two of the Company's officers and stockholders: The amount due is $8,715. This amount is unsecured, non-interest bearing and due on demand.

d Two officers/stockholders, for an aggregate amount of $6,971. These obligations are unsecured, without interest and due on demand.


Note 8 - Notes Payable and Other Loans


   The Company has nine notes payable at September 30, 2006 totaling $387,274. These notes bear interest ranging from 7.79 % to 18.0% per annum. Three notes, totaling $63,376, are collateralized by personal property of the Company, and six notes totaling $323,899, do not carry any collateral. The long-term portion of these notes is estimated at $85,234.

   Estimated future minimum principal maturities are:

        Fiscal Years Ended September 30:                Amount
                                                     ----------------
                      2007                       $      62,088
                      2008                              23,146
                                                    ----------------
                                                 $      85,234
                                                    ================

   Note 9 - Secured Convertible Debentures

   In April 2005, the Company issued a total of $700,000 of 6% secured convertible debentures, under two separate private financing transactions. Both debentures are secured by certain assets and property of the Company. Pursuant to terms of these debentures, the Company, in anticipation and the consummation of any merger agreement, must place into escrow 1,916,667 shares of $0.001 par value common stock, which upon the effective date of merger, and will deliver said shares of common stock to the holder of Debentures A and B . Conversion terms of each of the private financing transactions, are as follows:

   DEBENTURE A - $699,600. The conversion price for this debenture in effect on any conversion date shall be the lesser of (a) one hundred twenty percent (120%) of the average closing bid price per share of the common stock during the five
(5) trading days immediately preceding the closing date (the "fixed conversion price"); and, (b) ninety percent (90%) of the lowest bid price per share of the common stock during the fifteen (15) trading days immediately preceding the conversion date (the "floating conversion price"). The maturity date of this debenture is April 11, 2007.

   DEBENTURE B - $400. The conversion price for this debenture in effect on any conversion date shall be $0.001 (the "conversion price"). The maturity date for this debenture is April 11, 2008.

   As of September 30, 2006, the Company owes $464,600 on Debenture A, and $400 on Debenture B. However, on October 18, 2006 both debentures plus accrued interest were paid in full and the 1,916,667 shares of common stock held in escrow were also assigned to investor group on October 2006. See also Note 17.

Note 10 - Capitalized Lease Obligations

   The Company is leasing various equipment under three non-cancelable capital leases that expire at various dates through September 2007. The total obligation under the capital leases has been recorded in the accompanying consolidated balance sheet at the net present value of the future minimum lease payments, discounted at an interest rate of 10%. The net book value of capitalized equipment was approximately $77,000 at September 30, 2006.

    Minimum future obligations                        $        28,588
    Less amount representing interest                           1,542
                                                          ------------
    Present value of net minimum obligation           $        27,046
                                                          ============

   Note 11 - Stockholders' Deficit, Options and Warrants

PREFERRED STOCK

   The Company is authorized to issue 5,000,000 shares of its $0.001 par value preferred stock. As of September 30, 2006, no shares are issued and outstanding.

COMMON STOCK

   The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock. This class of stock allows a stockholder one vote for each share of common stock held.

   As of September 30, 2006, the issued and outstanding shares of the Company's $0.001 par value common stock were 28,893,433 shares.

TREASURY STOCK

   The Company has 5,417 shares of common stock in treasury. These shares have a cost basis of $379, or approximately $0.42 per share.

OPTIONS

   During fiscal year ended September 30, 2006, the Company granted 2,207,000 options, each with an exercise price of $0.50 per share, and all options will expire in February 2016. Each optionee was fully vested at the grant date. Options were granted as follows to: (a.)Three employees - 1,250,000; (b.) A director - 500,000; and, (c.) Non-employees - 457,000.

   These options were recognized in the accompanying consolidated financial statements in accordance with SFAS 123R and valued using the Black-Scholes option pricing model with a total expense of $32,049.

   No options were exercised during the fiscal year. Accordingly 2,207,000 were outstanding as of September 30, 2006.

WARRANTS

   During the fiscal year ended September 30, 2006, the Company granted 922,309 warrants to purchase shares of common stock. These warrants were issued in conjunction with the terms of certain debts which were either converted into shares of common stock on July 17, 2006, or in consideration for extending the due date on a certain promissory note. The warrants carry exercise prices ranging between $1.00 and $1.50 per share and will expire in May 2007 and July 2007. As of September 30, 2006, there were 922,309 warrants outstanding.

   Note 12 - Segment Reporting

   The Company operates in two principal business segments, as more fully describe in Note 1. The following table sets forth the information for the Company's reportable segments and a reconciliation for the year ended September 30, 2006. The Company did not have operating segments in fiscal 2005.

                                                     Internet Service
                                     On-line Game        Provider
                                   Rental Division       Division          Totals
                                   -------------------------------------------------------
Net sales ...................      $   127,257       $   337,274       $   464,531
Cost of sales ...............          150,598           171,137           321,735
Interest expense ............           66,009            19,642            85,651
Depreciation and amortization           95,176            20,365           115,541
Corporate and other expense .        1,698,706           215,821         1,914,527
Loss from segment operations        (1,883,232)          (89,691)       (1,972,923)

Capitalized expenditures ....           71,927             2,737            74,664
Assets ......................          120,315         1,558,634         1,678,949

   Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income or loss based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

   Because of the Company's integrated business structure, operating costs of one segment may directly or indirectly benefit the other segment. Therefore, these segments are not designed to precisely measure operating income or loss directly related the products included in each segment. As inter-segment costs are incurred in the future, management will accordingly recognize or estimate the alignment of these certain costs, and plan to evaluate the alignments on a regular basis.

   The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 2.

   Note 13 - Income Taxes

   Deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases of assets and liabilities using enacted tax rates. The following is a reconciliation of the Federal and state statutory income tax amount to the provision for income taxes for the year ended September 30, 2006:



 Tax benefit at federal and state statutory rates at 35%     $         (684,000)
 Permanent differences                                                    17,000
 Temporary differences                                                   312,000

 Other                                                                   (4,500)
                                                                ----------------
                                                                       (359,500)
 Increase in valuation allowance                                         359,500
                                                                ----------------
                                                             $                --
                                                                ================


   The significant components of the Company's deferred tax at September 30, 2006 are as follows:


  Deferred tax assets:
    Net operating loss carryforwards                              $     565,000
    Deferred and pre-billed revenues                                     88,000
    Accrued vacation benefits                                            25,000
    Accrued taxes                                                           500
    Basis of disposed assets                                              4,000
    Depreciation                                                         62,000
                                                                 ---------------
    Total deferred tax assets                                           744,500
                                                                 ---------------
  Deferred tax liabilities:
    Amortization                                                         71,000
                                                                 ---------------
    Total deferred tax liabilities                                       71,000
                                                                 ---------------
  Net deferred tax assets before valuation allowance                    673,500
  Less: Valuation allowance                                           (673,500)
                                                                 ---------------
                                                                   $        --
                                                                  ==============

   For the year ended September 30, 2006, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2006, the Company had approximately $1,615,000 of net operating losses available to offset future federal and state taxable income. The net operating loss carryforwards, if not utilized, will begin to expire in 2024. Utilization of these carryforwards is significantly dependent on future taxable income, and, any future tax benefit may be further limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code, Section 382.

   For financial reporting purposes, the Company has incurred a loss since its inception and based on the available objective evidence, including the Company's history of losses, management conservatively believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2006.

Note 14 - Employee Retirement Plan

   On July 7, 2004, the legal acquirer adopted a 401(K) & Profit Sharing Plan. The plan is primarily funded by voluntary employee contributions. The Company may, at the sole discretion of the Trustees, contribute stock or cash to the profit sharing plan.

Note 15 - Supplemental Cash Flow Information

   Supplemental disclosures of cash flow information for the years ended September 30, 2006 and 2005, respectively, are summarized as follows:

   NON-CASH INVESTING AND FINANCING

   Non-cash investing and financing activities included the following for the years ended:


                                                                                 September 30,
                                                                             2006             2005
                                                                         -------------    ------------
Net assets received from reverse merger ............................     $  280,475      $  --
Convert  notes  payable,  accounts  payable and accrued  liabilities
   into shares of common stock .....................................        781,848         --
Issuance of common stock recorded as prepaid service
   compensation in conjunction with services to be rendered by
   non-employees ...................................................      3,000,000         --
Convert amounts due to related party into a promissory note payable         333,837         --
Convert accounts payable due to related party into amended
   promissory note payable .........................................         57,859         --
Issuance of shares of common stock and promissory notes for
  acquisitions of internal use software and video game library disks             --       139,000



   SUPPLEMENTAL CASH FLOWS INFORMATION

   For the years ended, the Company paid cash for:

                                      September 30,
                                   2006             2005
                               -------------    --------------
Interest                          $ 4,979            $ --
Taxes                                  --              --

   Note 16 - Commitments and Contingencies

   FACILITIES

   The Company conducts a substantial portion of its operations utilizing leased facilities. The Company is obligated on three:

a.) one for its corporate headquarters located in Gig Harbor, Washington, b.) one distribution center located in the Anaheim, California, and c.) a operational facility located in Bremerton, Washington.

   Future minimum operating lease payments are:

                                               Years ending September 30:
                                            ---------------------------------
                                            2007                  $   97,000
                                            2008                      39,400
                                            2009                      13,900
                                            2010                          --
                                                                  -----------
                                                                   $ 150,300
                                                                  ===========

   For the years ended September 30, 2006 and 2005, rental expense totaled approximately $93,500 and $42,700, respectively.

   PERSONAL PROPERTY

   The Company entered into a personal property lease for a term of forty-eight months with a related party. The Company is leasing computers, printers and other technology equipment necessary to conduct the day-to-day operations. Terms require a base rent of approximately $735 per month and applicable sales taxes.

Rents may increase from time to time due to the Company needing additional equipment as it expands its operations and network of distribution centers. (See also Note 7a.)

   Future minimum operating lease payments are:

                                               Years ending September 30:
                                            ---------------------------------
                                                2007           $    8,800
                                                2008                8,800
                                                2009                7,500
                                                2010                  --
                                                                  --------
                                                                 $ 25,100
                                                                  ========

   For the periods ended September 30, 2006 and 2005, rental expense for personal property was approximately $8,000 and $1,500 respectively.

   INDEPENDENT CONTRACTORS

   During the year ended September 30, 2006 and to the date of this report, the Company has utilized continuing and recurring services of several independent contractors. Generally, these contractors' agreements are short term and subject to successive automatic renewal provisions. There are approximately eight contractors at any one time and are paid between $2,500 per month and $4,000. In the opinion of management, these individuals are not employees.

   COMMITMENTS FOR DISTRIBUTION CENTERS

   The Company generally enters into contractual arrangements with independent entities for the regional distribution of video games to its customers and receives into inventory when returned. Each agreement is essentially the same and generally has the following terms:

a  Monthly payments of approximately $2,500,

b Six-month duration, with an automatic successive renewal provision for six months, and

c Notification of termination by either party must be in writing and submitted 30 days prior to the end of term.

   Total monthly distribution contractor fees approximate $10,100.

   LITIGATION AND CLAIMS

   The Company is subject to several other legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Company may be required to record either more or less litigation related expense.

   It is management's opinion that none of the open matters at September 30, 2006, nor to January 10, 2007, will have a material adverse effect on the Company's financial condition or operations.

   CONSULTING AGREEMENT

   On July 25, 2006, The Company entered into a one year consulting agreement with an investor relations firm. Duties of the consultant are to assist the Company in raising capital, developing and implementing corporate strategies, introducing the Company to new financial communities, and represent the Company in investors' communications and public relations.

   The Company issued 2 million shares of par value common stock per terms of the agreement. The stock was valued at $1.50 per share at the close of market on July 25, 2006. In addition, if the Consultant introduces the Company to a lender
or an equity purchaser and ultimately causes financing, it may also earn a "finder's fee" fee equal to 5% of gross funding received by the Company. The fee is payable in cash.

   EMPLOYMENT AGREEMENT

   The Company has an employment agreement with a corporate officer which was executed on the effective date of the merger. Terms require a base salary of $123,600 per year, plus traditional company benefits, for a minimum of two (2) years. Employee is also eligible for bonuses at the discretion of the compensation committee.

   The agreement also provides for an issuance of common stock warrants. These warrants have not been granted as of the date of this report and the number of warrants to be granted have not yet been determined. Additional terms of a future grant, state that these warrants may be exercised at any time, no earlier than 12 months from the issuance date and no later than 60 months from the anniversary date of the grant. The warrants would also vest immediately.

Note 17 - Subsequent Events

   PRIVATE PLACEMENT FINANCING

   In October 2006, the Company consummated a private placement financing agreement with four investors for a total of $1,250,000, of which these funds will be distributed over two phases. The Company received in October and November 2006 $312,500 for the first phase, in the form of four convertible secured 9% promissory notes. These obligations are due within one year of each note's issuance and are convertible into 250,000 shares of par value common stock, valued at $1.25 per share. In conjunction with these notes, the Company granted warrants, with terms as follows:

a 250,000 warrants exercisable within two years from the date of grant at $1.50 per share, and

b 250,000 warrants exercisable within three years from the date of grant at $2.50 per share.

   The Company has also received $155,500 which will be applicable to the second level of funding under this financial arrangement.

   SECURED CONVERTIBLE DEBENTURES

   In October 2006, the Company paid off the 6% secured convertible debentures, plus the accrued interest, with borrowings from certain investors. As part of the payoff, the investors were also issued the 1,916,667 shares of common stock held in escrow for the benefit of the debenture holders until the debentures, plus accrued interest were fully paid off.