Form 10KSB/A
period 2006-09-30
Gottaplay Interactive, Inc.
filed 2007-01-16
CIK 831232

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  UNITED STATES
                                   FORM 10-KSB/A



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

ITEM 13.          EXHIBITS

   31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Acti of 2002.

   31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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