Form 10QSB
period 2006-12-31
Gottaplay Interactive, Inc.
filed 2007-02-14
CIK 831232

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended December 31, 2006.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

                         Commission file number 33-20783-D
                                 ---------------
                           GOTTAPLAY INTERACTIVE, INC.
                                 ---------------

             (Exact name of registrant as specified in its charter)

    NEVADA                                            20-1645637
(State or Other Jurisdiction
 of Incorporation or Organization)         (IRS Employer Identification No.)

                         3226 ROSEDALE STREET, SUITE 200
                         GIG HARBOR, WA                   98335
                (Address of Principal Executive Office)(Zip Code)

                             (253) 853-4145
                          (Registrant's telephone
                          number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $0.001 Par Value 30,876,890 as of February 14, 2007.

   Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X]





PART I         FINANCIAL INFORMATION...........................................................................................3
-------        ---------------------

   ITEM 1         CONSOLIDATED CONDENSED FINANCIAL STATEMENTS OF GOTTAPLAY INTERACTIVE, INC....................................3
   -------        ----------------------------------------------
                  CONSOLIDATED CONDENSED BALANCE SHEETS........................................................................3
                  ------------------------
                  COLSOLIDATED CONDENSED STATEMENTS OF OPERATIONS..............................................................4
                  ----------------------------------
                  CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT....................................................5
                  --------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS..............................................................6
                  ----------------------------------
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.........................................................7
                  ---------------------------------------
   ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................15
   -------        -------------------------------------------------------------------------------------
   ITEM 3.        CONTROLS AND PROCEDURES.....................................................................................24
   --------       -----------------------

PART II.          OTHER INFORMATION...........................................................................................24
--------          -----------------

   ITEM 1.        LEGAL PROCEEDINGS...........................................................................................24
   -------        -----------------
   ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.................................................25
   -------        -----------------------------------------------------------
   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.............................................................................25
   -------        -------------------------------
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................................25
   -------        ---------------------------------------------------
   ITEM 5.        OTHER INFORMATION...........................................................................................25
   -------        -----------------
   ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K............................................................................25
   -------        --------------------------------
   SIGNATURES.................................................................................................................26
   ----------

PART I          FINANCIAL INFORMATION

Item I          Consolidated Condensed Financial Statements of Gottaplay
                Interactive, Inc.

                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
                      Consolidated Condensed Balance Sheets

                                                                               December 31, 2006      September 30, 2006
                                                                                 (Unaudited)
                                                                            ---------------------   ---------------------
                                    Assets
Current assets
    Cash ................................................................          $    83,536           $    61,130
    Accounts receivable, net of $49,157 allowance for doubtful
       accounts .........................................................              165,302               181,400
    Work-in-progress ....................................................                2,426                11,563
    Prepaid expenses and other current assets ...........................               26,414                31,800
    Deferred charges ....................................................               45,000                45,000
                                                                                   -----------           -----------
           Total current assets .........................................              322,678               330,893
                                                                                   -----------           -----------
Fixed assets, net of $688,979 of accumulated depreciation ...............              338,937               281,876
                                                                                   -----------           -----------
Other assets
    Intangible assets, net of $186,622 of accumulated
       amortization......................................................            1,032,481             1,052,729
    Deposits ............................................................               13,451                13,451
                                                                                   -----------           -----------
           Total other assets ...........................................            1,045,932             1,066,180
                                                                                   -----------           -----------
           Total assets .................................................          $ 1,707,547           $ 1,678,949
                                                                                   ===========           ===========
                                    Liabilities and Stockholders' Deficit
Current liabilities
    Accounts payable ....................................................          $   675,055           $   649,161
    Accounts payable - related parties ..................................               59,115                43,326
    Accrued liabilities .................................................              392,403               425,889
    Accrued liabilities - related parties ...............................               39,580                32,411
    Deferred and prebilled revenues .....................................              254,461               251,544
    Convertible debentures ..............................................                 --                 465,000
    Current portion of notes payable ....................................              292,139               302,040
    Convertible notes payable, net of $327,600 unamortized
       discount..........................................................              214,900                  --
    Notes and loans payable - related parties ...........................              431,484               765,082
    Obligations under capitalized leases ................................               20,300                27,046
    Amounts due - related parties .......................................                8,108                 8,468
                                                                                   -----------           -----------
           Total current liabilities ....................................            2,387,545             2,969,967
                                                                                   -----------           -----------
Long-term liabilities
    Long term portion of notes payable ..................................               80,000                85,234
                                                                                   -----------           -----------
           Total liabilities ............................................            2,467,545             3,055,201
                                                                                   -----------           -----------
Stockholders' deficit
    Preferred stock, $0.001 par value, 5,000,000 shares
       authorized, none issued and outstanding ..........................                 --                    --
    Common stock, $0.001 par value, 100,000,000 shares
       authorized, 30,810,100 shares issued and 30,806,690
       shares outstanding ...............................................               30,810                28,893
    Treasury stock ......................................................               (7,879)                 (379)
    Additional paid-in capital ..........................................            4,725,790             3,586,369
    Common stock authorized, but unissued ...............................              100,000                  --
    Additional paid-in capital - treasury stock .........................              230,614               230,614
    Prepaid services paid with common stock .............................           (1,700,000)           (2,450,000)
    Accumulated deficit .................................................           (4,139,333            (2,771,749)
                                                                                   -----------           -----------
           Total stockholders' deficit ..................................             (759,998)           (1,376,252)
                                                                                   -----------           -----------
           Total liabilities and stockholders' deficit ..................          $ 1,707,547           $ 1,678,949
                                                                                   ===========           ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
                 Consolidated Condensed Statements of Operations
                                    (Unaudited)

                                                                Three months ended       Three months ended
                                                                 December 31, 2006        December 31, 2005
                                                                --------------------------------------------

Revenues ................................................          $    502,896           $     23,859
Cost of revenues ........................................               291,077                 38,801
                                                                   ------------           ------------
       Loss before operating expenses ...................               211,819                (14,942)
                                                                   ------------           ------------
Operating expenses
    Fulfillment .........................................               104,105                 87,136
    Technology and development ..........................                21,488                 13,500
    Advertising and marketing ...........................               147,798                 35,378
    General and administrative ..........................             1,063,349                 20,267
    Officers' compensation ..............................                97,984                 38,979
    Related party expenses ..............................                35,539                 86,108
                                                                   ------------           ------------
    Total operating expenses ............................             1,470,263                281,368
                                                                   ------------           ------------
       Loss from operations .............................            (1,258,444)              (296,310)
                                                                   ------------           ------------
Other income (expense)
    Interest income .....................................                 9,886                    323
    Gain on disposition of assets .......................                  --                    3,391
    Other income ........................................                 2,060                   --
    Interest expense ....................................              (121,086)               (13,699)
                                                                   ------------           ------------

Total other expense .....................................              (109,140)                (9,985)
                                                                   ------------           ------------
       Net loss before income taxes .....................            (1,367,584)              (306,295)

Provision for income taxes ..............................                  --                     --
                                                                   ------------           ------------
       Net loss .........................................          $ (1,367,584)          $   (306,295)
                                                                   ============           ============
Weighted average shares outstanding of common stock,
         basic and diluted ..............................            30,453,191             14,946,837
                                                                   ============           ============

Net loss per common shares outstanding, basic and diluted          $      (0.05)          $      (0.02)
                                                                   ============           ============








The accompanying notes are an integral part of these consolidated condensed financial statements.

                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
            Consolidated Condensed Statement of Stockholders' Deficit
                  For the three months ended December 31, 2006
                                   (Unaudited)

                                                  Common Stock                          Treasury Stock
                                                                                                      Additional         Additional
                                                                                                       Paid-In            Paid in
                                        Shares                    Amount            Amount             Capital            Capital
                                      ------------           ------------          ----------      ---------------     -------------

Balance at September 30, 2006 ....         28,893,433         $    28,893        $      (379)        $   230,614        $ 3,586,369
                                           ----------          ----------         -----------         -----------        -----------
Allocation of discount on
convertible notes payable ........               --                  --                 --                  --              407,419

Recognition of prepaid services
rendered and earned ..............               --                  --                 --                  --                 --

Issuance of common stock in
conjunction with settlement of
debts ............................          1,916,667               1,917               --                  --              732,002

Exercise of 40,000 warrants; stock
unissued .........................               --                  --                 --                  --                 --

Treasury shares purchased ........             (3,410)               --               (7,500)               --                 --

Net loss for the three months
ended, December 31, 2006 .........               --                  --                 --                  --                 --
                                           ----------          ----------        -----------         -----------        -----------
Balance at December 31, 2006 .....         30,806,690         $    30,810        $    (7,879)        $   230,614        $ 4,725,790
                                           ==========          ==========         ===========         ===========        ===========

(Table Continued Below)

(Continued From the Table Above)

                                           Common
                                            Stock
                                          Authorized                                                     Total
                                             but               Prepaid          Accumualted           Stockholders'
                                           Unissued            Services           Deficit               Deficit
                                       --------------        -----------        -----------           -------------
Balance at September 30, 2006 ....        $      --          $(2,450,000)        $(2,771,749)        $(1,376,252)
                                          -----------        -----------         -----------         -----------
Allocation of discount on
convertible notes payable ........               --                 --                  --               407,419

Recognition of prepaid services
rendered and earned ..............               --              750,000                --               750,000

Issuance of common stock in
conjunction with settlement of
debts ............................               --                 --                  --               733,919

Exercise of 40,000 warrants; stock
unissued .........................            100,000               --                  --               100,000

Treasury shares purchased ........               --                 --                  --                (7,500)

Net loss for the three months
ended, December 31, 2006 .........               --                 --            (1,367,584)         (1,367,584)
                                          -----------        -----------         -----------         -----------
Balance at December 31, 2006 .....        $   100,000        $(1,700,000)        $(4,139,333)        $  (759,998)
                                          ===========        ===========         ===========         ===========


The accompanying notes are an integral part of this consolidated condensed financial statement.

                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                        Three months ended      Three months ended
                                                                         December 31, 2006       December 31, 2005
                                                                       --------------------    ----------------------
Increase (Decrease) in Cash
    Net loss ....................................................          $(1,367,584)          $  (306,295)
    Adjustment to reconcile net loss to cash (used) in
          operating activities:
        Depreciation and amortization ...........................               87,442                31,437
        Gain on disposition of assets ...........................                 --                  (3,391)
        Amortization of discounts ...............................               79,819                  --
        Amortization of prepaid expenses ........................              750,000                  --
        Share-based compensation for services rendered ..........                 --                   3,500

           Changes in assets and liabilities:
             Accounts receivable ................................               16,098                  --
             Accounts payable ...................................               25,890                29,154
             Accounts payable - related parties .................               15,789                22,032
             Accrued liabilities ................................               29,600                15,909
             Accrued liabilities - related parties ..............                7,170                10,511
             Deferred revenue and pre-billed revenue ............                2,918                 4,376
             Other current assets and prepaid expenses ..........               14,525               (10,323)
                                                                           -----------           -----------
               Net cash (used) in operating activities                        (338,333)             (203,090)
                                                                           -----------           -----------
Cash flows from investing activities
    Purchase of DVD library .....................................             (124,255)              (29,695)
                                                                           -----------           -----------
               Net cash (used) in investing activities ..........             (124,255)              (29,695)
                                                                           -----------           -----------
Cash flows from financing activities
    Proceeds from convertible notes payable .....................              542,500               205,000
    Payments on notes payable ...................................              (15,135)               (1,500)
    Payments on notes payable - related parties .................             (128,125)                 --
    Payments on capitalized leases ..............................               (6,746)                 --
    Proceeds from exercise of warrants ..........................              100,000                  --
    Purchase treasury stock .....................................               (7,500)                 --
    Proceeds from loans - related parties .......................                 --                 154,844
    Payments from loans - related parties .......................                 --                (111,190)
                                                                           -----------           -----------
               Net cash provided by financing activities ........              484,994               247,154
                                                                           -----------           -----------

Net increase in cash ............................................               22,406                14,369
Cash at beginning of period .....................................               61,130                 7,918
                                                                           -----------           -----------
Cash at end of period ...........................................          $    83,536           $    22,287
                                                                           ===========           ===========

Supplemental disclosures and non-cash investing and financing activities - see
Note 12.

The accompanying notes are an integral part of these consolidated condensed financial statements.

          Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

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

As a result of the Agreement, the merger transaction was treated for accounting purposes as a "reverse merger", effective July 24, 2006. The legal acquirer is Donobi, Inc. and the accounting acquirer is Gottaplay Interactive, Inc. The merger had been accounted for pursuant to Statement on Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other intangible Assets".

ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. Each division and subsidiary company separately accounts for its operations and transactions and all inter-company and all intra-divisional transactions have been eliminated.

As a result of this merger there are two distinct operating divisions: (a.) a division operating as an internet service provider ("ISP") and digital video services business, and (b.) a division for on-line video game rental service business offered to the general public. The primary core of business will be the on-line video game rental business.

ON-LINE VIDEO GAME RENTAL DIVISION

The on-line video game rental division began operations in October 2004. The division provides a subscriber access to a comprehensive library of titles via the internets as an alternative to store based gaming rentals. For the standard subscription plan of $20.95 per month, subscribers can generally have up to two titles out at the same time with no due dates, late fees or shipping charges. In addition to the standard plan, the Company offers two other service plans with different price points that allow subscribers to keep either fewer or more titles at the same time. Subscribers select titles at the Company's website, aided by its proprietary recommendation service, and generally receive the game within three business days by U.S. Postal mail service. The gamers then return the game at their convenience using the Company's prepaid mailers. After a title has been returned, the Company mails a title from the subscriber's game queue. All of the Company's subscription revenues are generated in the United States of America.

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America, have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2006 filed by the Company on January 16, 2007.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated condensed financial statements is as follows:

PRINCIPLE OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of Gottaplay Interactive, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated.

MANAGEMENT'S USE OF ESTIMATES AND ASSUMPTIONS

The preparation of the consolidated condensed financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements, and the reported amounts of revenue and expense during the reporting periods. Actual results may differ from those estimates and assumptions.

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

On-Line Video Game Rental Division

The Company charges $1.00 for an initial ten-day trial period. At any time during the initial ten-day period, a new subscriber has the right to rescind their agreement, but will not receive full credit for the $1.00 charge.

If the subscriber does not cancel during the ten day period, the Company will charge his credit card account according to the plan selected by the subscriber, and until the subscriber cancels his subscription. The Company recognizes subscription revenue ratably during each subscriber's monthly subscription period. For financial reporting purposes, the Company allocates subscription fees over the number of days in the month for which the fee was charged and will record deferred revenue at the month end for subscription fees received, but not yet earned, which will be fully recognized in the following month. The Company recognized $17,741 of deferred revenues as of December 31, 2006 for this division. All authorized refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of used video games will be recorded upon shipment.

Internet Service Provider Division

Internet related revenues are recorded when they are rendered and earned. Revenues from support and maintenance contracts are recognized over the term of the contract. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. At December 31, 2006, the Company's ISP division recognized deferred revenues and pre-billed revenues of $236,720.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash, accounts and related party receivables, trade and related party payables, accrued liabilities, short-term obligations and notes receivable. The carrying amounts of such financial instruments in the accompanying consolidated condensed balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

SHARE-BASED PAYMENTS

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised December 2004), "Share-Based Payment" (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of these awards over the requisite employee service period. SFAS No. 123R supersedes Accounting Principles Board Opinion NO. 25, "Accounting for Stock Issued to Employees", ("APB No. 25"), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), to provide guidance on SFAS 123R. The Company has applied SAB 107 in its adoption of SFAS No. 123R.

Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee's requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS 123R in its fiscal year ended September 30, 2006, using the modified prospective application method. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date (or date of adoption) and subsequently modified or cancelled; prior periods are not revised for comparative purposes. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, "Accounting for stock-Based Compensation".

SEGMENT REPORTING

The Company follows SFAS No. 130, "Disclosures About Segments of an Enterprise and Related Information." This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has two reportable operating segments as of December 31, 2006. (See also Note 11.)

RELATED PARTIES

Related parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships and are identified as such in the accompanying consolidated condensed financial statements.

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company's calendar year 2007, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on the Company's results of operations or financial position.

In June 2006, the Financial Accounting Standards Board ("FASB") ratified the provisions of Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company's calendar year 2007. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company's results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 ("SAB No. 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements". SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company's results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is required to be adopted effective January 1, 2008 and the Company does not presently anticipate any significant impact on its financial position, results of operations or cash flows.

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

The Company is required to adopt those provisions of SFAS 158 attributable to the initial recognition of the funded status of the benefit plans and disclosure provisions as of December 31, 2006. Those provisions of SFAS 158 applicable to the amortization of gains or losses and prior service costs or credits from accumulated other comprehensive income to the net periodic benefit cost are required to be applied on a prospective basis effective January 1, 2007. The Company is still in the process of evaluating the impact, if any, of SFAS 158. However, the Company does not anticipate that the adoption of SFAS 158 will have any impact on its results of operations or financial position.

Note 3 - Going Concern and Management's Plan

The Company's consolidated condensed financial statements as of December 31, 2006 and for the three month period ended December 31, 2006 have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $1,367,584 and negative cash flows from operations of $338,333 for the three months ended December 31, 2006. At December 31, 2006, the Company had a working capital deficit of $2,064,867 and a stockholders' deficit of $759,998. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the ultimate outcome of these risks and uncertainties. As of December 31, 2006, the Company's working capital deficit may not enable it to meet certain financial objectives as presently structured.

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

Note 4 - Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2006:

                                                                   Amount
                                                             -------------------

                      Payroll, vacations and related     $              162,729
                      Payroll taxes                                      76,605
                      Business taxes                                     47,333
                      Other expenses                                     25,041
                      Interest                                           80,695
                                                             -------------------
                      Total accrued liabilities          $              392,403
                                                             ===================

Note 5 - Notes and Loans Payable - Related Parties

Three related entities are owed a total of $431,484. These notes and loans are all considered as a current liability.

Applicable interest rates range from 4.0% to 18.0%, and the details of these related party obligations are:

(i.) Note payable for $60,509 to a Director of the Board, 9.5% interest, unsecured,
(ii.) Note payable for $59,000 to an officer of the Company, 18% interest, secured with personal property, and
(iii.) Notes and loans totaling $311,975 to an investor/stockholder; 4% interest on the notes; and, all debt is unsecured.

Note 6 - Notes Payable and Other Loans

The Company has nine notes payable at December 31, 2006 totaling $372,139. These notes bear interest ranging from 7.79 % to 18.0% per annum. Three notes, totaling $60,557, are collateralized by personal property of the Company, and six notes totaling $311,582, do not carry security or collateral. The long-term portion of these notes is estimated at $80,000.

Note 7 - Secured Convertible Notes Payable

In October 2006, the Company consummated a private placement financing agreement with four investors for a total of $1,250,000, of which these funds will be distributed over two phases. The Company received $312,500 in October 2006 for the first phase funding, and in the form of four convertible secured 9% promissory notes. These obligations are due within one year of each note's issuance and are convertible into 250,000 shares of par value common stock, valued at $1.25 per share. In conjunction with these notes, the Company granted warrants to purchase shares of common stock, with terms as follows:

(a.) 250,000 warrants exercisable within two years from the date of grant at
     $1.50 per share, and
(b.) 250,000 warrants exercisable within three years from the date of grant at $2.50 per share. In December 2006, 40,000 warrants were exercised at $2.50 per share for total proceeds of $100,000. These shares were issued in January 2007.

The Company has also received of $230,000 during November and December 2006 which is applicable to the second phase of funding which totals $937,500. The convertible notes' terms under this phase are identical to the first phase terms. A total of 1.5 million warrants will be granted as funds are received, described as follows:

(a.) 750,000 warrants will be exercisable within two years of the grant date at
     $1.50 per share, and
(b.) 750,000 warrants will be exercisable within three years from the grant date at $2.50 per share.

Each purchaser has been granted a pro-rata security interest in all the Company's assets.

For the three months ended December 31, 2006, the Company recorded discounts on these convertible notes payable totaling $407,419, which are equal to the fair value of the warrants granted during the three months ended December 31, 2006, as determined using the Black-Scholes Option Pricing Model. The Company recognized $79,819 of interest expense on the discounts for the three months ended December 31, 2006. The unamortized balance at December 31, 2006 is $327,600. Discounts recognized are being amortized ratably over twelve months, the term of each convertible note payable.

Note 8 - Secured Convertible Debentures

At September 30, 2006, the Company owed $464,600 on a 6% Secured Convertible Debenture A, and $400 on a 6% Secured Convertible Debenture B. On October 18, 2006 the balances due on these debentures plus accrued interest of $58,919 were paid in full with the release of 1,916,667 shares of common stock originally held in escrow for the benefit of the debenture holders as collateral on these securities. In addition, $210,000 of loans to a related party/investor was paid off as part of the complete transaction to payoff these debentures.

Note 9 -  Options and Warrants

Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility ranging from
138.16 % and 143.78%; risk-free interest rates ranging from 4.72% and 4.80%; and, expected lives ranging from 2.0 and 3.0 years for warrant awards granted during the three months ended December 31, 2006.

A summary of the Company's stock options and warrants as of December 31, 2006 and changes during the three months ended December 31, 2006 is presented below:

                                                        Options          Weighted           Weighted
                                                          and             Average        Average Grant
                                                       Warrants          Exercise          Date Fair
                                                                           Price             Value
                                                      ------------     --------------    ---------------
Outstanding, September 30, 2006                         3,129,309        $  0.75                $ 0.75

    Granted                                               868,000           1.88                  1.88
    Exercised                                              40,000           2.50                  2.50
    Expired/Cancelled                                          --             --                    --
                                                      ------------     --------------    ---------------
Outstanding, December 31, 2006                          3,957,309          $1.00                 $1.00
                                                      ============     ==============    ===============
Exercisable, December 31, 2006                          3,957,309          $1.00                 $1.00
                                                      ============     ==============    ===============

Note 10 - Treasury Stock

On October 19, 2006 the Company purchased 3,410 shares of its common stock for $7,500 at the market price ($2.20 per share) for its shares at the close of the trading day.

Note 11 - Segment Reporting

The Company operates in two principal business segments. The following table sets forth the information for the Company's reportable segments and reconciliation for the three months ended December 31, 2006.

                                                                   Internet Service
                                            On-line Game               Provider
                                           Rental Division             Division             Totals
                                         --------------------     -------------------  ---------------
     Net sales                             $    36,836             $   466,060        $    502,896
     Cost of sales                              80,068                 211,009             291,077
     Interest expense                           98,833                  22,253             121,086
     Depreciation and amortization              41,751                  45,691              87,442
     Corporate and other expense             1,140,652                 230,223           1,370,875
     Loss from segment operations          (1,324,468)                (43,116)         (1,367,584)

     Capitalized expenditures                  124,255                      --             124,255
     Assets                                    212,613               1,494,934           1,707,547

The Company did not have operating segments for the three months ended December 31, 2005.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income or loss based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

Note 12 - Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the three months ended December 31, 2006 and 2005, respectively, are summarized as follows:


NON-CASH INVESTING AND FINANCING                                          Three months ended December 31,
--------------------------------
                                                                              2006               2005
                                                                         ---------------     --------------
Convert debentures and accrued liabilities into
   shares of common stock                                                 $ 523,919                $  --
Convert loans due to related party into a common stock                      210,000                   --
Allocation of discount for value of warrants issued with
   convertible notes payable                                                407,419                   --
Convert related party loan to note payable                                       --              333,837
Vendor credit received for return of video games                                 --               11,365


CASH PAID FOR INTEREST AND TAXES                                          Three months ended December 31,
--------------------------------
                                                                              2006               2005
                                                                         ---------------     --------------
Interest                                                                    $  8,356                $  --
Taxes                                                                             --                   --

NOTE 13 - SUBSEQUENT EVENTS

LETTER OF INTENT TO MERGE

In November 2006, Gottaplay ("GII") executed a letter of intent to merge an on-line video game trading Florida-based company ("GSI"). To facilitate this merger, GII plans to form a wholly-owned subsidiary to hold GSI's assets, liabilities and conduct operations. GSI is an on-line resource for the video gamer community to trade their games through an interactive trading platform. GSI members can trade video games with no trading limits. In consideration for merging these companies, Gottaplay and the wholly-owned subsidiary will pay GSI's sole stockholder $60,000 in cash and issue to the sole stockholder GII's $0.001 par value common stock with a market value not to exceed $340,000. If all terms and conditions precedent to the agreement and plan of merger, the merger would become effective upon filing the Articles of Merger with Secretary of State of the State of Nevada.

As part of the overall incentive for the Florida company's sole stockholder to accept the Plan of Merger, the sole stockholder has been offered $340,000 in value of stock options exercisable for GII's $0.001 par value common stock if this video game trading company achieves certain milestones over a two year period. In addition, the sole shareholder will be offered a three year employment agreement.

SECURED CONVERTIBLE NOTE SUBSCRIPTION AGREEMENTS

In January 2007, the Company issued five secured convertible note subscription agreements for a total of $120,000. Each note bears interest at 9% per annum and are due one year from the anniversary date of each note. Each note is secured with a pro-rata security interest in all the Company's assets. In addition, a total of 192,000 warrants were granted, of which one-half are exercisable in three years at $1.50 per share and one-half are exercisable in five years at $2.50 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements, including notes thereto, appearing in this Form 10-QSB and in our September 30, 2006 Amended Annual Report on Form 10-KSB/A.

Some of the information in this Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will"', "believes", "anticipates", "estimates", "expects", "continues"' and/or words of similar import. Forward-looking statements are based upon our management's current expectations and beliefs concerning future developments and their potential effects upon us. There may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results could differ materially from those anticipated for many reasons in these forward-looking statements. Factors that could cause or contribute to the differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed and set forth under "Risk Factors", "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

We believe it is important to communicate our expectations, however, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

A more detailed discussion of these factors is presented in our September 30, 2006 Amended Annual Report on Form 10-KSB/A.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

Our discussion and analysis of our financial condition and results of operations as of and for the three months ended December 31, 2006 are based upon our reviewed consolidated condensed financial statements. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to the collectibility of accounts receivable, the realization of goodwill, the expected term of a customer relationships, accruals and other factors. We evaluate these estimates and assumptions on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

Our consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated condensed results of operations, financial position, and cash flows for each period presented. Our consolidated condensed financial statements reflect the results of operations, financial position, changes in stockholders' deficit and cash flows.

A summary of the significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the accompanying consolidated condensed financial statements include the following:

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

We charge a subscriber's credit card monthly for our services, and thereafter, until the subscriber cancels his subscription. We recognize subscription revenue ratably during each subscriber's monthly subscription period. For financial reporting purposes, we allocate subscription fees over the number of days in the month for which the fee was charged. A subscriber has the option to select from one of three rental plans: (a.) For $12.95 per month, the subscriber is allowed one DVD in his possession, (b.) For 20.95 per month, the subscriber is allowed up to two DVD's in his possession, and (c.) For $28.95 per month, the subscriber is allowed up to three DVD's in his possession.

All deferred revenue is generally recognized in the following month. Deferred revenues at December 31, 2006 was $17,741. All authorized refunds to subscribers are recorded as a reduction of revenues.

Internet Service Provider Division

Internet related revenues are recorded when they are rendered and earned. Revenues from support and maintenance contracts are recognized over the term of the contract. Provisions for discounts and rebates to our customers, estimated returns and allowances and other adjustments are provided for in the same period we record the related sales. At December 31, 2006, we reported deferred revenues and pre-billed revenues totaling $236,720, of which a significant portion will be fully recognized in the month of January 2007.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash, accounts and related party receivables, trade and related party payables, accrued liabilities, and short and long-term debt obligations. The carrying amounts of such financial instruments in the accompanying consolidated condensed balance sheets approximate their fair values due to their relatively short-term nature. It is our opinion that we are not exposed to significant currency or credit risks arising from these financial instruments.

USE OF ESTIMATES

The preparation of the consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

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

LOSS PER COMMON SHARE

We compute basic and diluted loss per share of common stock by dividing the net loss by the weighted average number of common shares outstanding during the respective reporting period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three months ended December 31, 2006 and 2005, respectively, because their effect would be anti-dilutive.

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

In June 2006, the Financial Accounting Standards Board ("FASB") ratified the provisions of Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company's calendar year 2007. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company's results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 ("SAB No. 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements". SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company's results of operations or financial position.

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

Our primary business division will be the on-line video game rental business which is dedicated to providing customers a quality rental experience through our web site www.gottaplay.com. The service is an alternative to store based gaming rentals. We also provide a subscriber the option to purchase new and/or used video game titles at a discounted price. We offer our customers an extensive selection of video games for on a monthly subscription fee. Customers can sign-up via the web page to rent and/or buy video games of their choice. The titles are then shipped to the customer via first class mail once they have made their selection(s). Active subscribers can retain the games for an indefinite period of time as long as they are active paying subscribers. Customers can exchange their selections at anytime by returning their game(s) in the pre-paid and pre-addressed mailers provided by us.

Our other division (dba Donobi) primarily operates as an Internet Service Provider with operations in Washington, Oregon, and Hawaii, offering Internet connectivity services to individuals, multi-family housing, businesses, non-profit organizations, educational institutions and government agencies. We provide high quality, reliable and scalable Internet access, web hosting and development, equipment co-location, and networking services to underserved rural markets. Our overall strategy is to become the dominant Internet Service Provider for residents and small to medium-sized businesses within rural and semi-rural communities/areas in the United States. Our current focus is within the states of Washington, Oregon, and Hawaii.

We intend to grow our business divisions through technological innovations and adaptations, the implementation of our short and long-term business plans and a long-term commitment to delivering high-quality product and services to every subscriber. We believe that the key to our success will depend in a large part on out ability to promote our services, gain subscribers and expand our relationships with current subscribers. Our achievements can be identified and measured in our strategic business plan. Our focus in fiscal year 2007 is building on this foundation and executing well in key areas, such as, continuing to innovate on our ability to creatively market our products, offering unique subscriber plans, responding effectively to our subscriber needs and desires, and continuing to focus internally on product and service delivery, business efficacy, and accountability across our Company. Our key market opportunities include but are not limited to: (a.) expanding into other interactive technology for the delivery of media to subscribers, (b.) partnering with other compatible businesses to cross-market and promote our services and products, (c.) entering and offering the interactive medium to the education community, and (d.) extending accessibility and delivery of internet services and entertainment/ educational videos to remote location subscribers. We seek to differentiate our services from our competitors by offering a fair price for exceptional service and delivery, and, in the on-line video gaming division, the delivery of a gamer's first choice/selection each time, and every time. If we are not successful in promoting our services and expanding our customer base, this may a material adverse effect on our financial condition and our ability to continue to operate the business and record profits.

SUMMARY OF CONSOLIDATED CONDENSED RESULTS OF OPERATIONS

As a result of these efforts, we should be able to sustain a reasonable and controlled growth rate of new customers and subscribers. The measurement of this period's revenues should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations. The current period financial results include a full three months operation for both divisions, whereby, any comparison to the quarter ended December 31, 2005 will only incorporate on-line game rental division because of the merger's effective date was July 24, 2006. Therefore, results operations and cash flows for the quarter ended December 31, 2005 will not be comparable.

SEGMENT PRODUCT REVENUE AND OPERATING LOSS

We have two operating divisions that we consider to be operating segments: (a.) On-line video game rentals and (b.) Internet Service Provider. The revenue and operating loss in this section are presented on a basis consistent with GAAP and include certain reconciling items attributable to each segment. Various corporate level administrative expenses are included in the respective segment, whereby the obligation was originally incurred.

On-Line Video Game Rental Division

On-line video game rental revenue for the quarter ended December 31, 2006 was $36,836 with a cost of revenue of $80,068, including $38,842 of depreciation on videos, resulting in direct loss from sales of $43,232. Its expenses, including, depreciation and amortization of $2,909, are $1,470,263, for an operating loss of $1,258,444. Of significance, of this division's loss from operations, is the recognition of $750,000 of stock-based compensation.

For the quarter ended December 31, 2006, we reported interest expense totaling $98,833, of which $79,819 was reported as amortization for discounts recognized on warrants granted with the issuance of our secured convertible notes payable. Our current quarter's net loss for this division was $1,324,468.

Internet Service Provider Division

Internet connectivity revenue for the quarter ended December 31, 2006 was $466,060. Its direct cost of revenue was $211,009 for a gross profit from divisional operations of $255,051. Its operating expenses, including depreciation and amortization of $45,691, totaled $287,830, for an operating loss of $32,776. Interest expense was $22,253 and other income was $11,916. Our current quarter's net loss for this division was $43,116.

Our ISP division's revenues are primarily generated from our "dial-up" and our "broadband" customers. While our broadband customer base has increased approximately 4.9% over the twelve months, our dial-up customer base has decreased approximately 26.4% over the same period. We expect these trends to continue primarily with the decline of our dial-up customer base. For the quarter ended December 31, 2006, our dial-up and broadband customer base generated approximately 43.6% or $203,377 and 39.9% or $186,094, respectively, of this division's total revenues.

COSTS AND EXPENSES

COSTS OF REVENUES

Costs of revenues includes all direct costs in the production of revenues and will include such items as depreciation, direct wages and related burden, cable charges, commissions and more. Total costs of revenues for the quarters ended December 31, 2006 and 2005 were $291,077 and $38,801 (pre-merger), respectively.

FULFILLMENT

This category of expense is primarily comprised of those support services and expenses for the distribution of video games to subscribers/customers and include distribution centers' fees, independent contractor fees, certain communications expenses and certain wages and related burden. The total cost of fulfillment for the quarters ended December 31, 2006 and 2005 was $104,105 and 87,136 (pre-merger), respectively. We expect these costs to increase in fiscal 2007 because of our increased number of distribution centers and our increasing number of on-line game subscribers.

ADVERTISING AND MARKETING

Advertising and marketing for the quarter ended December 31, 2006 increased $112,420 over the same period one year ago. Approximately 96% of this quarter's expense represent the efforts of the on-line gaming division to attract, gain and retain subscribers. This increase in expense was anticipated and planned. It is also planned that this category of expense will increase substantially for both divisions during fiscal 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include Federal and State employer and business taxes, various compliance expenses and licenses, professional fees, certain wages and burden, and other unallocated expenses. Total expense for this category for the current quarter ended December 31, 2006 was $1,063,349 as compared to the same quarter one year ago of $20,267 (pre-merger). This expense category includes $750,000 of charges attributable to the expensing prepaid consulting fees and as further explained in the following paragraph.

In July 2006, we entered into a one-year consulting agreement with independent financial and business advisor. At December 31, 2006 we had $1,700,000 of unamortized consulting expense and is reported in the accompanying consolidated condensed statement of stockholders' deficit. Of significance, is the fact that stock-based compensation for these services does not affect our working capital and cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements as of and for the three months ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the quarter ended December 31, 2006, we had a net loss of $1,367,584 and negative cash flows from operations of $338,333. We had a working capital deficit of $2,064,867 and a stockholders' deficit of $759,998. Our working capital deficit at December 31, 2006 may not enable us to meet certain financial objectives as presently structured.

We had a cash balance of $83,536 at December 31, 2006. We finance our operations and capital requirements primarily through private debt and equity offerings. Our current forecast anticipates substantial negative cash flows from operations. Therefore, we will have to raise capital through either equity instruments and/or debt, not only to sustain our operations but to grow and improve our operations according to our fiscal 2007 strategic business plan.

At December 31, 2006, the book value of our outstanding common stock was a negative $0.025 per share, our current ratio was .14, our cash to debt ratio was a negative .034, and, our acid test ratio was a negative .10. These financial indicators are not acceptable and we will have to improve our performance quickly if we expect to stay in business.

In October 2006, we consummated a $1,250,000 private placement financing agreement with four investors. The agreement stipulates two phases: (a.) $312,500 due in October 2006 and (b.) $937,500 due over the next several months. The first phase of funding was received in October 2006, in the form of 9%, one-year secured convertible promissory notes. These notes are convertible into 250,000 shares of common stock with a fixed conversion price of $1.25 per share. The investors were also granted: (a.) 250,000 warrants with an exercise price at $1.50 per warrant, exercisable within two years, and (b.) 250,000 warrants with an exercise price at $2.50 per warrant, exercisable within three years. In December 2006, investors exercised 40,000 warrants at $2.50 per share for a total of $100,000.

In November and December 2006, we received $230,000 of funding from the above investors, which will be applied toward the second phase of funding. The second phase of funding carries the same terms and conditions as the first phase. Warrants granted under phase two total 368,000.

In January 2007, we have received a total of $120,000 from the issuance of five secured convertible note payable agreements. The terms and conditions for each of these funding agreements are essentially the same as those mentioned above in the $1,250,000 private placement.

In October 2006, the balance due of $465,000 on our convertible debentures was completely paid off by certain investors and we re-issued the 1,916,667 shares of common stock held in escrow on behalf of the original debenture holders to the new investors. We also owed $210,000 to a related party/investor who was directly involved with the closing of this deal. As part of the payoff of these debentures the $210,000 obligation was also charged off.

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

In November 2006, we executed a letter of intent to merge an on-line video game trading company ("GSI"). To facilitate this merger, we plan to form a wholly-owned subsidiary to hold GSI's assets, liabilities and conduct operations. GSI is an on-line resource for the video gamer community to trade their games through an interactive trading platform. GSI members can trade and video games with no trading limits. In consideration for merging these companies, we will pay GSI's sole stockholder $60,000 in cash and issue to the sole stockholder our $0.001 par value common stock with a market value not to exceed $340,000. If all terms and conditions precedent to the agreement and plan of merger are met, the merger would become effective upon filing the Articles of Merger with Secretary of State of the State of Nevada.

As part of the overall incentive for the GSI's sole stockholder to accept the Plan of Merger, the sole stockholder has been offered $340,000 in value of stock options exercisable for our $0.001 par value common stock if this video game trading company achieves certain milestones over a two year period. In addition, the sole shareholder will be offered a three year employment agreement.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Exchange Act) designed to ensure that information required to be disclosed in the reports of the Company filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company's Chief Executive Officer and Principal Accounting Officer has concluded, based upon their evaluation of these disclosure controls and procedures as of the date of this report, that, as of the date of their evaluation, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in the reports of the Company filed under the Exchange Act.

(b) Changes in Internal Controls.

The Company maintains a system of internal controls that is designed to provide reasonable assurance that the books and records of the Company accurately reflect the Company's transactions and that the established policies and procedures of the Company are followed. There were no significant changes to the internal controls of the Company or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation of such internal controls by the Chief Executive Officer and Principal Accounting Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2006, we consummated a $1,250,000 private placement financing agreement with four investors. The agreement stipulates two phases: (a.) $312,500 due in October 2006 and (b.) $937,500 due over the next several months. The first phase of funding was received in October 2006, in the form of 9%, one-year secured convertible promissory notes. These notes are convertible into 250,000 shares of common stock with a fixed conversion price of $1.25 per share. The investors were also granted: (a.) 250,000 warrants with an exercise price at $1.50 per warrant, exercisable within two years, and (b.) 250,000 warrants with an exercise price at $2.50 per warrant, exercisable within three years. In December 2006, investors exercised 40,000 warrants at $2.50 per share for a total of $100,000.

In November and December 2006, we received $230,000 of funding from the above investors, which will be applied toward the second phase of funding. The second phase of funding carries the same terms and conditions as the first phase. Warrants granted under phase two total 368,000.

In January 2007, we have received a total of $120,000 from the issuance of five secured convertible note payable agreements. The terms and conditions for each of these funding agreements are essentially the same as those mentioned above in the $1,250,000 private placement.

ITEM 3.  DEFAULTS UPON SNEIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

   31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gig Harbor, State of Washington, on February 14, 2007.

                             GOTTAPLAY INTERACTIVE, INC.

   By: /s/ JOHN P. GORST
       John P. Gorst
       Chief Executive Officer

   By: /s/ M. CARROLL BENTON
       M. Carroll Benton
       Chief Financial Officer,
       Chief Administrative Officer,
       Principal Financial and
       Accounting Officer

   By: /s/ WILLIAM M. WRIGHT, III
       William M. Wright, III
       Chief Operating Officer

   By: /s/ ASRA RASHEED
       Asra Rasheed
       President

   By /s/ MARK LEVIN
       Mark Levin
       Director

   By /s/ NORM JOHNSON
       Norm Johnson
       Director