Form 10QSB
period 2007-03-31
Gottaplay Interactive, Inc.
filed 2007-05-15
CIK 831232

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2007.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
-------------------------.

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

Common Stock, $0.001 Par Value 31,101,170 as of May 1, 2007.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]





PART I         FINANCIAL INFORMATION...........................................................................................3

   ITEM 1         CONSOLIDATED CONDENSED FINANCIAL STATEMENTS OF GOTTAPLAY INTERACTIVE, INC....................................3
                  CONSOLIDATED CONDENSED BALANCE SHEETS........................................................................3
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS..............................................................4
                  CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)...........................................5
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS..............................................................6
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.........................................................7
   ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................15
   ITEM 3.        CONTROLS AND PROCEDURES.....................................................................................24

PART II.          OTHER INFORMATION...........................................................................................24

   ITEM 1.        LEGAL PROCEEDINGS...........................................................................................24
   ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.................................................25
   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.............................................................................25
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................................25
   ITEM 5.        OTHER INFORMATION...........................................................................................25
   ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K............................................................................25
   SIGNATURES.................................................................................................................26


PART I          FINANCIAL INFORMATION

Item I          Consolidated Condensed Financial Statements of Gottaplay
                Interactive, Inc.


                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
                      Consolidated Condensed Balance Sheets


                                                                    March 31, 2007           September 30, 2006
                                                                     (Unaudited)
                                                                 ---------------------      ---------------------
                                    Assets

Current assets
    Cash                                                           $        1,426,132        $           61,130
    Accounts receivable, net of $47,934 allowance for doubtful
       accounts                                                               147,224                   181,400
    Work-in-progress                                                            3,873                    11,563
    Prepaid expenses and other current assets                                 442,307                    31,800
    Deferred charges                                                           45,000                    45,000
                                                                 ---------------------      ---------------------
                    Total current assets                                    2,064,536                   330,893
                                                                 ---------------------      ---------------------
Fixed assets, net of $807,717 of accumulated depreciation                     455,750                   281,876
                                                                 ---------------------      ---------------------
Other assets
    Intangible assets, net of $217,219 of accumulated                       1,622,885                 1,052,729
       amortization
    Deposits                                                                   15,529                    13,451
                                                                 ---------------------      ---------------------
           Total other assets                                               1,638,414                 1,066,180
                                                                 ---------------------      ---------------------

           Total assets                                            $        4,158,700        $         1,678,949
                                                                 ====================      ====================

                                    Liabilities and Stockholders' Equity (Deficit)

Current liabilities
    Accounts payable                                               $          697,132         $          649,161
    Accounts payable - related parties                                         51,204                     43,326
    Accrued liabilities                                                       478,342                    425,889
    Accrued liabilities - related parties                                      30,315                     32,411
    Deferred and prebilled revenues                                           266,067                    251,544
    Convertible debentures                                                         --                    465,000
    Current portion of notes payable                                          235,924                    302,040
    Convertible notes payable, net of $735,344 unamortized                    542,529                         --
    discount
    Notes and loans payable - related parties                                 113,509                    765,082
    Obligations under capitalized leases                                       13,554                     27,046
    Amounts due - related parties                                               6,316                      8,468
                                                                 ---------------------      ---------------------
           Total current liabilities                                        2,434,892                  2,969,967
                                                                 ---------------------      ---------------------
Long-term liabilities
      Long term portion of notes payable                                       80,000                     85,234
                                                                 ---------------------      ---------------------
Total liabilities                                                           2,514,892                  3,055,201
                                                                 ---------------------      ---------------------
Stockholders' equity (deficit)
    Preferred stock, $0.001 par value, 5,000,000 shares
       authorized, none issued and outstanding                                     --                         --
    Common stock, $0.001 par value, 100,000,000 shares
       authorized, 31,100,100 shares issued and 31,096,690
       shares outstanding                                                      31,100                     28,893
    Treasury stock                                                            (7,879)                      (379)
    Additional paid-in capital                                              5,892,106                  3,586,369
    Common stock and subscription units authorized, but                     2,454,250                         --
    unissued
    Additional paid-in capital - treasury stock                               230,614                    230,614
    Prepaid services paid with common stock                               (1,250,000)                (2,450,000)
    Accumulated deficit                                                   (5,706,383)                (2,771,749)
                                                                 ---------------------      ---------------------
           Total stockholders' equity (deficit)                             1,643,808                (1,376,252)
                                                                 ---------------------      ---------------------
           Total liabilities and stockholders' equity (deficit)    $        4,158,700         $        1,678,949
                                                                 =====================      =====================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                          Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                    Three months ended              Six months ended
                                                         March 31,                      March 31,
                                                 --------------------------     --------------------------
                                                    2007           2006            2007           2006
                                                 -----------    -----------     -----------    -----------

Revenues                                       $    588,494   $     42,547    $  1,091,390   $     66,405
Cost of revenues                                    360,933         50,845         652,010         89,646
                                                 -----------    -----------     -----------    -----------
    Loss before operating expenses                  227,561        (8,298)         439,380       (23,241)
                                                 -----------    -----------     -----------    -----------
Operating Expenses
   Fulfillment                                      162,568         59,875         266,673        119,403
   Technology and development                        17,768         13,500          39,256         28,000
   Advertising and marketing                        267,536         11,258         415,334         46,050
   General and administrative                       917,655        138,351       1,981,004        244,312
   Officers' compensation                           159,907         39,808         257,891         78,787
   Related party expenses                            37,103         31,382          72,642         58,990
                                                 -----------    -----------     -----------    -----------
    Total operating expenses                      1,562,537        294,174       3,032,800        575,542
                                                 -----------    -----------     -----------    -----------
     Loss from operations                        (1,334,976)     (302,472)      (2,593,420)     (598,783)
                                                 -----------    -----------     -----------    -----------
Other (expense) Income
    Interest income and other income                  4,589            228          14,475            551
    Other income                                      1,935             --           3,995             --
    Gain on disposition of assets                        --             --              --          3,391
    Interest expense and financing costs          (238,598)       (18,497)       (359,684)       (32,196)
                                                 -----------    -----------     -----------    -----------
    Total other expense                           (232,074)       (18,269)       (341,214)       (28,254)
                                                 -----------    -----------     -----------    -----------
    Net loss before income taxes                 (1,567,050)     (320,741)      (2,934,634)     (627,037)
Provision for income taxes                               --             --              --             --
                                                 -----------    -----------     -----------    -----------
     Net Loss                                  $ (1,567,050   $  (320,741)    $ (2,934,634   $  (627,037)
                                                 ===========    ===========     ===========    ===========



Weighted average number of common shares
  outstanding                                    30,940,358     14,946,837      30,694,098     14,946,837
                                                 ===========    ===========     ===========    ===========


Net loss per common shares outstanding, basic
  and diluted                                  $     (0.05)   $     (0.02)    $     (0.10)   $     (0.04)
                                                 ===========    ===========     ===========    ===========


       The accompanying notes are an integral part of these consolidated condensed financial statements.


                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
       Consolidated Condensed Statement of Stockholders' Equity (Deficit)
                     For the six months ended March 31, 2007
                                   (Unaudited)



                                               Common Stock                        Treasury Stock

                                                                                               Additional
                                        Shares                 Amount           Amount      Paid in Capital
                                      ----------------------------------------------------------------------------

Balance at September 30, 2006 .....       28,893,433       $    28,893      $      (379)      $   230,614

Allocation of discount on
convertible notes payable .........             --                --               --                --

Stock subscription units, net of ..             --                --               --
expenses ..........................             --                --           (163,500)        2,285,000

Authorization to issue common stock
at market value for non-employee
contracted services ...............             --                --               --                --

Issuance of common stock at market
value for non-employee contracted .           30,000                30             --
services ..........................             --                --             71,970              --

Issuance of common stock at market
value to merge company ............          220,000               220             --                --

Recognition of prepaid services
rendered and earned ...............             --                --               --                --

Issuance of common stock in
conjunction with settlement of ....        1,916,667             1,917             --
debts .............................             --                --            732,002              --

Exercise of 40,000 warrants; stock              --                --               --
unissued ..........................             --                --               --             100,000

Issuance of common stock for
exercise of warrants ..............           40,000                40             --                --

Treasury shares purchased .........           (3,410)             --             (7,500)             --

Net loss for the six months ended,
March  31, 2007 ...................             --                --               --                --
                                         -----------       -----------      -----------       -----------

Balance at March 31, 2007 .........       31,096,690       $    31,100      $    (7,879)      $   230,614
                                         ===========       ===========      ===========       ===========

(Continued from previous page)


                                                            Common
                                         Additional      Stock (units)                                             Total
                                          Paid-in        Authorized but        Prepaid        Accumulated       Stockholders'
                                          Capital           Unissued           Services         Deficit        Equity/Deficit
                                        -------------------------------------------------------------------------------------

Balance at September 30, 2006 .....      $ 3,586,369      $      --         $(2,450,000)      $(2,771,749)      $(1,376,252)

Allocation of discount on
convertible notes payable .........        1,004,525             --                --                --           1,004,525

Stock subscription units, net of ..
expenses ..........................             --          2,121,500

Authorization to issue common stock
at market value for non-employee
contracted services ...............             --            169,250              --                --             169,250

Issuance of common stock at market
value for non-employee contracted .
services ..........................             --             72,000

Issuance of common stock at market
value to merge company ............          560,780             --                --                --             561,000

Recognition of prepaid services
rendered and earned ...............             --               --           1,200,000              --           1,200,000

Issuance of common stock in
conjunction with settlement of ....
debts .............................             --            733,919

Exercise of 40,000 warrants; stock
unissued ..........................             --            100,000

Issuance of common stock for
exercise of warrants ..............           99,960         (100,000)             --                --                --

Treasury shares purchased .........             --               --                --                --              (7,500)

Net loss for the six months ended,
March  31, 2007 ...................             --               --                --          (2,934,634)       (2,934,634)
                                         -----------      -----------       -----------       -----------       -----------
Balance at March 31, 2007 .........      $ 5,892,106      $ 2,454,250        (1,250,000)      $(5,706,383)      $ 1,643,808
                                         ===========      ===========       ===========       ===========       ===========



The accompany notes are an integral part of this consolidated condensed financial statement.



                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
          Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                                        Six months ended         Six months ended
                                                                                         March 31, 2007           March 31, 2006
                                                                                       --------------------    ---------------------
Cash Flows from operating activities

    Increase (decrease) in cash
    Net loss ............................................................................      $(2,934,634)      $  (627,037)
    Adjustment to reconcile net loss to cash (used) in
        operating activities:
        Depreciation and amortization ...................................................          234,210            66,651
        Gain on disposition of assets ...................................................             --              (3,391)
        Amortization of discounts .......................................................          269,180              --
        Amortization of prepaid expenses ................................................        1,272,000              --
        Share-based compensation for services rendered ..................................            1,250            35,549

           Changes in assets and liabilities:
             Accounts receivable ........................................................           34,176              --
             Accounts payable ...........................................................           47,973            72,572
             Accounts payable - related parties .........................................            7,878            48,990
             Accrued liabilities ........................................................           96,010            19,918
             Accrued liabilities - related parties ......................................           29,714            23,945
             Deferred revenue and pre-billed revenue ....................................           14,522             6,710
             Other current assets and prepaid expenses ..................................         (234,816)            1,057
                                                                                                -----------      -----------
                          Net cash (used) in operating activities .......................       (1,162,537)         (355,036)
                                                                                                -----------      -----------
Cash flows from investing activities
    Cash paid to merger company .........................................................          (60,000)             --
    Purchase of fixed assets ............................................................          (61,552)             --
    Purchase of DVD library .............................................................         (295,689)          (58,764)
    Deposit on leased facilities ........................................................           (2,078)             --
                                                                                                -----------      -----------
               Net cash (used) in investing activities ..................................         (419,319)          (58,764)
                                                                                                -----------      -----------
Cash flows from financing activities
    Proceeds from convertible notes payable .............................................          921,825           305,000
    Proceeds from stock subscription units ..............................................        2,285,000               300
    Payments for commissions due on stock subscription units ............................         (163,500)             --
    Payments on notes payable ...........................................................          (71,350)           (3,750)
    Proceeds from notes payable - related parties .......................................           30,000           100,000
    Payments on notes payable - related parties .........................................         (134,125)          (26,000)
    Payments on capitalized leases ......................................................          (13,492)             --
    Proceeds from exercise of warrants ..................................................          100,000              --
    Purchase of treasury stock ..........................................................           (7,500)             --
    Proceeds from loans - related parties ...............................................             --             171,950
    Payments on loans - related parties .................................................             --            (132,720)
                                                                                               -----------       -----------
               Net cash provided by financing activities ................................        2,946,858           414,780
                                                                                               -----------       -----------
Net increase in cash ....................................................................        1,365,002               980
Cash at beginning of period .............................................................           61,130             5,917
                                                                                               -----------       -----------
Cash at end of period ...................................................................      $ 1,426,132       $     6,897
                                                                                               ===========       ===========

Supplemental disclosures and non-cash investing and financing activities - see
Note 14.

The accompanying notes are an integral part of these consolidated condensed financial statements.



          Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                           March 31, 2007 (Unaudited)



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

As a result of the Agreement, the merger transaction was treated for accounting purposes as a "reverse merger", effective July 24, 2006. The legal acquirer is Donobi, Inc. and the accounting acquirer is Gottaplay Interactive, Inc. The merger had been accounted for pursuant to Statement on Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other intangible Assets". However, no goodwill was recognized in this transaction.

On February 28, 2007, the Company's wholly owned subsidiary, Gottaplay Management, Inc. ("GMI"), a Nevada corporation, merged a privately held Florida company called Gamershare, Inc. ("GSI") into its operations. In consideration for the merger, the Company paid the former sole shareholder of GSI $60,000 in cash and issued 220,000 shares of its $0.001 par value common stock. The shares were valued at market, or $2.55 per share, on the date of closing, and the total value of these shares was $561,000. The Company also agreed to issue up to another 170,000 shares of its $0.001 par value common stock to the former shareholder of GSI, if certain revenue milestones are achieved. The assets, liabilities and other obligations of GSI are nominal. GMI is the surviving corporation. The former shareholder of GSI also received a three year employment agreement.

ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. Each division and subsidiary company separately accounts for its operations and transactions and all inter-company and all intra-divisional transactions have been eliminated.

As a result of this merger there are two distinct operating divisions: (a.) a division operating an on-line video game rental business offered to the general public, and (b.) a division operating as an internet service provider ("ISP") and digital video services business. The primary core of business is the on-line video game rental business.

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

If the subscriber does not cancel during the ten-day period, the Company will charge his credit card account according to the plan selected by the subscriber, and until the subscriber cancels his subscription. The Company recognizes subscription revenue ratably during each subscriber's monthly subscription period. For financial reporting purposes, the Company allocates subscription fees over the number of days in the month for which the fee was charged and will record deferred revenue at month end for subscription fees received, but not yet earned, which will be fully recognized in the following month. The Company recognized $58,278 of deferred revenues as of March 31, 2007 for this division. All authorized refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of used video games will be recorded upon shipment.

ISP and Digital Video Services Division

ISP subscriber revenues are billed monthly and are recorded as revenue for that month the connectivity services are provided. In addition to monthly invoicing, ISP customers also have several billing options to prepay subscription fees and the plans are: (a.) quarterly, (b.) semi-annually, and (c.) annually. All prepaid fees are recorded as deferred and/or pre-billed revenues and accordingly, are recognized in the month the connectivity service is provided. At March 31, 2007, the Company's ISP division recognized deferred revenues and pre-billed revenues of $207,789. Support and maintenance contracts are recognized over the term of the respective contract. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

SHARE-BASED PAYMENTS

The Company adopted Statement of Financial Accounting standards ("SFAS") No. 123 (Revised December 2004), "Share-Based Payment" (SFAS No. 123R), which requires the measurement and recognition of compensation expense fro all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", which the company previously followed in accounting for stock-base awards. In March 2005, the SEC issued Staff Bulletin No. 107("SAB No. 107"), to provide guidance on SFAS 123R. The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

Under SFAS No. 123R, stock-base compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee's requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS 123R in its fiscal year ended September 30, 2006, using the modified prospective application method. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date (or date of adoption) and subsequently modified or cancelled; prior periods are not revised for comparative purposes. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, "Accounting for Stock-Based Compensation".

SEGMENT REPORTING

The Company follows SFAS No. 130, "Disclosures About Segments of an Enterprise and Related Information." This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has two reportable operating segments as of March 31, 2007. (See also Note 13.)

RELATED PARTIES

Related parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships and which are identified as such in the accompanying consolidated condensed financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company's fiscal year beginning October 2007, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on the Company's results of operations or financial position.

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

Note 3 - Going Concern and Management's Plan

The Company's consolidated condensed financial statements as of March 31, 2007 and for the six month period ended March 31, 2007 have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $2,934,634 and negative cash flows from operations of $1,162,537 for the six months ended March 31, 2007. At March 31, 2007, the Company had a working capital deficit of $370,356 and a stockholders' equity of $1,643,808. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the ultimate outcome of these risks and uncertainties. The Company's working capital deficit as of March 31, 2007, may not enable it to meet certain financial objectives as presently structured.

The rate at which the Company expends it financial resources is variable, may be accelerated, and will depend on many factors. In order to obtain the necessary operating and working capital, the Company seeks either public or private equity investors and/or private debt financing. There can be no assurance that such additional funding, if any, will be available on acceptable terms. The Company's continued existence as a going concern is completely dependent upon its ability to grow sales and to secure additional equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient short-term financing it would be unlikely for the Company to continue as a going concern.

Note 4 - Accrued Liabilities

Accrued liabilities consist of the following at March 31, 2007:

                                     Amount
                               -------------------

Payroll, vacations and related      $223,396
Payroll taxes ................        79,436
Business taxes ...............        36,576
Other expenses ...............        41,750
Interest .....................        97,184
                                    --------
                                    --------

Total accrued liabilities ....      $478,342
                                    ========

Note 5 - Notes and Loans Payable - Related Parties

At March 31, 2007, two related parties are owed a total of $113,509 and the notes are considered a current liability. The details of these related party obligations are:

(i.) Note payable for $60,509 to a Director of the Board, 9.5% interest, unsecured, and
(ii.) Note payable for $53,000 to an officer of the Company, 18% interest, secured with personal property.

On February 9, 2007, unsecured notes and loans totaling $341,975 due to a related party investor/stockholder were converted into a secured convertible note payable. (See also Note 7.)

Note 6 - Notes Payable and Other Loans

The Company has eight notes payable at March 31, 2007 totaling $315, 924. These notes bear interest ranging from 7.79 % to 18.0% per annum. Two notes, totaling $22,738, are collateralized by personal property of the Company, and six notes totaling $293,186, do not carry security or collateral. The long-term portion of these notes is estimated at $80,000.

Note 7 - Secured Convertible Notes Payable

From October 1, 2006 through February 9, 2007, the Company consummated three private placement financing agreements with ten investors for a total of $1,277,873. (See also Note 5.) These obligations, in the form of 9%, secured convertible notes payable, are due within one year of each note's issuance and are convertible into 1,022,298 shares of par value common stock, valued at $1.25 per share. In conjunction with these notes, the Company granted warrants to purchase shares of common stock, with terms as follows:

(a.) 1,022,298 warrants exercisable within two years from the date of grant at
     $1.50 per share, and
(b.) 1,022,298 warrants exercisable within three years from the date of grant at $2.50 per share. In December 2006, 40,000 warrants were exercised at $2.50 per share for total proceeds of $100,000. These shares were issued in January 2007.

Each investor was granted a pro-rata security interest in all the Company's assets.

For the six months ended March 31, 2007, the Company recorded discounts on these convertible notes payable totaling $1,004,524, which are equal to the fair value of the warrants granted, as determined using the Black-Scholes Option Pricing Model. The Company recognized $269,180 of interest expense on the discounts for the six months ended March 31, 2007. The unamortized balance at March 31, 2007 is $735,344. Discounts recognized are being amortized ratably over twelve months, the term of each convertible note payable.

In April 2007, five investors converted $120,000 of the secured convertible notes payable into 96,000 shares of common stock.

Note 8 - Subscription Units

In February and March 2007, the Company received a total of $2,285,000 from investors for the purchase of 1,828,000 "Units" at $1.25 per Unit. Each Unit consists of: (a) one share of common stock; (b) one warrant to purchase common stock at a purchase price of $1.50 per share for a period of two years; and, (c) one warrant to purchase common stock at a purchase price of $2.50 per share for a period of three years. Warrants granted aggregated 3,656,000.

In April 2007, the Company issued a total 1,282,000 shares of common stock. (See also Note 15.)

Note 9 - Secured Convertible Debentures

At September 30, 2006, the Company owed $464,600 on a 6% Secured Convertible Debenture A, and $400 on a 6% Secured Convertible Debenture B. On October 18, 2006 the balances due on these debentures plus accrued interest of $58,919 was paid in full with the release of 1,916,667 shares of common stock originally held in escrow for the benefit of the debenture holders as collateral on these securities. In addition, $210,000 of loans to a related party/ investor was paid off as part of the complete transaction to payoff these debentures.

Note 10 - Options and Warrants

Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility ranging from 154.86% and 158.94%; risk-free interest rates ranging from 4.79% and 4.88%; and, expected lives ranging from 2.0 and 3.0 years for warrant awards granted during the six months ended March 31, 2007.

A summary of the Company's stock options and warrants as of March 31, 2007 and changes during the six months ended March 31, 2007 is presented below:

                                                             Weighted          Weighted
                                           Options           Average        Average Grant
                                             and            Exercise          Date Fair
                                          Warrants            Price             Value
                                         ------------     --------------    ---------------
Outstanding, September 30, 2006           3,129,309       $    0.75            $    0.75
     Granted                              6,247,396            1.98                 1.98
     Exercised                               40,000            2.50                 2.50
     Expired/Cancelled                           --              --                   --
                                         ------------     --------------    ---------------
Outstanding, March 31, 2007               9,336,705       $    1.56            $    1.56
                                         ------------     --------------    ---------------
Exercisable, March  31, 2007              9,336,705       $    1.56            $    1.56
                                        ============     ==============    ===============

Note 11 - Incentive Plan

In February 2007, the Company adopted the "2007 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan" (the "Plan"). The Plan provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to Directors, Officers, Employees and Consultants. Upon the adoption of this Plan, the Company set aside 3,000,000 shares of $0.001 par value common stock, which may be issued upon the exercise of securities granted. As of March 31, 2007, no securities have been granted or are outstanding.

Note 12 - Treasury Stock

On October 19, 2006 the Company purchased 3,410 shares of its common stock for $7,500 at the market price ($2.20 per share) for its shares at the close of the trading day.

Note 13 - Segment Reporting

The Company operates in two principal business segments. The following table sets forth the information for the Company's reportable segments and reconciliation for the six months ended March 31, 2007.

                                                                   Internet
                                                                   Service
                                            On-line Game           Provider
                                           Rental Division         Division              Totals
                                           -------------------------------------------------------
Net sales .........................         $   206,893          $   884,497          $ 1,091,390
Direct cost of sales, net of
depreciation ......................              99,495              423,947              523,442
Interest expense ..................             320,622               39,063              359,685
Depreciation and amortization .....             143,031               91,179              234,210
Corporate and other expense, net of
other income ......................           2,437,896              470,791            2,908,687
Loss from segment operations ......          (2,794,151)            (140,483)          (2,934,634)

Capitalized expenditures ..........             978,241                 --                978,241
Assets ............................           2,823,052            1,335,648            4,158,700

The Company did not have operating segments for the six months ended March 31, 2006.

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

Note 14 - Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the six months ended March 31, 2007 and 2006, respectively, are summarized as follows:


NON-CASH INVESTING AND FINANCING                                Six months ended March 31,
--------------------------------
                                                                    2007               2006
                                                                -----------------------------
Convert debentures and accrued liabilities into
   shares of common stock ..............................        $  523,919         $    --
Convert loans due to related party into a common stock .           210,000              --
Allocation of discount for value of warrants issued with
   secured convertible notes payable ...................         1,004,525              --
Issue common stock for inducement to merge .............           561,000              --
Issue common stock for prepaid professional services ...           240,000              --
Convert related party notes, loans and accrued interest
   into secured convertible note payable ...............           356,048              --
Convert related party loan to note payable .............              --             333,837
Vendor credit received for return of video games .......              --              11,365


CASH PAID FOR INTEREST AND TAXES            Six months ended March 31,
--------------------------------
                                                 2007            2006
                                            -----------------------------

Interest............................         $  16,356         $  --
Taxes ..............................                --            --

Note 15 - Subsequent Events

On April 20, 2007, the Company cancelled 2,000,000 shares of common stock originally issued to an investment relations firm, pursuant to an agreement dated July 25, 2006. The value of these shares was $3,000,000 and was reported as prepaid services in the accompanying Consolidated Condensed Statement of Stockholders' Deficit. The reason for cancellation was due to non performance.

In April 2007, the Company issued 1,924,000 shares of common stock to certain investors holding secured convertible notes payable (96,000 shares) and all investors holding the subscription units (1,828,000). (See Notes 7 and 8.)


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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

Our discussion and analysis of our financial condition and results of operations as of and for the three and six months ended March 31, 2007 are based upon our reviewed consolidated condensed financial statements. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to the collectibility of accounts receivable, the realization of goodwill, the expected term of a customer relationships, accruals and other factors. We evaluate these estimates and assumptions on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

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

We charge a subscriber's credit card monthly for our services, and thereafter, until the subscriber cancels his subscription. We recognize subscription revenue ratably during each subscriber's monthly subscription period. For financial reporting purposes, we allocate subscription fees over the number of days in the month for which the fee was charged. All authorized refunds to subscribers are recorded as a reduction of revenues.

Deferred revenue at March 31, 2007 was $58,278. All deferred revenue is generally recognized in the following month.

A subscriber has the option to select from one of three rental plans: (a.) For $12.95 per month, the subscriber is allowed one DVD in his possession, (b.) For
20.95 per month, the subscriber is allowed up to two DVD's in his possession, and (c.) For $28.95 per month, the subscriber is allowed up to three DVD's in his possession.

Internet Service Provider Division

Internet related revenues are recorded when they are rendered and earned. Revenues from support and maintenance contracts are recognized over the term of the contract. Provisions for discounts and rebates to our customers, estimated returns and allowances and other adjustments are provided for in the same period we record the related sales. At March 31, 2007, we reported deferred revenues and pre-billed revenues totaling $207,789, of which a significant portion will be fully recognized in the month of April 2007.

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

LOSS PER COMMON SHARE

We compute basic and diluted loss per share of common stock by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the respective reporting period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three and six months ended March 31, 2007 and 2006, respectively, because their effect would be anti-dilutive.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company continues to evaluate the impact of FIN 48 which is to be adopted effective fiscal years beginning after December 15, 2006.

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

OVERVIEW, HISTORY, MERGER AND BUSINESS

Gottaplay Interactive, Inc. (the "Company") was formed in Nevada in July 2004 under the name of Donobi, Inc. and is the successor to H-NET.NET, Inc., which was formed under the laws of Colorado in May 1986. On July 24, 2006, pursuant to a Merger Agreement (the "Agreement"), Gotaplay Interactive, Inc. ("Gotaplay"), a privately held Nevada corporation, merged with Donobi, Inc. In accordance with the Agreement, the Registrant: (a.) completed a one for six reverse stock split; (b.) issued 17,744,618 post-reverse split shares for 100% of the common stock held by the former stockholders of Gotaplay after the date of merger; (c.) amended the Articles of Incorporation by changing the name of the Registrant from Donobi, Inc. to Gottaplay Interactive, Inc.; and, (d.) except for William
M. Wright, III and Norm Johnson, the directors of the Registrant resigned and the three former directors of the Gotaplay were elected to the board of directors of the Registrant. As a result of the Merger, voting control changed and, except for Mr. William M. Wright, III, who remained as Chief Operating Officer, the other officers of Donobi resigned and were replaced by officers selected by Gottaplay's management.

Upon consummation of the Merger we assumed the business operations of Gotaplay to include their assets, their debts and their commitments and obligations, such as leases and independent consulting agreements. We now operate two distinct divisions, an on-line video game rental division, and, an Internet connectivity services division.

On February 28, 2007, our wholly owned subsidiary, Gottaplay Management, Inc. ("GMI"), a Nevada corporation, merged a privately held Florida company, an on-line video game trading company, called Gamershare, Inc. ("GSI") into its operations. In consideration for the merger, we paid the former sole shareholder of GSI $60,000 in cash and issued him 220,000 shares of our $0.001 par value common stock. The shares were valued at market, or $2.55 per share, on the date of closing, and the total value of these shares was $561,000. We also agreed to issue up to another 170,000 shares of our $0.001 par value common stock to the former shareholder of GSI, if this video game trading business achieves certain revenue milestones. The former shareholder of GSI also received a three year employment agreement.

Our primary business division is the on-line video game rental business which is dedicated to providing customers a quality rental experience through our web site www.gottaplay.com. The service is an alternative to store based gaming rentals. We also provide a subscriber the option to purchase new and/or used video game titles at a discounted price. We offer our customers an extensive selection of video games for on a monthly subscription fee. Customers can sign-up via the web page to rent and/or buy video games of their choice. The titles are then shipped to the customer via first class mail once they have made their selection(s). Active subscribers can retain the games for an indefinite period of time as long as they are active paying subscribers. Customers can exchange their selections at anytime by returning their game(s) in the pre-paid and pre-addressed mailers provided by us.

Our other division (dba Donobi) primarily operates as an Internet Service Provider ("ISP") with operations in Washington, Oregon, and Hawaii, offering Internet connectivity to individuals, multi-family housing, businesses, non-profit organizations, educational institutions and government agencies. We provide high quality, reliable and scalable Internet access, web hosting and development, equipment co-location, and networking services to underserved rural markets. Our overall strategy is to become the dominant Internet Service Provider for residents and small to medium-sized businesses within rural and semi-rural communities/areas in the United States. Our current focus is within the states of Washington, Oregon and Hawaii.

We intend to grow our business divisions through technological innovations and adaptations, the implementation of our short and long-term business plans and a long-term commitment to delivering high-quality product and services to every subscriber. We believe that the key to our success will depend in a large part on out ability to promote our services, gain subscribers and expand our relationships with current subscribers. Our achievements can be identified and measured in our strategic business plan. Our focus in fiscal year 2007 is building on this foundation and executing well in key areas, such as, continuing to innovate on our ability to creatively market our products, offering unique subscriber plans, responding effectively to our subscriber needs and desires, and continuing to focus internally on product and service delivery, business efficacy, and accountability across our Company. Our key market opportunities include but are not limited to: (a.) expanding into other interactive technology for the delivery of media to subscribers, (b.) partnering with other compatible businesses to cross-market and promote our services and products, (c.) entering and offering the interactive medium to the education community, and (d.) extending accessibility and delivery of internet services and entertainment/ educational videos to remote location subscribers. We seek to differentiate our services from our competitors by offering a fair price for exceptional service and delivery, and, in the on-line video gaming rental division, the delivery of a gamer's first choice/selection each time, and every time. If we are not successful in promoting our services and expanding our customer base, this may have a material adverse effect on our financial condition and our ability to continue to operate the business and record profits.

SUMMARY OF CONSOLIDATED CONDENSED RESULTS OF OPERATIONS

As a result of these efforts, we should be able to sustain a reasonable and controlled growth rate of new customers and subscribers. The measurement of this period's revenues should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations. The financial statements inclusive of this report include a full three months and six months operations for both divisions, whereby, any comparison to the three and six month periods ended March 31, 2006 incorporate only the on-line game rental division because of the merger's effective date was July 24, 2006. Therefore, the results operations and cash flows for the periods presented are not comparable.

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

On-line video game rental division

On-line video game rental revenue for our second quarter ended March 31, 2007 was $170,057 with a cost of revenue of $147,995, including $89,726 of depreciation on videos, resulting in direct loss from sales of $22,062, or 12% of sales. Our first quarter's direct loss from revenue percentage was 117% of sales. This division's operating expenses, including other depreciation and amortization of $14,122, totaled $1,270,206, for an operating loss of $1,248,143. Of significance, of this division's loss from operations, is the recognition and amortization of $550,000 of prepaid stock-based compensation. The expense of this item will not occur in future periods due to our cancellation and termination of the one-year agreement due to contractor non-performance.

For the six-months ended March 31, 2007 we recorded $206,893 of revenue and our cost of revenue, to include $128,568 of depreciation, was $228,063, resulting in a direct loss from sales of $65,314 or 31% of sales.

For the six months ended March 31, 2007, we reported interest expense totaling $320,195, of which $269,210 was reported as amortization for discounts recognized on warrants granted with the issuance of our secured convertible notes payable.

This division's net loss for the three and six months ended March 31, 2007 was $1,469,683 and $2,794,151, respectively. This division's pre-merger net loss, for the three and six months ended March 31, 2006 was $320,741 and $627,037, respectively, on revenues of $42, 547 and $66,405 respectively.

Internet service provider division

Internet connectivity revenue for this division for our three and six months ended March 31, 2007 was $418,437 and $466,060, respectively. The direct cost of revenue was $212,938 and $211,009 for the three and six month periods. Gross profits from this division were $209,234 (50.9%) and $255,051(54.7%) for the second and first quarter, respectively. The operating expenses, including depreciation and amortization of $45,691 and $45,488, totaled $287,830 and $292,330 for the first and second quarter, respectively.

This division recorded operating losses of $32,776 and $86,832, for the first and second quarters, respectively.

Interest expense for the six months ended was $39,063.

Our current quarter's net loss and our year-to-date net loss for this division is $97,368 and $140,483, respectively.

Our ISP division's revenues are primarily generated from out "dial-up" and our "broadband" customers. While our broadband customer base has remained relatively the same over the past fifteen months, our dial-up customer base has decreased significantly. We have experienced an approximate decrease of 34.1% of our dial-up customers over the same period. Although we expect these trends to flatten out, we do expect to see continued decline in our dial-up customer base, but not to the same extent as in the past periods. For the quarters ended December 31, 2006 and March 31, 2007, our dial-up and broadband customer revenues generated approximately 83.57% or $389,472 and 82.44% or $344,943, respectively of this division's total revenues per each respective period.

COSTS AND EXPENSES

COST OF REVENUES

Costs of revenues includes all direct costs in the production of revenues and will include such items as depreciation, direct wages and related burden, cable charges, commissions, shipping materials and fees and credit card fees. Total cost of revenues for the six months ended March 31, 2007 and 2006 was $652,010 and $89,646 (pre-merger), respectively.

FULFILLMENT

This category of expense is primarily comprised of those support services and expenses for the distribution of video games to subscribers/customers and includes distribution centers' fees, independent contractor fees, certain communications expenses and certain wages and related burden. The total cost of fulfillment for the six months ended March 31, 2007 and 2006 was $266,673 and 119,403 (pre-merger), respectively. We expect these costs to increase proportionately throughout fiscal 2007 because of our newly added number of distribution centers and our growing number of on-line game subscribers.

ADVERTISING AND MARKETING

Advertising and marketing for the six months ended March 31, 2007 increased $369,284 over the same period one year ago. Total advertising and marketing expense for the six months ended is approximately $415,000. Significantly, 99% of this expense is representative of the efforts of the on-line gaming division to attract, gain and retain subscribers. This expense was anticipated and planned. It is also projected that this category of expense will increase substantially for the on-line video game rental division during fiscal 2007 and into fiscal 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include Federal and State employer and business taxes, various compliance expenses and licenses, professional fees, certain wages and burden, and other unallocated expenses. Total expense for this category for the six months ended March 31, 2007 was $1,981,004 as compared to the same quarter one year ago of $244,312 (pre-merger). This expense category includes $1,200,000 of charges attributable to expensing three months of prepaid consulting fees, as further explained in the following paragraph.

In July 2006, we entered into a one-year consulting agreement with independent financial and business advisor, in which the consultants will provide business expertise, advice and negotiations in strategic corporate planning, private financing, mergers and acquisitions, and such other business areas as deemed necessary by our management. Under the terms of the agreements, the consultants received 2,000,000 shares of common stock. The stock was valued at the closing market price of $1.50 per share on the date of the execution of this agreement. The total value of the services was $3,000,000 and was being amortized over twelve months. However, we terminated this agreement in February 2007 and cancelled the issuance of all this entity's stock in April 2007 because of the business advisor's failure to perform as per terms of the contract. As such, we recognized $1,200,000 of non-cash compensation for the six months ended March 31, 2007 and is recorded as a consulting expense in the accompanying consolidated condensed statements of operations. At March 31, 2007 we have $1,250,000 of unamortized consulting expense and is reported in the accompanying consolidated condensed statement of stockholders' deficit. Also, of significance, is the fact that stock-based compensation for these services did not affect our working capital and cash flows.

Under the circumstances, we believe our overall costs are under control, as planned, and, within proximate range of management's forecasts.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements as of and for the three and six months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended March 31, 2007, we had a net loss of $2,934,634 and negative cash flows from operations of $1,162,537. We had a working capital deficit of $370,356 and a stockholders' equity of $1,643,808. Our working capital deficit at March 31, 2007 may not enable us to meet certain financial objectives as presently structured.

We had a cash balance of $1,426,132 at March 31, 2007. We finance our operations and capital requirements primarily through private debt and equity offerings. Substantially, our cash balance is a result of raising over $3,336,825 during these past six months in equity and/or debt. Our current forecast anticipates substantial negative cash flows from operations. Therefore, we have to continue to raise capital through either equity instruments and/or debt, not only to sustain our operations but to grow and improve our operations according to our fiscal 2007 strategic business plan.

At March 31, 2007: (a.) the book value of our outstanding common stock was $0.05 per share, (b.) our current ratio was .85, (c.) our cash to debt ratio was a negative .57, and (d.) our acid test ratio was a negative .65. These ratios are a significant improvement over our December 31, 2006 quarterly results. However, these financial indicators are not acceptable and we will have to improve our performance quickly if we expect to stay in business.

From October 1, 2006 to February 9, 2007, we consummated three private placement financing agreements, in the form of 9% secured convertible promissory notes, with ten investors for a total of $1,277,873. These obligations are due within one year of each note's issuance and are convertible in 1,022,298 shares of common stock, valued at $1.25 per share. In conjunction with these notes, we granted warrants to purchase shares of our common stock with the terms as follows: (a.) 1,022,298 warrants exercisable within two years from the date of grant at $1.50 per share, and (b.) 1,022,298 warrants exercisable within three years from the date of grant at $2.50 per share. Forty thousand shares of the $2.50 shares ($100,000) were exercised in December 2006 and stock was issued this quarter.

Each investor was granted a pro-rata security interest in all the Company's assets.

For the six months ended March 31, 2007, we recorded discounts on these convertible notes payable totaling $1,004,524, which are equal to the fair value of the warrants granted, as determined using the Black-Scholes Option Pricing Model. We recognized $269,180 of interest expense on the discounts for the six months ended March 31, 2007 and the unamortized balance at March 31, 2007 is $735,344. Discounts recognized are being amortized ratably over twelve months, the term of each convertible note payable.

In April 2007, five of the above investors converted $120,000 of the secured convertible notes payable into 96,000 shares of common stock.

In February and March 2007, we received a total of $2,285,000 from investors for the purchase of 1,828,000 "Subscription Units" at $1.25 per Unit. Each Unit consists of: (a) one share of common stock; (b) one warrant to purchase common stock at a purchase price of $1.50 per share for a period of two years; and, (c) one warrant to purchase common stock at a purchase price of $2.50 per share for a period of three years. Warrants granted aggregated 3,656,000.

In April 2007, the Company issued a total 1,828,000 shares of common stock to investors holding these "units".

At September 30, 2006, we owed $464,600 on a 6% Secured Convertible Debenture A, and $400 on a 6% Secured Convertible Debenture B. On October 18, 2006 the balances due on these debentures plus accrued interest of $58,919 was paid in full with the release of 1,916,667 shares of common stock originally held in escrow for the benefit of the debenture holders as collateral on these securities. In addition, $210,000 of loans to a related party/ investor was paid off as part of the complete transaction to payoff these debentures.

In October 2006, the balance due of $465,000 on our convertible debentures was completely paid off by certain investors and we re-issued the 1,916,667 shares of common stock held in escrow on behalf of the original debenture holders to the new investors. We also owed $210,000 to a related party/investor who was directly involved with closing this deal. As part of the payoff of these debentures, the $210,000 obligation was also charged off.

Our continuation as a going concern is dependent on our ability to grow revenues, obtain additional equity and/or financing, and, generate sufficient cash flow from operations to meet our obligations on a timely basis.

The operating results of the Company's divisions can vary materially depending on a number of factors, many of which are outside our control:

a. Demand for our services and market acceptance lags,
b. Announcements and introduction of our new products and services and/or by our competitors, c. Our ability to upgrade infrastructure, develop new and improved systems to meet and anticipate growth and demand, d. Changing governmental rules, regulations and requirements, e. Customer/subscriber resilience and apathy due to foreign insurrections and our national and local economies, f. Product pricing competition, and g. Lack of investor/banking short-term working capital to facilitate unanticipated cash shortages.

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


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2007, we entered into a consulting agreement with San Diego Torrey Hills Capital LLC. Under which the terms of the agreement, in consideration of the services, we issued 30,000 shares of common stock with a fair market price of $2.33 per share.

On January 31, 2007 five accredited investors purchased a total of $120,000 in one year Convertible Promissory Notes (the 1/10/07 Notes") which were convertible into shares of our common stock at $1.25 per share. As additional consideration to these accredited investors, we issued: a) 96,000 warrants to purchase 96,000 shares of our common stock at $1.50 per share at an exercise price of $1.50 for a period of two years; and, b) 96,000 warrants to purchase 96,000 shares of our common stock at $2.50 per for a period of three years;

On January 23, 2007, we issued to J. Roebling Fund, upon the exercise of warrants, 40,000 shares of common stock at an exercise price of $2.50 per share.

From February 23, 2007 through March 31, 2007 we sold to 26 accredited investors, a total of 1,828,000 Units (the "Unit[s]") for $1.25 per Unit (total of $2,285,000.) Each Unit consists of: a) one share of common stock; b) one warrant to purchase one share of our common stock at a purchase price of $1.50 per share for a period of two years, and, c) one warrant to purchase one share of our common stock at a purchase price of $2.50 for a period of 3 years. Prestige Financial Center, acted as Placement Agent for 1,308,000 of the Units (total of $1,630,000) and received compensation consisting of x) a commission of 10% ($163,500) of the amount funded; y) warrants to purchase 416,000 shares of common stock at an exercise price of $1.50 per share for a period of two years; and z) warrants to purchase 130,800 shares of our common stock at an exercise price of $2.50 per share for a period of three years. No commissions were paid on the sale of 520,000 Units which were sold by officers of the Company.

On February 28, 2007, we issued 220,000 shares of our common stock with a value of $2.55 per share in connection with our acquisition of Gamershare, Inc.

On March 15, 2007 we entered into a Consulting Agreement with The Lexicomm Group to provide us with public relation services. Pursuant to the Agreement, we will issue as part of the monthly compensation, $2,500 per month in shares of our common stock with the fair market value on date of issuance. To date, we have issued 504 shares of common stock at $2.48 per share and 1,309 shares of stock at a fair market value of $1.90 per share.

On March 28, 2007, we entered into a Letter of Agreement with Andrew J. Barwicki to provide investor relation services for us. Under the terms of the Agreement, monthly compensation is $3,100 and 4,000 shares of common stock. To date we have issued 4,000 shares of common stock with a fair market value of $2.25 per share.

On March 28, 2007, we entered in a Consulting Agreement with Prominence Media Corp to provide media relations. Compensation, in anticipation of the services to be performed was $168,000 of our common stock with a fair market value of $2.25 per share totaling 74,667 shares of common stock.

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

(a)      Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On March 14, 2007, we filed, on Form 8-K, Item 1.01 Entry Into a Material Definitive Agreement, Item 2.01 Completion of Acquisition or Disposition of Assets and Item 3.02 Unregistered Sales of Equity Securities.

On April 26, 2007, we filed, on Form 8-K, Item 3.02 Unregistered Sales of Equity Securities.





















                                   SIGNATURES

         In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gig Harbor, State of Washington, on May 15, 2007.

                           GOTTAPLAY INTERACTIVE, INC.


By: /S/ John P. Gorst
John P. Gorst,
Chief Executive Officer and Director

By: /S/ M. CARROLL BENTON
M. Carroll Benton
Chief Financial Officer
Chief Administrative Officer
Secretary, Treasurer and
Director

By: /S/ ASRA RASHEED
Asra Rasheed
President

By: /S/ WILLIAM M. WRIGHT, III
Chief Operating Officer
Director

By: /S/ MARK H. LEVIN
Mark H. Levin
Director

By: /S/ NORM JOHNSON
Norm Johnson
Director