Form 10QSB
period 2007-06-30
Gottaplay Interactive, Inc.
filed 2007-08-14
CIK 831232

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2007.

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

                             (253) 617-7490
                     (Registrant's telephone number,
                          including area code)

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

   Common Stock, $0.001 Par Value 31,191,098 as of August 14, 2007.

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
   SIGNATURES.................................................................................................................26
   ----------

PART I - FINANCIAL INFORMATION

ITEM I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS OF GOTTAPLAY
         INTERACTIVE, INC.

                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
                      Consolidated Condensed Balance Sheets

                                                                    June 30, 2007            September 30, 2006
                                                                     (Unaudited)
                                                                 ---------------------      ---------------------
                                    Assets
Current assets
    Cash .....................................................         $   103,147          $    61,130
    Accounts receivable, net of $97,638 allowance for doubtful
       accounts ..............................................             104,063              181,400
    Work-in-progress .........................................                --                 11,563
    Prepaid expenses and other current assets ................             173,137               31,800
    Deferred charges .........................................              45,000               45,000
                                                                       -----------          -----------
                    Total current assets .....................             425,347              330,893
                                                                       -----------          -----------
Fixed assets, net of $954,760 of accumulated depreciation ....             454,035              281,876
                                                                       -----------          -----------
Other assets
    Intangible assets, net of $217,219 of accumulated ........           1,571,588            1,052,729
amortization
    Deposits .................................................              27,628               13,451
                                                                       -----------          -----------
           Total other assets ................................           1,599,216            1,066,180
                                                                       -----------          -----------
           Total assets ......................................         $ 2,478,598          $ 1,678,949
                                                                       ===========          ===========

                     Liabilities and Stockholders' (Deficit)

Current liabilities
    Accounts payable .........................................         $   723,282          $   649,161
    Accounts payable - related parties .......................              32,162               43,326
    Accrued liabilities ......................................             532,869              425,889
    Accrued liabilities - related parties ....................              33,968               32,411
    Deferred and prebilled revenues ..........................             294,482              251,544
    Convertible debentures ...................................                --                465,000
    Current portion of notes payable .........................             217,979              302,040
    Convertible notes payable, net of $475,017 unamortized ...             682,856                 --
    discount
    Notes payable - related parties ..........................              88,509              765,082
    Obligations under capitalized leases .....................               6,807               27,046
    Amounts due - related parties ............................              20,799                8,468
                                                                       -----------          -----------
           Total current liabilities .........................           2,633,713            2,969,967
                                                                       -----------          -----------
Long-term liabilities
      Long term portion of notes payable .....................              80,000               85,234
                                                                       -----------          -----------
Total liabilities ............................................           2,713,713            3,055,201
                                                                       -----------          -----------
Stockholders' (deficit)
    Preferred stock, $0.001 par value, 5,000,000 shares
       authorized, none issued and outstanding ...............                --                   --
    Common stock, $0.001 par value, 100,000,000 shares
       authorized, 31,107,008 shares issued and 31,103,598
       shares outstanding ....................................              31,107               28,893
    Treasury stock ...........................................              (7,879)                (379)
    Additional paid-in capital ...............................           7,231,489            3,586,369
    Additional paid-in capital - treasury stock ..............             230,614              230,614
    Prepaid services paid with common stock ..................                --             (2,450,000)
    Accumulated deficit ......................................          (7,720,446)          (2,771,749)
                                                                       -----------          -----------
           Total stockholders' (deficit) .....................            (235,115)          (1,376,252)
                                                                       -----------          -----------
           Total liabilities and stockholders' (deficit) .....         $ 2,478,598          $ 1,678,949
                                                                       ===========          ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.
                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                    Three months ended              Nine months ended
                                                         June 30,                       June 30,
                                                 --------------------------     --------------------------
                                                    2007           2006            2007           2006
                                                 -----------    -----------     -----------    -----------
Revenues                                       $    488,969   $     37,199    $  1,584,184   $    103,604
Cost of revenues                                    447,353         34,685       1,089,639        124,331
                                                 -----------    -----------     -----------    -----------
    Income (Loss) before operating expenses          41,616          2,514         494,545       (20,727)
                                                 -----------    -----------     -----------    -----------
Operating expenses
   Fulfillment                                      205,683         56,916         487,273        192,702
   Technology and development                        63,620         13,500         100,172         40,533
   Advertising and marketing                        798,220         20,353       1,217,379         67,804
   General and administrative                       539,491         90,548       2,641,453        318,045
   Officers' compensation                           133,146         43,920         267,186        122,707
   Related party expenses                            22,924         31,357          95,968         90,346
                                                 -----------    -----------     -----------    -----------
    Total operating expenses                      1,763,084        256,594       4,809,431        832,137
                                                 -----------    -----------     -----------    -----------
     Loss from operations                        (1,721,468)     (254,080)      (4,314,886)     (852,864)
                                                 -----------    -----------     -----------    -----------
Other income (expense)
    Interest income and other income                  7,048            234          21,273            785
    Other income                                      6,410         25,000          10,655         25,000
    Gain on disposition of assets                     3,154             --           3,154          3,391
    Interest expense and financing costs          (309,208)       (21,767)       (668,893)       (53,963)
                                                 -----------    -----------     -----------    -----------
    Total other income (expense)                  (292,596)          3,467       (633,811)       (24,787)
                                                 -----------    -----------     -----------    -----------
    Net loss before income taxes                 (2,014,064)     (250,613)      (4,948,697)     (877,651)
Provision for income taxes                               --             --              --             --
                                                 -----------    -----------     -----------    -----------
     Net Loss                                  $ (2,014,064)  $  (250,613)    $ (4,948,697)  $  (877,651)
                                                 ===========    ===========     ===========    ===========



Weighted average number of common shares
  outstanding                                    30,749,726     17,020,000      30,712,640     16,321,352
                                                 ===========    ===========     ===========    ===========


Net loss per common shares outstanding, basic
  and diluted                                  $     (0.07)   $     (0.01)    $     (0.16)   $     (0.05)
                                                 ===========    ===========     ===========    ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
           Consolidated Condensed Statement of Stockholders'(Deficit)
                    For the nine months ended June 30, 2007
                                   (Unaudited)

                                               Common Stock                     Treasury Stock
                                                                                           Additional
                                                                                             Paid in
                                         Shares            Amount              Amount        Capital
                                       ---------------------------------------------------------------------
Balance at September 30, 2006 ......     28,893,433     $    28,893     $      (379)    $   230,614
                                       ---------------------------------------------------------------------
Allocation of discount on
convertible notes payable ..........           --              --              --              --

Stock subscription units, net of
expenses ...........................           --              --              --              --

Issuance of common stock at $1.25
per share of previously authorized
subscription units .................      1,828,000           1,828            --              --

Authorization to issue common stock
at market value for non-employee
contracted services ................           --              --              --              --

Issuances of common stock previously
authorized, at market values .......         75,171              75            --              --

Issuances of common stock at market
values for non-employee contracted
services ...........................         37,737              38            --              --

Issuance of common stock at market
value to merge company .............        220,000             220            --              --

Issuance of common stock at $1.25
per share in redemption of
convertible notes payable ..........         96,000              96            --              --

Recognition of prepaid services ....           --              --              --              --

Charge unamortized portion of
prepaid services and cancel issuance
of common stock ....................     (2,000,000)         (2,000)           --              --

Issuance of common stock in
conjunction with settlement of debts      1,916,667           1,917            --              --

Exercise of 40,000 warrants; stock
unissued ...........................           --              --              --              --

Issuance of common stock for
exercise of warrants ...............         40,000              40            --              --

Treasury shares purchased ..........         (3,410)           --            (7,500)           --

Net loss for the nine months ended,
June 30, 2007 ......................           --              --              --              --
                                        -----------     -----------     -----------     -----------
Balance at  June 30, 2007 ..........     31,103,598     $    31,107     $    (7,879)    $   230,614
                                        ===========     ===========     ===========     ===========

(Table continued below)

(Table continued from above)
                          Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
           Consolidated Condensed Statement of Stockholders'(Deficit)
                    For the nine months ended June 30, 2007
                                   (Unaudited)

                                                            Common
                                       Additional         Stock (Units)                                   Total
                                         Paid-In          Authorized but   Prepaid     Accumulated     Stockholders'
                                         Capital            Unissued       Services     (Deficit)        (Deficit)
                                       -----------------------------------------------------------------------------
Balance at September 30, 2006 ......    $ 3,586,369            --       $ (2,450,00)    $(2,771,749)    $(1,376,252)
                                        ----------------------------------------------------------------------------
Allocation of discount on
convertible notes payable ..........      1,004,525            --              --              --         1,004,525

Stock subscription units, net of
expenses ...........................       (163,500)      2,285,000            --              --         2,121,500

Issuance of common stock at $1.25
per share of previously authorized
subscription units .................      2,283,172      (2,285,000)           --              --              --

Authorization to issue common stock
at market value for non-employee
contracted services ................           --           169,250            --              --           169,250

Issuances of common stock previously
authorized, at market values .......        169,175        (169,250)           --              --              --

Issuances of common stock at market
values for non-employee contracted
services ...........................         87,102            --              --              --            87,140

Issuance of common stock at market
value to merge company .............        560,780            --              --              --           561,000

Issuance of common stock at $1.25
per share in redemption of
convertible notes payable ..........        119,904            --              --              --           120,000

Recognition of prepaid services ....           --              --         1,200,000            --         1,200,000

Charge unamortized portion of
prepaid services and cancel issuance
of common stock ....................     (1,248,000)           --        (1,250,000)           --              --

Issuance of common stock in
conjunction with settlement of debts        732,002            --              --              --           733,919

Exercise of 40,000 warrants; stock
unissued ...........................           --           100,000            --              --           100,000

Issuance of common stock for
exercise of warrants ...............         99,960        (100,000)           --              --              --

Treasury shares purchased ..........           --              --              --              --            (7,500)

Net loss for the nine months ended,
June 30, 2007 ......................           --              --              --        (4,948,697)     (4,948,697)
                                        -----------     -----------     -----------     -----------     -----------
Balance at  June 30, 2007 ..........    $ 7,231,489     $      --       $      --       $(7,720,446)    $  (235,115)
                                        ===========     ===========     ===========     ===========     ===========



The accompany notes are an integral part of this consolidated condensed financial statement.

                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine months ended        Nine months ended
                                                                          June 30, 2007            June 30, 2006
                                                                       --------------------    ----------------------
Cash flows from operating activities
    Increase (decrease) in cash
    Net loss ....................................................         $(4,948,697)         $  (877,649)
    Adjustment to reconcile net loss to cash (used) in
        operating activities:
        Depreciation and amortization ...........................             444,855               91,294
        Disposition of assets ...................................               3,246               (3,391)
        Share-based compensation for services rendered ..........             256,390               35,549
        Amortization of discounts ...............................             529,507                 --
        Amortization of prepaid expenses ........................           1,200,000                 --
        Increase allowance for doubtful accounts ................              43,830                 --
        Forfeiture of deposit ...................................                --                  2,250

           Changes in assets and liabilities:
             Accounts receivable ................................              33,507                 --
             Accounts payable ...................................              74,121              125,416
             Accounts payable - related parties .................              (4,722)              80,347
             Accrued liabilities ................................             186,056               42,535
             Accrued liabilities - related parties ..............               5,889               40,160
             Deferred revenue and pre-billed revenue ............              15,454                2,099
             Other current assets and prepaid expenses ..........              (2,289)                 444
                                                                          -----------          -----------
                          Net cash (used) in operating activities          (2,162,853)            (460,946)
                                                                          -----------          -----------
Cash flows from investing activities
    Cash paid to merged company .................................             (60,000)                --
    Cash on deposit .............................................            (100,000)                --
    Purchase of fixed assets and intangible property ............             (74,241)                --
    Purchase of DVD library .....................................            (443,878)             (59,913)
    Deposit on leased facilities ................................             (14,177)                --
                                                                          -----------          -----------
               Net cash (used) in investing activities ..........            (692,296)             (59,913)
                                                                          -----------          -----------
Cash flows from financing activities
    Proceeds from convertible notes payable .....................             921,825                 --
    Proceeds from stock subscription units ......................           2,285,000                  300
    Payments for commissions due on stock subscription units ....            (163,500)                --
    Proceeds from notes payable .................................                --                305,000
    Payments on notes payable ...................................             (89,295)              (6,000)
    Proceeds from notes payable - related parties ...............              30,000              270,600
    Payments on notes payable - related parties .................            (159,125)             (63,500)
    Payments on capitalized leases ..............................             (20,239)                --
    Proceeds from exercise of warrants ..........................             100,000                 --
    Purchase of treasury stock ..................................              (7,500)                --
    Proceeds from loans - related parties .......................                --                173,898
    Payments on loans - related parties .........................                --               (133,384)
                                                                          -----------          -----------
               Net cash provided by financing activities ........           2,897,166              546,914
                                                                          -----------          -----------
Net increase in cash ............................................              42,017               26,055
Cash at beginning of period .....................................              61,130                5,917
                                                                          -----------          -----------
Cash at end of period ...........................................         $   103,147          $    31,972
                                                                          ===========          ===========

Supplemental disclosures and non-cash investing and financing activities - see
Note 14.

The accompanying notes are an integral part of these consolidated condensed financial statements.

          Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2007
                                  (Unaudited)


Note 1 - Organization and Mergers

On July 24, 2006, Gottaplay Interactive, Inc. ("Gottaplay" and the "Company"), formerly known as Donobi, Inc. ("Donobi"), a publicly held Nevada company, merged with Gotaplay Interactive, Inc. ("Gotaplay"), a privately held Nevada corporation pursuant to a Merger Agreement ("Agreement"). In accordance with terms of the Agreement, Donobi was to:

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

On February 28, 2007, the Company's wholly owned subsidiary, Gottaplay Management, Inc. ("GMI"), a Nevada corporation, merged a privately held Florida company called Gamershare, Inc. ("GSI") into its operations. In consideration for the merger, the Company paid the former sole shareholder of GSI $60,000 in cash and issued 220,000 shares of its $0.001 par value common stock. The shares were valued at market, or $2.55 per share, on the date of closing, and the total value of these shares was $561,000. The Company also agreed to issue up to another 170,000 shares of its $0.001 par value common stock to the former shareholder of GSI, if certain revenue milestones are achieved. The assets, liabilities and other obligations of GSI were nominal. GMI is the surviving corporation. The former shareholder of GSI also received a three year employment agreement.

ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. Each subsidiary company separately accounts for its assets, liabilities and operations. Accordingly, all inter-company transactions have been eliminated.

The Company has two distinct operating segments identified:

(a.) as an on-line video game rental business offered to the general public, and

(b.) as an internet service provider ("ISP").

ON-LINE VIDEO GAME RENTAL BUSINESS

The on-line video game rental business began operations in October 2004. This operation provides a subscriber access to a comprehensive library of titles via the internet as an alternative to store based gaming rentals. For the standard subscription plan of $20.95 per month, subscribers can generally have up to two titles out at the same time with no due dates, late fees or shipping charges. In addition to the standard plan, the Company offers two other service plans with different price points that allow subscribers to keep either fewer or more titles at the same time. Subscribers select titles at the Company's website, aided by its proprietary recommendation service, and generally receive the game within two to three business days by U.S. Postal mail service. The gamers then return the game at their convenience using the Company's prepaid mailers. After a title has been returned, the Company mails a title from the subscriber's game queue. All of the Company's subscription revenues are generated in the United States of America.

This segment also operates, within its website, a platform for gamers to trade video games with other gamers for a fee of $1.99 per trade, or the option of $9.99 per month for unlimited subscriber trading.

INTERNET SERVICE PROVIDER ("ISP") BUSINESS

Internet related services includ connectivity, web access, web hosting and development, video services, networking and development and design to single and multi-unit residential and business customers across the United States of America, principally in the Northwestern part of the U.S.A.

YEAR-END AND DOMICILE

The Company and its wholly owned subsidiaries adopted September 30th as its fiscal year end and are domiciled in Nevada and Washington.

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

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated condensed financial statements is as follows:

PRINCIPLE OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of Gottaplay Interactive, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

On-Line Video Game Rental Business

The Company offers a ten-day free subscription trial. At any time during the initial ten-day period, a new subscriber has the right to rescind their trial agreement. If the subscriber does not cancel during the ten-day period, the Company will then charge his credit card account according to the plan selected by the subscriber, and until the subscriber cancels his subscription. The Company recognizes subscription revenue ratably during each subscriber's monthly subscription period. For financial reporting purposes, the Company allocates subscription fees over the number of days in the month for which the fee was charged and will record deferred revenue at month end for subscription fees received, but not yet earned, which will be fully recognized in the following month. The Company recognized $37,612 of deferred revenues as of June 30, 2007 for this segment's business. All authorized refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of used video games will be recorded upon shipment.

Internet Service Provider Business

ISP subscriber revenues are billed monthly and are recorded as revenue for that month the connectivity services are provided. In addition to monthly invoicing, ISP customers also have several billing options to prepay subscription fees and the plans are: (a.) quarterly, (b.) semi-annually, and (c.) annually. All prepaid fees are recorded as deferred and/or pre-billed revenues and accordingly, are recognized in the month the connectivity service is provided. At June 30, 2007, the Company's ISP business recognized deferred revenues and pre-billed revenues of $256,870. Support and maintenance contracts are recognized over the term of the respective contract. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

SEGMENT REPORTING

The Company follows SFAS No. 130, "Disclosures About Segments of an Enterprise and Related Information." This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has two reportable operating segments as of June 30, 2007. (See also Notes 13.)

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

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

In June 2006, the FASB ratified the provisions of Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company's calendar year 2007. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company's results of operations or financial position.

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

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company's consolidated condensed financial statements.

Note 3 - Going Concern and Management's Plan

The Company's consolidated condensed financial statements as of June 30, 2007 and for the nine month period ended June 30, 2007 have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $4,948,697 and negative cash flows from operations of $2,162,853 for the nine months ended June 30, 2007. At June 30, 2007, the Company had a working capital deficit of $2,208,366 and a stockholders' deficit of $235,115. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the ultimate outcome of these risks and uncertainties. The Company's working capital deficit as of June 30, 2007, may not enable it to meet certain financial objectives as presently structured.

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

Note 4 - Accrued Liabilities

Accrued liabilities consist of the following at June 30, 2007:

                                                     Amount
                                            -------------------

     Payroll and related                $              239,097
     Payroll taxes                                      86,679
     Business taxes                                     39,894
     Other expenses                                     35,347
     Interest                                          131,852
                                            -------------------
     Total accrued liabilities          $              532,869
                                            ===================

Note 5 - Notes and Loans Payable - Related Parties

At June 30, 2007, two related parties are owed a total of $88,509 and the notes are considered a current liability. The details of these related party obligations are:

(i.) Note payable for $60,509 to a Director of the Board, 9.5% interest, unsecured, and

(ii.) Note payable for $28,000 to an officer of the Company, 18% interest, secured with personal property.

On February 9, 2007, unsecured notes and loans totaling $341,975 due to a related party investor/stockholder were converted into a secured convertible note payable. (See also Note 7.)

Note 6 - Notes Payable and Other Loans

The Company has seven notes payable at June 30, 2007 totaling $297,979. These notes bear interest ranging from 7.79 % to 18.7% per annum. One note, totaling $16,750, is collateralized by personal property of the Company, and six notes totaling $281,229, do not carry security or collateral. The long-term portion of these notes is estimated at $80,000.

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

The Company recorded discounts on these convertible notes payable totaling $1,004,524, which are equal to the fair value of the warrants granted, as determined using the Black-Scholes Option Pricing Model. The Company recognized $529,507 of interest expense on the discounts for the nine months ended June 30, 2007. The unamortized balance at June 30, 2007 is $475,017. Discounts recognized are being amortized ratably over the term of each convertible note payable, which is twelve months.

In April 2007, five investors converted $120,000 of the secured convertible notes payable into 96,000 shares of common stock. In the month of conversion, the unamortized discounts, which totaled approximately $25,850, were charged to expense.

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

In April 2007, the Company issued a total 1,828,000 shares of common stock to these investors.

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

Note 10 - Options and Warrants

Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility ranging from 154.86% and 158.94%; risk-free interest rates ranging from 4.79% and 4.88%; and, expected lives ranging from 2.0 and 3.0 years for warrant awards granted during the nine months ended June 30, 2007.

A summary of the Company's stock options and warrants as of June 30, 2007 and changes during the nine months ended June 30, 2007 is presented below:

                                Weighted Weighted

                                                        Options           Average        Average Grant
                                                          and            Exercise          Date Fair
                                                       Warrants            Price             Value
                                                      ------------     --------------    ---------------
Outstanding, September 30, 2006                         3,129,309      $   0.75           $     0.75
    Granted                                             6,247,396          1.98                 1.98
    Exercised                                              40,000          2.50                 2.50
    Expired/Cancelled                                          --            --                   --
                                                      ------------     --------------    ---------------
Outstanding, June 30, 2007                              9,336,705      $   1.56          $      1.56
                                                      ============     ==============    ===============
Exercisable, June 30, 2007                              9,336,705      $   1.56          $      1.56
                                                      ============     ==============    ===============

Note 11 - Incentive Plan

In February 2007, the Company adopted the "2007 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan" (the "Plan"). The Plan provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to Directors, Officers, Employees and Consultants. Upon the adoption of this Plan, the Company set aside 3,000,000 shares of $0.001 par value common stock, which may be issued upon the exercise of securities granted. As of June 30, 2007, no securities have been granted or are outstanding.

Note 12 - Treasury Stock

On October 19, 2006 the Company purchased 3,410 shares of its common stock for $7,500 at the market price ($2.20 per share) for its shares at the close of the trading day.

Note 13 - Segment Reporting

The Company operates in two principal business segments. The following table sets forth the information for the Company's reportable segments and reconciliation for the nine months ended June 30, 2007.

                                                                        Internet
                                                                         Service
                                                 On-line Game           Provider
                                                Rental Segment           Segment              Totals
                                               -----------------     ----------------     ---------------

     Net sales                              $        394,821       $    1,189,363      $     1,584,184
     Direct cost of sales, net of
     depreciation                                    206,139              625,596             831,735
     Interest expense                                614,102               54,791             668,893
     Depreciation and amortization                   309,894              134,961             444,855
     Corporate and other expense, net of
     other income                                  3,937,727              649,671           4,587,398
     Loss from segment operations                (4,673,041)            (275,656)         (4,948,697)

     Capitalized expenditures                      1,139,119                   --           1,139,119
     Assets                                        1,290,412            1,188,186           2,478,598

The Company did not have operating segments for the nine months ended June 30, 2006.

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

Note 14 - Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the nine months ended June 30, 2007 and 2006, respectively, are summarized as follows:

NON-CASH INVESTING AND FINANCING                                            Nine months ended June 30,
--------------------------------
                                                                              2007               2006
                                                                         ---------------     --------------
Convert debentures and accrued liabilities into
   shares of common stock                                               $   523,919                $  --
Convert loans due to related party into a common stock                      210,000                   --
Allocation of discount for value of warrants issued with
   secured convertible notes payable                                      1,004,525                   --
Issue common stock for inducement to merge                                  561,000                   --
Issue common stock for prepaid professional services                        240,000                   --
Issue common stock for redemption of convertible notes payable              120,000                   --
Charge  unamortized  portion of prepaid  services to paid in capital
   due to non performance of underlying services                          1,250,000                   --
Cancel 2,000,000  shares of common stock underlying  non-performance
   of prepaid services                                                   (1,250,000)                  --
Convert related party notes, loans and accrued interest
   into secured convertible note payable                                    356,048                   --
Convert related party loan to note payable                                       --              333,837
Convert related party account payable to note payable                            --               57,859
Vendor credit received for return of video games                                 --               11,365


CASH PAID FOR INTEREST AND TAXES                     Nine months ended June 30,
--------------------------------
                                                      2007               2006
                                               ---------------     -------------

Interest                                           $ 20,927                $  --
Taxes                                                    --                   --

Note 15 - Common Stock and Lawsuit

On April 20, 2007, the Company cancelled 2,000,000 shares of common stock originally issued to an investor relations firm, pursuant to an agreement dated July 25, 2006. The value of these shares was $3,000,000 and was reported as prepaid services in the accompanying Consolidated Condensed Statement of Stockholders' Deficit. The reason for cancellation was due to non-performance. Subsequent to the cancellation of the shares of common stock, the investor relations firm filed a lawsuit against the Company seeking to void the cancellation of the shares and recover $125,000 for out of pocket expenses. The Company believes the lawsuit is without merit and will vigorously defend its position. Accordingly, the Company has not accrued a contingent liability regarding any potential outcome to this claim in its accompanying consolidated condensed financial statements as of and for the fiscal period ended June 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

Our discussion and analysis of our financial condition and results of operations as of and for the three and nine months ended June 30, 2007 are based upon our reviewed consolidated condensed financial statements. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to the collectibility of accounts receivable, the realization of goodwill, the expected terms of customer relationships, accruals and other factors. We evaluate these estimates and assumptions on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

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

REVENUE RECOGNITION AND DEFERRED REVENUES

In accordance with the SEC's Staff Accounting Bulletin No. 104, "Revenue Recognition", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. A summary of our operating revenue recognition procedures follows:

Gottaplay Interactive, Inc. - On-Line Video Game Rental Operations

We offer an initial ten-day free subscription trial period. At any time during the initial ten-day period, a new subscriber has the right to terminate their trial agreement. If the subscriber does not cancel during the ten-day trial period, we will then charge the subscriber's credit card according to the plan selected by the subscriber on a monthly basis , and thereafter, until the subscriber cancels his subscription. We recognize subscription revenue ratably during each subscriber's monthly subscription period. For financial reporting purposes, we allocate subscription fees over the number of days in the month for which the fees were charged. All authorized refunds to subscribers are recorded as a reduction of revenues.

Deferred revenue at June 30, 2007 was $37,612. All deferred revenue is generally recognized in the following month.

Donobi, Inc. - Internet Service Provider Operations

The Internet Service Provider (ISP) and related revenues are recorded when they are rendered and earned. Revenues from support and maintenance contracts are recognized over the term of the contract. Provisions for discounts and rebates to our customers, estimated returns and allowances and other adjustments are provided for in the same period we record the related sales. At June 30, 2007, we reported deferred and pre-billed revenues totaling $256,870.

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

LOSS PER COMMON SHARE

We compute basic and diluted loss per share of common stock by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the respective reporting period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three and nine months ended June 30, 2007 and 2006, respectively, because their effect would be anti-dilutive.

RECLASSIFICATIONS

Certain reclassifications have been made to the previously reported amounts to conform to our Company's current year presentation.

RECENTLY ISSUED AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards (SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

In June 2006, the FASB ratified the provisions of Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company's calendar year 2007. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company's results of operations or financial position.

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

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company's consolidated condensed financial statements.

OVERVIEW, HISTORY, MERGER AND BUSINESS

Gottaplay Interactive, Inc. (the "Company") was formed in Nevada in July 2004 under the name of Donobi, Inc. and is the successor to H-NET.NET, Inc., which was formed under the laws of Colorado in May 1986. On July 24, 2006, pursuant to a Merger Agreement (the "Agreement"), Gotaplay Interactive, Inc. ("Gotaplay"), a privately held Nevada corporation, merged with Donobi, Inc. In accordance with the Agreement, the Registrant: (a.) completed a one for six reverse stock split; (b.) issued 17,744,618 post-reverse split shares for 100% of the common stock held by the former stockholders of Gotaplay after the date of merger; (c.) amended the Articles of Incorporation by changing the name of the Registrant from Donobi, Inc. to Gottaplay Interactive, Inc.; and, (d.) except for William
M. Wright, III and Norm Johnson, the directors of the Registrant resigned and the three former directors of the Gotaplay were elected to the board of directors of the Registrant. As a result of the Merger, voting control changed and, except for Mr. William M. Wright, III, who assumed the position as Chief Operating Officer, the other officers of Donobi resigned and were replaced by officers selected by Gottaplay's management.

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

Gottaplay's primary business is the on-line video game rental business which is dedicated to providing customers a quality rental experience through our web site www.gottaplay.com. The service is an alternative to store based gaming rentals. We also provide a subscriber the option to purchase new and/or used video game titles at a discounted price. We offer our customers an extensive selection of video games for on a monthly subscription fee. Customers can sign-up via the web page to rent and/or buy video games of their choice. Once they have made their selection(s) the titles are then shipped to the customer via first class mail. Active subscribers can retain the games for an indefinite period of time as long as they are active paying subscribers. Customers can exchange their selections at anytime by returning their game(s) in the pre-paid and pre-addressed mailers provided by us.

Our wholly-owned subsidiary, Donobi, Inc., primarily operates as an Internet Service Provider ("ISP") with operations in Washington, Oregon, and Hawaii, offering Internet connectivity to individuals, multi-family housing, businesses, non-profit organizations, educational institutions and government agencies. We provide high quality, reliable and scalable Internet access, web hosting and development, equipment co-location, and networking services to underserved rural markets. Our overall strategy is to become the dominant Internet Service Provider for residents and small to medium-sized businesses within rural and semi-rural communities/areas in the United States. Our current focus is within the states of Washington, Oregon and Hawaii.

We intend to grow our business through technological innovations and adaptations, the implementation of our short and long-term business plans and a long-term commitment to delivering high-quality product and services to every subscriber. We believe that the key to our success will depend in a large part on out ability to promote our services, gain subscribers and expand our relationships with current subscribers. Our focus in fiscal year 2007 is building on this foundation and executing well in key areas, such as, continuing to innovate on our ability to creatively market our products, offering unique subscriber plans, responding effectively to our subscriber needs and desires, and continuing to focus internally on product and service delivery, business efficacy, and accountability across our Company. Our key market opportunities include but are not limited to: (a.) expanding into other interactive technology for the delivery of media to subscribers, (b.) partnering with other compatible businesses to cross-market and promote our services and products, (c.) entering and offering the interactive medium to the education community, and (d.) extending accessibility and delivery of internet services and entertainment/ educational videos to remote location subscribers. We seek to differentiate our services from our competitors by offering a fair price for exceptional service and delivery, and, in the on-line video gaming rental division, the delivery of a gamer's first choice/selection each time, and every time. If we are not successful in promoting our services and expanding our customer base, this may have a material adverse effect on our financial condition and our ability to continue to operate the business and record profits.

SUMMARY OF CONSOLIDATED CONDENSED RESULTS OF OPERATIONS

As a result of these efforts, we should be able to sustain a reasonable and controlled growth rate of new customers and subscribers. The measurement of this period's revenues should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations. Our consolidated condensed financial statements inclusive of this report include our full three months and nine months results of operations. Any comparison to the three and nine month periods ended June 30, 2006 incorporate only the on-line game rental operations because of the merger's effective date was July 24, 2006. Therefore, the results of operations and cash flows for the periods presented are not comparable.

SEGMENT PRODUCT REVENUE AND OPERATING LOSS

We have two operating segments: (a.) On-line video game rentals and (b.) Internet Service Provider. The revenues and operating losses in this section are presented on a basis consistent with GAAP and include certain reconciling items attributable to each segment. Various corporate level administrative and operating expenses are included in the respective segment, whereby the obligation was originally incurred.

Gottaplay - On-line video game rental operations

On-line video game rental revenue for our third quarter ended June 30, 2007 was $187,928 with a cost of revenue of $245,704, including $129,336 of depreciation on videos, resulting in direct loss from sales of $57,776. During the third quarter we processed a higher than anticipated number of chargebacks through our three credit card companies because of numerous fraudulent transactions. We estimate that due to these fraudulent transactions this division has incurred an additional $150,000 in various expenses, which directly and adversely affected our sales and cost sales. Over the last four months we had to administratively release approximately 12,800 fraudulent sign ups representing nearly $254,976 in lost monthly revenue from its member base. This was due to unethical on-line marketing schemes, whereby individuals would sign up as part of an incentive program and paid by the marketer with either reward points or cash. The individual, having completed their part, would contact their credit card issuing bank and deny the charge by indicating the charge was fraudulent. This resulted in costing the Company nearly $150,000 in banking related fees.

We began to notice signs of this fraudulent activity in early March, 2007, and at the time, management determined that the chargebacks, from a risk management perspective, were still within acceptable ranges. However, on March 21, 2007, we made significant upgrades to our rental platform to accommodate our new technology. This new technology allows our members to trade their games in a peer to peer environment, as well as several other major improvements. These improvements were specifically related to faster processing and delivery of games to our members. While we believe we had adequately tested our new platform in beta trials, we learned in late April 2007 our reporting tools relating to games listed in our member queue's were in fact faulty. Because of this problem, we were not able to identify fraudulent sign ups from incentive traffic as a routine function. By the middle of May 2007 we fixed the bug in our program and consequently discovered thousands of members had signed up and did not put games in their queue. These signups were, in fact, anyone who only wanted to earn reward points or cash from various on-line marketing partners.

Subsequently, management has implemented a more sophisticated set of reporting tools and internal control procedures, which immediately identify and separate legitimate members from the fraudulent sign-ups. Our new member sign-ups are now approximately 92% free of incentive sign ups. These added procedures and reporting tools appear to be effective and protecting for unwarranted charges and are safeguarding the Company against future abuses. However, there can be no assurance we will not incur fraudulent transactions in the future. Under the circumstances, had we not incurred these fraudulent charges during this quarter, we believe we would have recorded a reasonable gross margin.

Gottaplay's operating expenses, including other depreciation and amortization of $51,989, totaled $1,529,006, for a quarterly operating loss of $1,586,782.

For the nine-months ended June 30, 2007 we recorded $394,821 of revenue and our cost of revenue, to include $257,904 of depreciation, was $464,043, resulting in a direct loss from sales of $69,222 or 17.5% of sales.

For the nine months ended June 30, 2007, we reported interest expense totaling $614,102, of which $529,507 was reported as amortization for discounts recognized on warrants granted with the issuance of our secured convertible notes payable.

The net loss for the three and nine months ended June 30, 2007 was $1,875,064 and $4,673,041, respectively. The pre-merger net loss, for the three and nine months ended June 30, 2006 was $250,613 and $877,651, respectively, on revenues of $37,199 and $103,604, respectively.

Donobi -Internet Service Provider Operations

Internet connectivity revenue for our three and nine months ended June 30, 2007 was $301,041 and $1,189,363, respectively. The direct cost of revenue was $201,649 and $625,596 for the three and nine month periods. Gross profits from these operations were $99,393 (33.0%) and $563,767 (47.4%) for the three and nine months ended June 30, 2007, respectively. The operating expenses, including depreciation and amortization of $43,782 and $134,961, totaled $234,077 and $814,234 for the three and nine months ended June 30, 2007, respectively.

We recorded operating losses of $134,685 and $250,468 for the three and nine month periods ended June 30, 2007, respectively.

Interest expense for the nine months ended was $54,791.

Our current quarter's net loss and our year-to-date net loss for this subsidiary is $138,999 and $275,656, respectively.

Our ISP revenues are primarily generated from out "dial-up" and our "broadband" customers. While our broadband customer base has remained relatively the same over the past nine months, our dial-up customer base has decreased from 3,967 to 2,741, or approximately 31%.

COSTS AND EXPENSES

COST OF REVENUES

Costs of revenues includes all direct costs in the production of revenues and will include such items as depreciation, direct wages and related burden, cable charges, commissions, shipping materials and fees and credit card fees. Total cost of revenues for the nine months ended June 30, 2007 and 2006 was $1,089,639 and $124,331 (pre-merger), respectively.

FULFILLMENT

This category of expense is primarily comprised of those support services for the distribution of video games to subscribers/customers which includes distribution centers' facility costs, independent contractor fees, certain communications expenses and certain wages and related burden. The total cost of fulfillment for the nine months ended June 30, 2007 and 2006 was $487,273 and $192,702 (pre-merger), respectively. The fulfillment expenses incurred in fiscal 2007 were anticipated because we added several distribution centers throughout the United States in order to validate our commitment of 2 to 3 day delivery to our growing number of on-line game subscribers.

ADVERTISING AND MARKETING

Advertising and marketing, which includes customer acquisition fees paid to on-line marketing companies, for the nine months ended June 30, 2007 increased $1,149,575 over the same period one year ago. Total advertising and marketing expense for the nine months ended was approximately $1,217,400. Substantially all of this expense is representative of the direct efforts of the on-line video gaming operations to attract, gain and retain subscribers. This expense was anticipated and planned. We anticipated a significant higher number of new subscribers this quarter as a result of this intensive marketing effort. However, due to the fraudulent signups, we have changed our marketing strategy because we were very disappointed with the results of this effort and those partners we had engaged to bring on new subscribers. Additionally, we have curtailed our marketing and advertising campaign expenses until further financing is available.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include Federal and State employer and business taxes, various compliance expenses and licenses, professional fees, certain wages and burden, and other unallocated expenses. Total expense for this category for the nine months ended June 30, 2007 was $4,809,431 as compared to the same period one year ago of $832,137 (pre-merger). This expense category includes $1,200,000 of charges attributable to expensing prepaid consulting fees, as further explained in the following paragraph.

In July 2006, we entered into a one-year consulting agreement with an investor relations firm in which the consultants will provide business expertise, advice and negotiations in strategic corporate planning, private financing, mergers and acquisitions, and such other business areas as deemed necessary by our management. Under the terms of the agreement, the firm received 2,000,000 shares of common stock. The stock was valued at the closing market price of $1.50 per share on the date of the execution of the agreement. The total value of the services was $3,000,000 and was being amortized over twelve months. However, we terminated this agreement in February 2007 and cancelled the issuance of all this firm's stock in April 2007 because of the firm's failure to perform as per terms of the contract. As such, we recognized a total of $1,750,000 of non-cash compensation through February 2007 and is recorded as a consulting expense in the accompanying consolidated condensed statements of operations. At March 31, 2007 we had $1,250,000 of unamortized consulting expense and was reported in the accompanying consolidated condensed statement of stockholders' deficit. In April 2007, we charged $1,298,000 against paid in capital and $2,000 to common stock in cancellation of the 2 million shares of common stock. On July 13, 2007, the investor relations firm filed a lawsuit against us with a claim for us to void the cancelled shares and recover approximately $125,000 of out of pocket costs. We believe the lawsuit is without merit and we will vigorously and defend our position. As of June 30, 2007, and the date of this report, we have not recorded any contingent liability for this claim in our consolidated condensed financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated condensed financial statements as of and for the three and nine months ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended June 30, 2007, we had a net loss of $4,948,697 and negative cash flows from operations of $2,162,853. We had a working capital deficit of $2,208,366 and a stockholders' deficit of $235,115. Our working capital deficit at June 30, 2007 may not enable us to meet certain financial objectives as presently structured.

We had a cash balance of $103,147 at June 30, 2007. We finance our operations and capital requirements primarily through private debt and equity offerings. We raised approximately $3,337,000 during these past nine months in equity and/or debt. Substantially, the funds raised were used in support of our planned operations, in which we had anticipated substantial expenses in marketing, customer acquisitions costs and other planned expenditures. Our current forecast anticipates continued substantial negative cash flows from operations. Therefore, we have to continue to raise capital through either equity instruments and/or debt, not only to sustain our operations but to grow and improve our Gottaplay operations according to our fiscal 2007 strategic business plan.

At June 30, 2007: (a.) the book value of our outstanding common stock was a negative $0.01 per share, (b.) our current ratio was .16, (c.) our cash to debt ratio was a negative .04, and (d.) our acid-test ratio was .08. The results of these fundamental financial indicators are not acceptable and we will have to improve our performance quickly if we expect to stay in business.

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

During the current fiscal year, we recorded discounts on these convertible notes payable totaling $1,004,524, which are equal to the fair value of the warrants granted, as determined using the Black-Scholes Option Pricing Model. We have recognized $529,507 of interest expense on the discounts for the nine months ended June 30, 2007 and the unamortized balance at June 30, 2007 is $475,017. Discounts recognized are being amortized ratably over twelve months, the term of each convertible note payable.

In April 2007, five of the above investors converted $120,000 of the secured convertible notes payable into 96,000 shares of common stock, at which time we charged off the unamortized discount ($25,851) to interest expense.

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

The operating results of the Company's business segments can vary materially depending on a number of factors, many of which are outside our control:

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Exchange Act) designed to ensure that information required to be disclosed in the reports of the Company filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company's Chief Executive Officer and Principal Accounting Officer have concluded, based upon their evaluation of these disclosure controls and procedures as of the date of this report, that, as of the date of their evaluation, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in the reports of the Company filed under the Exchange Act.

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


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July, 2007, a lawsuit was instituted against the Company, and directors John
P. Gorst and Mark H. Levin, by Capital Group Communications, Inc. ("CGC") an investor relations firm. In the lawsuit CGC seeks to void the Company's cancellation of 2,000,000 shares of common stock previously issued to CGC and additional consequential damages. The Company had cancelled the stock based upon, among other things, the non-performance of a July 25, 2006 Agreement. The lawsuit also seeks to recover from the Company, $125,000 that CGC had invested in an independent company with which the Company had previously entered into merger negotiations. We believe we this claim does not have merit and we intend to vigorously defend this action.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 1, 2006, we entered into a Memorandum of Understanding ("MOU") with ten accredited investors. The MOU provided that each would purchase for a one year $78,125 Convertible Promissory Note (the "First Notes") from the Company and, upon full payment of a certain obligation of the Company, the accredited investors purchased an additional Convertible Promissory Note (the Second Notes") from the Company. Both the First Notes and the Second Notes were convertible into shares of our common stock at $1.25 per share. In addition, for each First Note, we issued a) a 2 year warrant to purchase 62,500 shares of our common stock at $1.50 per share; and, b) a 3 year warrant to purchase 62,500 shares of our common stock at $2.50 per share. The accredited investors received piggyback registration rights for common stock underlying the First Notes, the Second Notes and all warrants.

         The terms of Notes #2 are essentially the same.

         On October 1, 2006, the following purchased Notes #1:

o Whispering Pines Development, Ltd purchased a Note #1 in the amount of $78,125 and received two warrants, each to purchase 62,500 shares of common stock at $1.50 and $2.50 per share respectively.

o Kaempfer Juerg purchases a Note #1 in the amount of $78,125 and received two warrants, each to purchase 62,500 shares of common stock at $1.50 and $2.50 per share respectively.

o Mr. Hanspeter Knecht purchased a Note #1 in the amount of $78,125 and received two warrants, each to purchase 62,500 shares of common stock at $1.50 and $2.50 per share respectively.

o Cambridge Merchantile Holdings, SA purchased a Note #1 for $78,125 and received two warrants, each to purchase 62,500 shares of common stock at $1.50 per share and $2.50 per share.

         On March 5, 2007, each investor converted their Note #1 into 62,500 shares of common stock for a total of 250,000 shares.

         On October 15, 2006, the following entities purchased Notes #2:

o THI, LLC and Whispering Pines Development, Ltd purchased a Note #2 in the amount of $255,000 and received two warrants each to purchase 204,000 shares of common stock at $1.50 and $2.50 per share respectively.

o Hanspeter Knecht purchase a Note #2 in the amount of $100,000 and received two warrants to purchase 80,000 shares each of common stock at $1.50 and $2.50 per share respectively.

o Kaempfer Juerg purchased a Note #2 in the amount $134,325 and received two warrants to purchase 107,460 shares each of common stock at $1.50 and $2.50 per share respectively.

o As of February 8, 2007, THI, LLC had loaned the Company varying amounts of monies totaling $356,048, including interest. This debt was transferred a Note #2 and received two warrants each to purchase 284,838 shares each of common stock at $1.50 and $2.50 per share respectively

On March 5, 2007 each investor converted their Note #2 into a total of 676,298 shares of common stock.

On January 31, 2007 the following purchased Notes #2:

o Dr. Jeffery Salomon purchased a Note #2 in the amount of $20,000 and received two warrants each to purchase 16,000 shares of common stock at $1.50 and $2.50 respectively.

o Norman Dryer purchased a Note # 2 in the amount of $25,000 and received two warrants each to purchase 20,000 shares of common stock at $1.50 and $2.50 respectively.

o Anthony Edlin purchased a Note #2 in the amount of $25,000 and received two warrants each to purchase 20,000 shares of common stock at $1.50 and $2.50 respectively.

o Orlando Rodriquez purchased a Note #2 in the amount of $25,000 and received two warrants each to purchase 20,000 shares of common stock at $1.50 and $2.50 respectively.

o Jeffery A. Pitt purchased a Note #2 in the amount of $25,000 and received two warrants each to purchase 20,000 shares of common stock at $1.50 and $2.50 respectively.

o On March 5, 2007 each of the above Note holders converted their Note #2 into shares of common stock which totaled 96,000 shares.

o On January 22, 2007, we entered into a consulting agreement with Torrey Hills Capital, Inc. and under which the terms of the agreement, in consideration of the services, we issued 30,000 shares of common stock with a fair market price of $2.33 per share.

From February 23, 2007 through March 31, 2007 we sold to 26 accredited investors, a total of 1,828,000 Units (the "Unit[s]") for $1.25 per Unit (total of $2,285,000.) Each Unit consists of: a) one share of common stock; b) one warrant to purchase one share of our common stock at a purchase price of $1, 50 per share for a period of two years, and, c) one warrant to purchase one share of our common stock at a purchase price of $2.50 for a period of 3 years. The placement agent, for the private placement was Prestige Financial Center, which received compensation consisting of x) a commission of 10% ($163,500) of the amount funded; y) warrants to purchase 416,000 shares of common stock at an exercise price of $1.50 per share for a period of two years; and z) warrants to purchase 102,500 shares of our common stock at an exercise price of $2.50 per share for a period of three years.

On January 23, 2007, we issued to J. Roebling Fund, upon the exercise of warrants, 40,000 shares of common stock at an exercise price of $2.50 per share.

On February 28, 2007, we issued 220,000 shares of our common stock with a value of $2.55 per share in connection with our acquisition of Gamershare, Inc.

On March 15, 2007 we entered into a Consulting Agreement with The Lexicomm Group to provide us with public relation services. Pursuant to the Agreement, we will issue as part of the monthly compensation, $2,500 per month in shares of our common stock with the fair market value on date of issuance. To date, we have issued: (a.) 504 shares of common stock at $2.48 per share, (b.) 1,309 shares of stock at a fair market value of $1.90 per share, (c.) 1,276 shares of stock at a fair market value of $1.96 per share, and (d.) 1,152 shares of stock at a fair market value of $2.17 per share.

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


31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         On August 2, 2007 8-K filed in connection with Capital Group Communications.


















                                   SIGNATURES

         In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gig Harbor, State of Washington, on August 14, 2007.

GOTTAPLAY INTERACTIVE, INC.


By: /s/ John P. Gorst
John P. Gorst,
Chief Executive Officer and Director

/S/ M. CARROLL BENTON
M. Carroll Benton
Chief Administrative Officer
Secretary, Treasurer and
Director, Principal Accounting
Officer and Principal Financial Officer

/S/ ASRA RASHEED
Asra Rasheed
President

/S/ WILLIAM M. WRIGHT, III
Chief Operating Officer
Director

/S/ MARK H. LEVIN
Mark H. Levin
Director

/S/ NORM JOHNSON
Norm Johnson
Director