Form 10KSB
period 2007-09-30
Gottaplay Interactive, Inc.
filed 2008-01-14
CIK 831232

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  UNITED STATES
                                   FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: September 30, 2007

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

                                 (253) 617-7491
              (Registrant's telephone number, including area code)

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

   The Registrant's revenue for its most recent fiscal year:  $497,409.

   The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of January 9, 2008 on the OTC Bulletin Board, was:
$12,990,080.

   As of January 9, 2008 there were 33,307,898 shares of the Registrant's common stock outstanding.

   DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Annual Report on Form 10-KSB.


   TABLE OF CONTENTS
PART I...................................................................................................4

   ITEM 1.   DESCRIPTION OF BUSINESS.....................................................................4

   ITEM 2.   DESCRIPTION OF PROPERTY....................................................................20

   ITEM 3.   LEGAL PROCEEDINGS..........................................................................20

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................20


PART II.................................................................................................21

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................21

   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......23

   ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS..........................................................33

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......34

   ITEM 8A.  CONTROLS AND PROCEDURES....................................................................34

   ITEM 8B.  OTHER INFORMATION..........................................................................34

PART III................................................................................................34


   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE.........34

   ITEM 10.  EXECUTIVE COMPENSATION.....................................................................36

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
             RELATED STOCKHOLDER MATTERS................................................................37

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................37

   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................................................38

SIGNATURES..............................................................................................39

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

   Gottaplay Interactive, Inc. (the "Company") was formed in Nevada in July 2004 under the name of Donobi, Inc. and is the successor to H-NET.NET, Inc., which was formed under the laws of Colorado in May 1986. On July 24, 2006, pursuant to a Merger Agreement (the "Agreement"), Gotaplay Interactive, Inc. ("Gotaplay"), a privately held Nevada corporation, merged with Donobi, Inc. In accordance with the Agreement, the Registrant (a) completed a one for 6 reverse stock split; (b) issued 17,744,618 post-reverse split shares of common stock to the former stockholders of Gotaplay; (c) amended the Articles of Incorporation by changing the name of the Registrant from Donobi, Inc. to Gottaplay Interactive, Inc.; and, (d) except for William M. Wright, III and Norm Johnson, the directors of the Registrant resigned and the three former directors of the Gotaplay were elected to the board of directors of Registrant. As a result of the Merger, voting control changed and, except for Mr. William M. Wright, III, who remained as Chief Operating Officer, the other current officers resigned and were replaced by Officers selected by Gotaplay's management (see "Directors and Executive Officers").

   Upon consummation of the Merger we assumed all of the business operations of Gotaplay to include their assets, their debts and their commitments, such as leases and consultant agreements.

   We are an on-line video game rental subscription business dedicated to providing customers with a quality rental experience through our web site, www.gottaplay.com. The service is an alternative to store based gaming rentals. We currently provide rental services to our subscribers, and we plan to offer the option to purchase new and used video game titles at a discounted price. We seek to provide customers with a large selection of video game rental choices on a monthly subscription basis. Customers can sign-up via our web page to rent and/or buy video games of their choice. Once they have made their selection(s), the titles are then shipped to the customer via first class mail. Active subscribers can retain the games for an indefinite amount of time as long as they are active paying subscribers. Customers can exchange their selections at anytime by returning their game(s) in our pre-paid and pre-addressed envelope.

   Effective August 1, 2007, we completed the divestiture of Donobi by selling all of the outstanding stock to Focus Systems, Inc., a Washington corporation. Focus Systems, Inc. is controlled by William M. Wright, III, our then Chief Operating Officer. In consideration for the stock, Focus Systems, Inc. received all the assets and assumed significantly all the liabilities associated with this operation. As part of the transaction, Mr. Wright, III resigned from his position as Chief Operating Officer and Director and Norm Johnson also resigned as Director.

   Donobi, was our wholly-owned subsidiary, commonly referred to as the Internet service provider ("ISP") business ("Donobi") with operations in Washington, Oregon and Hawaii. It offered Internet connectivity to individuals, multi-family housing, businesses, organizations, educational institutions and government agencies. Donobi provided high quality, reliable and scalable Internet access, web hosting and development, equipment co-location, and networking services to underserved rural markets. Donobi's overall strategy was to become the dominant Internet service provider for residents and small to medium-sized businesses within certain rural and semi-rural areas in the United States.

   We are headquartered at 3226 Rosedale Street, Suite 200, Gig Harbor, Washington 98335 and our telephone number is (253) 617-7491. We maintain an Internet site on the World Wide Web ("WWW") at WWW.GOTTAPLAY.COM. Information contained on our Web site is not and should not be deemed to be a part of this Form 10-KSB.

INDUSTRY OVERVIEW

   According to a 2005 study conducted by IGN Entertainment, video game rentals are a popular way for gamers to decide if they want to invest the money to own a title. More than 50 percent of the respondents rent an average of 11 games per month, and 60% of the respondents who rent a specific title will eventually purchase that title. The study profiled more than 5,000 consumers.

   According to data released by leading marketing information provider, The NPD Group, U.S. retail sales of video games, which includes portable and console hardware, software and accessories, generated revenues of close to $13.1 billion in 2006, exceeding the previous record of $10.5 billion set in 2005.

   Industry facts obtained from ESA (Entertainment Software Association) state that US computer and video game software sales grew six percent in 2006 to $7.4 billion - almost tripling industry software sales since 1996. In addition, sixty-seven percent of American head of households play computer and video games.

   Based on available industry data and studies, all indicators point to a long-term increase in video game usage and popularity.

TRENDS AND DEVELOPMENTS

   The "on-line video game rental" market is increasing as more next generation platforms are being introduced to the market. A result of the introduction of new consoles, the retail cost of new game purchases has increased. Consumers are now preferring to rent and try new release games before they invest in the actual purchase. In addition, Internet users continue to utilize the Internet as a primary venue for spending their entertainment dollars and accessing websites to service their needs. This trend can be documented with the increasing popularity of on-line movie rentals shipped via the United States Postal Service ("USPS"). Consumers are now finding the use of the Internet to facilitate instant, convenient and secure access to various and affordable services and products, and not spend their valuable time in their vehicle to pick up and return a product, such as a video game. Delivery of these products is to their front door via the USPS. This type of delivery service is expected to grow substantially over the next several years due its convenience and cost savings to the end user, our video game subscriber.

   The video game operation's known external market trends have been limited due to the fact that the business in which we operate is an emerging segment within the on-line industry. However, these trends are generally limited to competition from well established retailers and newly formed on-line game rental companies. There may be a negative impact to our operations due to the seasonal availability of popular game titles, and therefore, revenues and inventory costs tend to increase during the latter part of the calendar year due to the holiday season. We believe that there could be a negative impact on the operations of our company due to a lack of titles from certain suppliers. In addition, the introduction of new gaming platforms can create scarcity of game titles resulting in subscriber dissatisfaction and higher costs associated with the limited available titles. Certain games may not be available due to high consumer demand of a specific title or a lack of the required capital to purchase enough units of high demand games to fill customer requests. If we are not successful in raising the capital or establishing a credit line, these purchases, more likely than not, will not meet our projections and the anticipated.

BUSINESS OVERVIEW

   We are providing more than 4,771 subscribers monthly access to a comprehensive library of approximately 3,900 gaming titles, spanning nine of the most popular gaming consoles. We have multiple subscription plans, which allows subscribers to have one to three titles out at the same time with no due dates, late fees or shipping charges. In addition to our standard plan, we offer other service plans with different price points that allow subscribers to keep either fewer or more titles at the same time. Aided by our subscriber rating system, subscribers select titles on our web site, receive them by first-class mail, which are returned by them at their convenience using our prepaid mailers. Once a title has been returned, we mail the next available title in the subscriber's queue.

   We utilize proprietary technology developed internally to manage the processing and distribution of our comprehensive library of games from our nationwide network of distribution centers (" DC's"). Our Game Distribution Software ("GDS") is a network of administrative functions including order fulfillment, inventory forecasting and procurement, inventory control, billing and customer service. Through our GDS network, distribution centers can communicate with each other to determine which games can be sent out to subscribers enabling maximum usage of on hand inventory throughout the entire company, which in turn reduces the amount of inventory purchases that we need to make. The software has an automated process of tracking and routing titles to and from each of our DC's and allocates order responsibilities among them. Our proprietary GDS software provides us with the opportunity to scale up our operation at any given time.

   We promote our service to consumers through various marketing and advertising programs. To date, this has been our main source of marketing. However, television advertising, magazine and newspaper insertions, college campus alliances, grocery and pharmacy chain marketing, and the development of strategic relationship with leading game console manufacturers and promotions with other third parties will be implemented upon the funding of the business. These programs are designed to encourage consumers to subscribe to our service, which includes a trial period. At the end of the trial period, subscribers are automatically enrolled as paying subscribers, unless they cancel their subscription.

   We have almost every title available excluding adult content. We seek to establish revenue sharing relationships with video game developers and wholesale distributors.

   Games are shipped throughout the United States from our four distribution centers; however, games can still take up to one to nine days to reach subscribers. This is generally a barrier to adding or retaining subscribers. However, we have several strategic partners that will offer a substantially flexible distribution network, which will give us several more strategically located distribution points throughout the United States. These alliances will allow us to provide the delivery and return service to our subscribers generally in one to two days.

   We are focused on growing our subscriber base and revenues and utilizing our proprietary technology to minimize operating costs. The technology is extensively employed to manage and integrate our operations, including a website interface, order processing, fulfillment operations and customer service. We believe our technology also allows us to maximize the library utilization and to run the fulfillment operations in a flexible manner with minimal capital requirements.

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

   The GDS has been developed keeping scalability at its core. Expanding operations, including the roll-out of new distribution centers can be done with ease and in the most effective manner of time requiring the least amount of resources. The software has enabled our network of distribution centers across the country to communicate with one another in a real-time environment resulting in optimum levels of operation, delivery and customer satisfaction. Inventory levels can be viewed by all distribution centers by using the software.

   The Gottaplay account signup and management tools provide an easy to use subscriber interface familiar to on-line shoppers. We have integrated a real-time postal address validation to help subscribers enter correct postal addresses and to determine the additional postal address fields required to assure speedy and accurate delivery. We use an on-line credit card authorization service to help the subscribers avoid typographic errors in their credit card entries. These features help prevent fraud and subscriber disappointment resulting from failures to initiate a trial subscription.

   Throughout our website, we have extensive measurement and testing capabilities, allowing us to continuously optimize our website for our needs, as well as those of our subscribers.

   Our website is run on hardware and software co-located at a service provider offering reliable network connections, power, air conditioning and other essential infrastructure. Our website is managed twenty-four hours a day, seven days a week by our service provider. They also utilize a variety of proprietary software, freely available and commercially supported tools, integrated in a system designed to rapidly and precisely diagnose and recover from failures. They conduct upgrades and installations of software in a manner designed to minimize disruptions to our subscribers.

MERCHANDIZING

   All subscribers and site visitors are given many opportunities to rate titles. We also provide ratings, reviews and third party recommendations to assist them with selecting and prioritizing their queue. The game rating service is used to help subscribers compare rating and recommendations from our on-line shared community of gamers, as well as our Content on Demand service, to further assist in the selection process of renting games. Reviews, ratings and discussions are compiled and shared with our on-line gaming community. Content on Demand is an exclusive service offered to our subscribers, which provides subscribers with reviews, screenshots, trailers and industry ratings.

   We also provide subscribers with decision support information about each title in its library. This information includes:

o  Factual data, including rating, special game features and screen formats; and

o Editorial perspective, including plot synopses, game trailers and reviews written by our editors, third parties and by other Gottaplay subscribers.

MARKETING

   We have multiple marketing channels through which we attract subscribers to our service. On-line advertising is the largest source of new subscribers. We advertise the service on-line through paid search listings, permission based e-mails, banner ads, and text on popular web portals and other websites. In addition, we have an affiliate program whereby we make available web-based banner ads and other advertisements that third parties may retrieve on a self-assisted basis from our web site. Third parties that place their advertisements and generate on-line subscriber referrals and are generally paid a cash bounty for each subscriber referred to us.

   We also plan to market an aggressive offline retail program through gift card subscriptions. The cards will be sold at electronics retailers, grocery and other mass merchants. A commission will be paid on each sale to the participating retailer. We intend to work with a number of other channels on an opportunistic basis. We also intend to develop relationships with leading consumer electronics and video retailers, which involve a variety of promotional efforts using point-of-sale materials, stickers on product packaging and other items to promote "Gottaplay.com" in their stores.

   During the second quarter of fiscal year 2007, we launched an aggressive marketing campaign. However, in March, 2007, signs of fraudulent activity began to manifest, and at the time, we determined that the chargebacks were still within acceptable ranges. Meanwhile, we made significant upgrades to our rental platform to accommodate newly acquired technology. This new technology allows our members to trade their games in a peer to peer environment, as well as several other major improvements. These improvements were specifically related to faster processing and delivery of games to our members. While we believe we had adequately tested our new platform in beta trials, we learned in late April our reporting tools relating to games listed in our member queue's were in fact faulty. Because of this problem, we were not able to identify fraudulent subscribers from incentive traffic as a routine function. By the middle of May we identified a malfunction in our GDS program and consequently discovered thousands of members had subscribed and did not put games in their queue. These subscribers were, in fact, the ones only who wanted to earn merchandise or cash from various marketing partners. Once the merchandise or cash was received, these subscribers disputed the membership charge and, consequently, causing the credit card company to issue a reversal of our membership fee.

   Subsequently, we repaired the program fault and implemented a more sophisticated set of reporting tools, which immediately identify and separate legitimate members from the fraudulent subscribers. Our new member subscribers are now approximately 98% free of incentive.

SUPPLIERS

   We purchase our games directly from distributors and wholesalers. We are also planning to acquire our games from manufacturers, developers and distributors under revenue sharing agreements. We would obtain titles at a low initial cost in exchange for a commitment to share a percentage of the subscription revenue for a finite period of time. After the revenue sharing agreement expires, the agreement generally would grant us the right to acquire the title for a minimal cost.

FULFILLMENT OPERATIONS

   We currently stock more than 3,900 titles, which span the nine most popular stationary and game console platforms. We have allocated resources for the development, maintenance and testing of the proprietary technology that helps us manage the fulfillment of individual orders and the integration of our web site, transaction processing systems, fulfillment operations, inventory levels and coordination of the distribution centers.

   Our mission is to continuously improve on the delivery time to each subscriber resulting in less attrition and greater subscriber retention. We continue to work closely with the United States Postal Service in an effort to improve our operations and to reach our near term goal of providing one-day delivery service to approximately 60% of our subscriber base. Our goal for 2008 is to gradually increase one-day coverage to 75% of our subscriber base.

CUSTOMER SERVICE

   We believe our ability to establish and maintain long-term relationships with subscribers depend, in part, on the strength of our customer support and service operations. We encourage and utilize frequent communication with and feedback from the subscribers in order to continually improve the web site and our service. Our customer service center is open seven days a week. We primarily utilize e-mail to proactively correspond with subscribers. We also offer phone support for subscribers who prefer to talk directly with a customer service representative. This department also focuses on eliminating the causes of customer support calls and automating certain self-service features on the web site, such as the ability to report and correct most shipping problems.

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

   Game rental outlets and retailers with whom we compete include Blockbuster, Hollywood Entertainment, Amazon.com, Wal-Mart, Gamestop and Best Buy. We believe our scalable business model, the subscription service with home delivery, access to our comprehensive library of more than 3,900 titles and spanning the nine most popular stationary and game consoles competes favorably against traditional game rental outlets.

   We also compete against other on-line game subscription services, such as GameFly and Gamerang, among others.

   On-line video gaming (OVG) has received considerable media attention recently. Within a few years, we believe OVG will become widely available to Internet enabled game consoles subscribers. OVG carries as many titles as can be effectively merchandized on a game console platform, which we believe to be generally up to 100 recent releases. For consumers who primarily want the latest big releases, OVG may be a convenient distribution channel. We believe this strategy of developing a large and growing subscriber base and the ability to personalize the library to each subscriber by leveraging the extensive database of user preferences, also positions us favorably, to provide digital distribution as that market develops. We plan to enter the OVG market in 2008 offering gaming servers to allow gamers to play each other over the Internet.

INTELLECTUAL PROPERTY

   We use a combination of copyright, trade secret laws and confidentiality agreements to protect our proprietary intellectual property. We intend to aggressively register the trademark for the "Gottaplay.com" name and copyrights on the content of our web site. We intend to file applications for additional trademarks as well.

   Enforcement of intellectual property rights is costly and time consuming. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. It is uncertain, if and when, our patent and trademark applications may be allowed and whether they will provide us with a competitive advantage.

   From time to time, we may encounter disputes over rights and obligations concerning intellectual property. We believe our service offering does not infringe on the intellectual property rights of any third party. However, there can be no assurance that we will prevail in any intellectual property dispute.

EMPLOYEES

   As of September 30, 2007, we had twelve full-time employees/officers. Eight of these employees are engaged in sales, marketing and operations, and, four are engaged in finance and administration. None of the employees are represented by a labor union or a collective bargaining agreement. We consider our relations with these employees to be good.

   In addition, we use the services of contract labor provided by personnel agencies, along with independent consultants.

GOVERNMENT REGULATION

   There are currently few laws or regulations directly governing access to, or commerce upon, the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services.

   Also, it is possible that laws will be adopted or current laws interpreted in a manner to impose liability on on-line service providers, such as us, for linking to third party content providers and other Internet sites that include materials that infringe copyrights or other rights of others. Such laws and regulations if enacted could have an adverse effect on our business, operating results and financial condition. Moreover, the applicability to the Internet upon the existing laws governing issues such as property ownership, copyright defamation, obscenity and personal privacy is uncertain, and we may be subject to claims that our services violate such laws. Any such new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on our business, operating results and financial condition.

RISK FACTORS

   The actual results of our Company may differ materially from those anticipated in our forward-looking statements. Gottaplay operates in a market environment that is difficult to forecast and predict and involves significant risks and uncertainties, many of which will be beyond our Company's control. Additional risks and uncertainties not presently known to us, or that are not currently believed to be important to you, if they materialize, also may adversely affect our Company. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.

    RISKS RELATING TO OUR BUSINESS

   GOTTAPLAY HAS NOT HAD AN OPERATING PROFIT SINCE ITS INCEPTION. CONTINUING LOSSES MAY EXHAUST OUR CAPITAL RESOURCES AND FORCE US TO DISCONTINUE OPERATIONS.

   Through September 30, 2007, Gottaplay has incurred cumulative losses of approximately $9.4 million. We cannot assure you that we will achieve profitability in the immediate or near-term future or at any future time.

   WE HAVE HAD SIGNIFICANT WORKING CAPITAL DEFICITS, WHICH MAKES IT MORE DIFFICULT TO OBTAIN CAPITAL NECESSARY FOR OUR OPERATIONS, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR FUTURE BUSINESS.

   As of September 30, 2007, we had a working capital deficit of $2,387,993. If all of the current liabilities were to become due at the same time, we would not be able to pay them in full, which most likely would have a material negative impact on our business and future prospects.

   We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant subscriptions for our game rentals over the Internet. Our possible success is dependent upon the successful development and marketing of our web site and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we may require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. If we need additional financing, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations and external sources would require us to curtail or cease operations. Any additional equity financing will involve substantial dilution to our then existing shareholders.

   IF OUR EFFORTS TO ATTRACT GAME RENTAL SUBSCRIBERS ARE NOT SUCCESSFUL, OUR REVENUES WILL BE AFFECTED ADVERSELY.

   We must continue to attract and retain subscribers. To succeed, we must continue to attract a number of subscribers who have traditionally used game retailers and game rental outlets. Our ability to attract and retain subscribers will depend in part on our ability to consistently provide our subscribers a high quality experience for selecting, receiving, playing and returning titles. If consumers do not perceive our service offering to be of quality, or if we introduce new services that are not favorably received by them, we may not be able to attract or retain subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract new subscribers, and as a result, our revenues will be affected adversely.

   IF WE EXPERIENCE EXCESSIVE RATES OF SUBSCRIBER TURN OVER, OUR REVENUES AND BUSINESS WILL BE HARMED.

   We must minimize the rate of loss of our existing subscribers while adding new subscribers. Subscribers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, delivery takes too long, the service is a poor value and customer service issues are not satisfactorily resolved. We must continually add new subscribers both to replace subscribers who cancel and to grow our business beyond our current subscriber base. If too many subscribers cancel our service, or if we are unable to attract new subscribers in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate replacing these subscribers with new subscribers.

   IF WE ARE UNABLE TO OFFSET INCREASED DEMAND FOR GAMES WITH INCREASED SUBSCRIBER RETENTION OUR OPERATING MARGINS AND OUR OPERATING RESULTS MAY BE AFFECTED ADVERSELY.

   Subscribers to our service can play as many games as they want every month and, depending on the service plan, may have out between one and three games at a time. With our four DC's and our proprietary GDS, we have reduced the transit time of games. As a result, our subscribers have been able to exchange more titles each month, which has increased our operating costs. If we establish additional DC's or further refine our distribution process and GDS, we may see a continued increase in usage by our subscribers. In addition, subscriber demand for games may increase for a variety of other reasons beyond our control, because of: (a.) manufacturer promotions, (b.) the introduction of new gaming platforms, and, (c.) the scarcity of the most popular games. If our subscriber retention does not increase or our operating margins do not improve to an extent necessary to offset the effect of increased operating costs, our operating results will be adversely affected.

   IF OUR SUBSCRIBERS SELECT TITLES THAT ARE MORE EXPENSIVE FOR US TO ACQUIRE AND DELIVER MORE FREQUENTLY, OUR EXPENSES WILL INCREASE.

   Certain titles cost us more to acquire depending on the source from whom they are acquired and the terms on which they are acquired. If subscribers select these titles more often on a proportional basis compared to all titles selected, then our acquisition costs could increase, and our gross margins could be adversely affected.

   IF WE DO NOT CORRECTLY ANTICIPATE OUR SHORT AND LONG TERM NEEDS FOR GAME TITLES, OUR SUBSCRIBER SATISFACTION AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

   If we do not acquire sufficient copies of popular games/titles, we may not satisfy subscriber demand, and our subscriber satisfaction and results of operations could be adversely affected. Conversely, if we attempt to mitigate this risk and acquire more games than actually needed to satisfy our subscribers' demands, our inventory utilization would become less effective and our gross margins would be adversely affected. Our ability to accurately predict subscriber demand is critical in ordering an adequate inventory to meet our subscriber demands for games in the more popular platforms and titles. If we do not achieve this balance, our business may be adversely impacted.

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

   Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations, as well as, loss, misuse or theft of data. Any attempts by hackers to disrupt our Web site service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. We do not have an insurance policy that covers expenses related to direct attacks on our Web site or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Any significant disruption to our Web site or internal computer systems could result in a loss of subscribers and adversely affect our business and results of operations.

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

   IF WE EXPERIENCE EXCESSIVE CREDIT CARD CHARGEBACKS , WE MAY BE SUSPENDED FROM PROCESSING CREDIT CARD TRANSACTIONS FOR THAT PARTICULAR CREDIT CARD COMPANY, SUCH AS MASTERCARD, VISA AND AMERICAN EXPRESS, FOR AN INDETERMINATE PERIOD OF TIME, WHICH WOULD SIGNIFICANTLY AND INDEFINITELY HARM OUR BUSINESS.

   We charge our subscribers a monthly subscription fee via the three major credit card companies, MasterCard, VISA and American Express. If we experience excessive chargebacks over several successive months with any of these respective credit card companies, we may be suspended from processing charges in the future. Excessive chargebacks in our business may result from: (a.) fraud, (b.) disputed transactions, and (c.) subscribers not completely understanding the proper procedure(s) to cancel their ten-day trial period and/or their regular subscription. Accordingly, we implemented several additional procedures to: (a.) discover and mitigate a fraudulent transaction submission, (b.) more accurately validate the authorized user of the credit card, and (c.) provide clearer and better website instructions for the customer who desires to cancel their subscription.

   We must minimize and contain the rate and number of chargeback transactions per total transactions processed over a specified period of time or a credit card company may cancel all processing privileges in accordance with the terms of our agreement. If we should lose the ability to process with any of these three major credit card companies, we will lose a significant amount of revenue and cash flow, all of which may cause the company to fail.

   INCREASE IN PAYMENT PROCESSING FEES OF CHANGES TO OPERATING RULES WOULD INCREASE OUR OPERATING EXPENSES AND ADVERSELY AFFECT OUR BUSINESS.

   Our subscribers pay their monthly subscriptions using credit cards. Our acceptance of these payments requires a fee to be immediately deducted from the approved subscriber fee by the credit card processor. These fees may increase for a variety of reasons such as, increase rates by the processor or the number of transactions have changed causing the base fee structure to increase or decrease depending on the then effective processing arrangement. Any significant increase in these fees will adversely affect our results of operations.

   IF GOVERNMENT REGULATION OF THE INTERNET OR OTHER AREAS OF OUR BUSINESS CHANGES OR IF CONSUMER ATTITUDES TOWARD USE OF THE INTERNET CHANGE, WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS, OR INCUR GREATER OPERATING EXPENSES.

   The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for on-line commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

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

   In addition, if consumer attitudes toward use of the Internet change, consumers may become unwilling to select their entertainment on-line or otherwise provide us with information necessary for them to become subscribers. Further, we may not be able to effectively market our services on-line to users of the Internet.

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

   We utilize a mix of incentive-based and fixed-cost marketing programs to promote our service to potential new subscribers. We obtain a portion of our new subscribers through our on-line marketing efforts, direct links and our active affiliate program. While we opportunistically adjust our mix of incentive-based and fixed-cost marketing programs, we attempt to manage the marketing expenses to come within a prescribed range of acquisition cost per subscriber. If we are unable to maintain or replace our sources of subscribers with similarly effective sources, or if the cost of our existing sources increases, our subscriber levels may be affected adversely and our cost of marketing may increase.

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

   IF WE ARE UNABLE TO COMPETE EFFECTIVELY, OUR BUSINESS WILL BE AFFECTED ADVERSELY.

   The market for in-home gaming products is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple in-home entertainment providers and can easily shift spending from one provider to another. For example, consumers may rent a game from Blockbuster, buy a game from Wal-Mart and subscribe to our service, or some combination thereof, all in the same month. Competitors may be able to launch new businesses at relatively low cost. Game rentals represent only one of many existing and potential new technologies for playing games. If we are unable to successfully compete with current and new competitors and technologies, we may not be able to achieve adequate market share, increase our revenues or achieve profitability. Our principal competitors include, or could include:

o  Game rental outlets, such as Blockbuster and Hollywood Entertainment;
o  Game retail stores, such as GameStop, Best Buy, Wal-Mart and Amazon.com;
o  Subscription game rental services, such as GameFly and GameznFlix; and

o  On-line game sites, such as Rcade.com

   Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing and Web site and systems development than we do. The growth of our on-line subscription business since our inception may attract direct competition from larger companies with significantly greater financial resources and national brand recognition. Increased competition may result in reduced operating margins, loss of market share and reduced revenues. In addition, our competitors may form or extend strategic alliances with manufacturers and distributors that could adversely affect our ability to obtain titles on favorable terms.

   IF WE EXPERIENCE DELIVERY PROBLEMS OR IF OUR SUBSCRIBERS OR POTENTIAL SUBSCRIBERS LOSE CONFIDENCE IN THE U.S. POST SERVICE, WE COULD LOSE SUBSCRIBERS, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

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

   Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of its assessment by our independent registered public accountants. The SEC has extended the compliance dates for certain filers and, accordingly, we believe that this requirement may first apply to our annual report for fiscal 2008. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of its assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

   OUR ARTICLES OF INCORPORATION INCLUDE PROVISIONS TO THE EFFECT THAT WE MAY INDEMNIFY ANY DIRECTOR, OFFICER OR EMPLOYEE. IN ADDITION, PROVISIONS OF NEVADA LAW PROVIDE FOR SUCH INDEMNIFICATION.

   Any indemnification of directors, officers or employees, could result in substantial expenditures being made by us in covering any liability of such persons or in indemnifying them. If we are required to incur expenditures as a result of indemnification of our directors, officers or employees for any reason, our net income will decrease as a result of settling such claim(s). We do not have insurance coverage for our directors, officers and employees. Therefore, our exposure and payment of any claim and/or indemnification must come from operations or additional financing arrangements.

   WE DO NOT CARRY BUSINESS INSURANCE.

   Our business is not protected by a comprehensive insurance policy. As such, we are considered completely at-risk to the extent we have adequate cash available to meet a catastrophic event. We do not maintain cash reserves, nor do we have the liquidity of certain assets to meet: (a.) business interruption needs, (b.) loss profits, (c.) theft and fire losses, (d.) earthquake, (e.) claims resulting from Internet personal identity theft, and, (f.) many other incidences.

   WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL, WHICH COULD BE DETRIMENTAL TO OUR OPERATIONS.

   Our success largely depends on the efforts and abilities of John P. Gorst, Chief Executive Officer and Asra Rasheed, President. The loss of the services of any of these individuals could materially harm our business because of the cost and time necessary to find their successors. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on our officers. We also have other key consultants and outside contractors who manage elements of our operations, and if we were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number of qualified staff.

   WE ARE SUBJECT TO PRICE VOLATILITY DUE TO OUR OPERATIONS MATERIALLY FLUCTUATING.

   As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of securities analysts and investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may cause our quarterly results to fluctuate include, among others:

o  our ability to retain existing gaming subscribers;
o  our ability to attract gaming subscribers at a steady rate;
o  our ability to maintain subscriber satisfaction;
o the extent to which our subscriber services and products gain market acceptance;
o  introductions of products and services by competitors;
o  price competition in the markets in which we compete;
o  our ability to attract train and retain experienced and skilled management;
o the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure; and
o general economic conditions and economic conditions specific to the Internet service and gaming industry.

   IF WE ARE UNABLE TO RESPOND TO THE RAPID CHANGES IN TECHNOLOGY AND SERVICES, WHICH CHARACTERIZE OUR GAME RENTAL SERVICES, OUR BUSINESS AND FINANCIAL CONDITION COULD BE NEGATIVELY AFFECTED.

   Our game rental operation is directly impacted by changes in the Internet services industry. The Internet products and services industry is subject to rapid technological change, frequent new product and service introductions and evolving industry standards. Changes in technology could affect the market for our services. We believe that our future success will depend largely on our ability to anticipate or adapt to such changes, to offer on a timely basis, services and products that meet these evolving standards and demand of our customers. We cannot offer any assurance that we will be able to respond successfully to these or other technological changes, or to new products and services offered by our current and future competitors, and cannot predict whether we will encounter delays or problems in these areas, which could have a material adverse affect on our business, financial condition and results of operations.

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

    RISKS RELATED TO OUR COMMON STOCK

   OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY AFFECT OUR SHAREHOLDERS' ABILITY TO SELL SHARES OF OUR COMMON STOCK.

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

   Even though our shares of common stock are expected to continue to be quoted on the OTC Bulletin Board, we cannot predict the extent to which a trading market will develop or how liquid that market might become. In addition, most common shares outstanding after the Merger, including the shares issued to

Gotaplay stockholders, are "restricted securities" within the meaning of Rule 144 promulgated by the SEC, and will therefore be subject to certain limitations on the ability of holders to resell such shares. Accordingly, holders of our common stock may be required to retain their shares for an indefinite period of time. We are party to certain agreements and holders of our warrants requiring us, under certain circumstances, to use our best efforts to prepare and file with the Securities and Exchange Commission a registration statement on an appropriate form covering the offer and resale to the public of the shares of our common stock upon exercise of the warrants. Consequently, we may expect to prepare and file with the Securities and Exchange Commission as soon as practical, and to use our best efforts to cause to be declared effective, such a registration statement.

   The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

o  issuance of new equity securities pursuant to a future offering;
o  changes in interest rates;
o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
o variations in quarterly operating results; o change in financial estimates by securities analysts;
o  depth and liquidity of the market for Gottaplay's common stock;
o  investor perceptions of Gottaplay and of game rental generally; and
o  general economic and other national conditions.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

   We do not own any real estate. We lease our offices and distribution centers and are briefly describe as follows:

o  We are headquartered at 3226 Rosedale Street, Suite 200, Gig Harbor,
   WA 98335. We lease approximately 1,500 square feet on a three (3) year lease. We pay a monthly fee of approximately $2,770 for the use of these facilities.

o We lease approximately 1,900 square feet of office space at 200 N. Harbor Blvd. Suite 201, Anaheim CA 92805. We pay approximately $2,145 on a one (1) year lease. Our marketing department and game library are housed in this facility, along with a distribution center.

o We lease an office at 1451 West Cypress Creek Road, Suite 300, Ft Lauderdale, Fl 33309. This space is used by our programmers and developers. We pay approximately $740 per month on a one (1) year lease.

o We lease two small offices for regional distribution centers and are briefly described as follows: (i) located in Pittsburg, PA, with rent at $800 per month on an eighteen month non-cancelable lease, and, (ii) located in Kansas City, MO with rent at $1,067 per month on an eighteen month non-cancelable lease.

   We believe these arrangements are adequate to support our immediate and short term operational needs.

ITEM 3.   LEGAL PROCEEDINGS.

   On October 17, 2007, we settled a lawsuit brought by Capital Group Communications, Inc. ("CGC") against Gottaplay and the counter-suit by us against CGC were settleld. The terms of the settlement provide that:

a. We rescind the cancellation of the 2,000,000 shares (the "Settlement Shares") previously issued to CGC;

b. CGC grant to Phillip Knight, a Company shareholder, or his assigns, the right, but not the obligation, to purchase the Shares in various increments through March 2008 for the total sum of $400,000. The first tranche was paid November 13, 2007;

c. Phillip Knight, or his assigns, has agreed that he will return 50% of the Shares purchased by him from CGC to us, which Shares will be deemed cancelled;

d. Should Phillip Knight, or his assigns, not purchase the Shares as scheduled, then CGC shall be allowed to sell as many of the Shares, pursuant to Rule 144, as is necessary for CGC to realize a total of $400,000, less any proceeds previously received from Phillip Knight and return any unsold Shares to us;

e. We issued to CGC, warrants to purchase 200,000 shares of common stock at an exercise price of $1.25, which warrants will terminate December 31, 2010; and

f. CGC and Gottaplay have released all claims against each other.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Our common stock is quoted on the OTC Bulletin Board under the symbol "GTAP" (formerly "DNOB"). Our common stock has been quoted on the OTCBB since July 2004.

   For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. This table gives effect to our thirty-two for one stock reverse split that occurred on January 26, 2004 and our one for six stock reverse split that occurred on July 24, 2006.

                               HIGH ($)                LOW ($)

        FISCAL 2006
        First quarter              0.48                   0.18
        Second quarter             1.26                   0.18
        Third quarter              2.22                   0.60
        Fourth quarter             2.00                   1.02

        FISCAL 2007
        First quarter              3.00                   1.50
        Second quarter             3.05                   1.95
        Third quarter              2.40                   1.26
        Fourth quarter             1.60                   0.36


HOLDERS OF OUR COMMON STOCK

   As January 11, 2008, we had 527 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, Salt Lake City, Utah 84111.

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

RECENT SALES OF UNREGISTERED SECURITIES

   The following sets forth information regarding all sales of our unregistered securities during the fiscal year ended September 30, 2007. All of these shares were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, or were exempt by reason of the application of Regulation S. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us.

Unless otherwise indicated, the issuances of the securities described below were affected without the involvement of underwriters.

   In April 2005, we issued $700,000 of 6% secured convertible debentures, to an unrelated party. A total of 2 debentures were issued. Both debentures were secured by certain assets and property of the Company. Pursuant to terms of these debentures, in anticipation of the consummation of a merger between us and Koa Internet, Inc. a Nevada Corporation, and as additional security for the repayment of the debentures, we placed into escrow, 1,916,667 shares of our common stock. On October 18, 2006 the debentures, plus accrued interest, were paid in full and the 1,916,667 shares of common stock held in escrow were assigned to an accredited investor group which had purchased the debentures from the original holders of the debentures.

   From October 1, 2006 through January 12, 2007, accredited investors purchased a total of $1,157,873 in the form of one year Convertible Promissory Notes, which are convertible into shares of our common stock at $1.25 per share. As additional consideration to these accredited investors, we issued: a) 926,298 warrants to purchase 926,298 shares of our common stock at an exercise price of $1.50 per share for a period of two years; and, b) 926,298 warrants to purchase 926,298 shares of our common stock at an exercise price of $2.50 per share for a period of three years. As of January 14, 2008, these notes are in default.

   On January 22, 2007, we entered into a consulting agreement with San Diego Torrey Hills Capital LLC. Under which the terms of the agreement, in consideration of the services, we issued 30,000 shares of common stock with a fair market price of $2.33 per share.

   On January 31, 2007 five accredited investors purchased a total of $120,000 in one year Convertible Promissory Notes, which were converted into 96,000 shares of our common stock at $1.25 per share. As additional consideration to these accredited investors, we issued: a) 96,000 warrants to purchase 96,000 shares of our common stock an exercise price of $1.50 per share for a period of two years; and, b) 96,000 warrants to purchase 96,000 shares of our common stock at $2.50 per share for a period of three years.

   On January 23, 2007, we issued to J. Roebling Fund, upon the exercise of warrants, 40,000 shares of common stock at an exercise price of $2.50 per share.

   From February 23, 2007 through March 31, 2007 we sold to 26 accredited investors, a total of 1,828,000 Units for $1.25 per Unit. Each Unit consisted of: a) one share of common stock; b) one warrant to purchase one share of our common stock at an exercise price of $1.50 per share for a period of two years, and, c) one warrant to purchase one share of our common stock at an exercise of $2.50 for a period of three years. Prestige Financial Center, acted as Placement Agent for 1,308,000 of the Units and received compensation consisting of $163,500 in cash, warrants to purchase 416,000 shares of common stock at an exercise price of $1.50 per share for a period of two years and warrants to purchase 130,800 shares of our common stock at an exercise price of $2.50 per share for a period of three years. No commissions were paid on the sale of 520,000 Units which were sold by our officers.

   On February 28, 2007, we issued 220,000 shares of our common stock with a value of $2.55 per share in connection with our acquisition of Gamershare, Inc.

   On March 15, 2007 we entered into a Consulting Agreement with The Lexicomm Group to provide us with public relation services. Pursuant to the Agreement, we issued a total of 5,908 shares of common stock at an average of $0.97 per share. However, 3,333 shares of common stock, with a fair market value of $0.69 per share, had been authorized but unissued at September 30, 2007. These shares were issued November 26, 2007. The Agreement was terminated as July 31, 2007.

   On March 28, 2007, we entered into a Letter of Agreement with Andrew J. Barwicki to provide investor relation services for us. Under the terms of the Agreement, monthly compensation was $3,100 and 4,000 shares of common stock. We issued a total of 10,000 shares of common stock with an average price of $1.54 per share. The Agreement was terminated August 31, 2007.

   On March 28, 2007, we entered into a Consulting Agreement with Prominence Media Corp to provide media relations. Compensation, in anticipation of the services to be performed, was $168,000 of our common stock with a fair market value of $2.25 per share totaling 74,667 shares of common stock. The Agreement was terminated May 15, 2007.

      On July 10, 2007, we entered into a Consulting Agreement with Uptick Capital, LLC to provide business advisory services to us. Under the terms of the Agreement, 7,500 shares of common stock were due at signing and monthly compensation was 5,000 shares of common stock per month. As of September 30, 2007, a total of 17,500 shares of common stock were authorized under the Agreement and a total of 12,500 were issued. The balance of 5,000 shares of common stock were issued October 17, 2007. The average price per share of all issuances was approximately $1.00 per share.

   In April 2007, we cancelled 2,000,000 shares of our common stock previously issued to Capital Group Communications, Inc. ("CGC") We had cancelled the stock based upon, among other things, the non-performance of a July 25, 2006 Agreement. In July 2007, Capital Group Communications, Inc. filed a law suit against us and certain board of directors to rescind the cancellation and to recover from the us, $125,000 that CGC had invested in an independent company with which the we had previously entered into merger negotiations. (See Legal Matters)

   On August 7, 2007, we entered into an Engagement Letter with our counsel de Castro, PC. Under the terms of the Engagement Letter, payment for services rendered were in the form of cash and common stock, 75,000 shares of common stock upon execution of the Engagement Letter and 150,000 share of common stock to be issued at a later date. As of September 30, 2007, we issued 75,000 shares of common stock with a fair market value of $0.75 per share.

   On August 12, 2007, we issued 100,000 shares of common stock to Norm Johnson for services rendered as a member of our board of directors. The fair market value was $0.65 per share.

   On September 13, 2007 we entered into a Consulting Agreement with Doug Rapaport to provide us with business consulting services. Under the terms of the Agreement, we issued 20,800 shares of common stock as compensation, with a fair market value of $0.60 per share.

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

   APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

   GENERAL

   Our discussion and analysis of our financial condition and results of operations as of and for the year ended September 30, 2007 are based upon our audited consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to such items as the estimated term of a subscriber retention/relationship, amortization life and method of new titles, accruals and other factors. We evaluate these estimates and assumptions on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

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

   We offer an initial ten-day subscription trial period. At any time during the initial ten-day period, a new subscriber has the right to rescind their agreement. If the subscriber does not cancel during the ten-day period, we will initiate a charge on his/her credit card according to the plan selected by the subscriber. Thereafter, we will charge a subscriber's credit card monthly for our services until the subscriber cancels his subscription. We recognize subscription revenue ratably during each subscriber's monthly subscription period. For financial reporting purposes, we allocate subscription fees over the number of days in the month for which the fee was charged.

   A subscriber has the option to select from one of three rental plans: (a.) For $12.95 per month, the subscriber is allowed one video game in his possession, (b.) For 20.95 per month, the subscriber is allowed up to two video games in his possession, and (c.) For $28.95 per month, the subscriber is allowed up to three video game's in his possession.

   All deferred revenue at month end is recognized as revenue in the following month. All authorized refunds to subscribers are recorded as a reduction of revenues and any revenues from sales of used video games will be recorded upon shipment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

   Financial instruments consist principally of cash, trade and related party payables, accrued liabilities, and short and long-term debt obligations. The carrying amounts of such financial instruments in the accompanying consolidated balance sheets approximate their fair values due to their relatively short-term nature. It is our opinion that we are not exposed to significant currency or credit risks arising from these financial instruments.

USE OF ESTIMATES

   The preparation of our consolidated financial statements are in conformity with GAAP and, as such, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates.

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

LOSS PER COMMON SHARE

   We compute basic and diluted loss per share of common stock by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the respective reporting period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the years ended September 30, 2007 and 2006, respectively, because their effect would be anti-dilutive.

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

   In September 2006, the SEC issued Securities and Exchange Commission Staff Accounting Bulletin No.108 ("SAB No. 108") in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the SAB No. 108 in fiscal 2006, which did not have a material impact on its consolidated financial statements.

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

   We are required to adopt those provisions of SFAS 158 attributable to the initial recognition of the funded status of the benefit plans and disclosure provisions as of December 31, 2006. Those provisions of SFAS 158 applicable to the amortization of gains or losses and prior service costs or credits from accumulated other comprehensive income to the net periodic benefit cost are required to be applied on a prospective basis effective January 1, 2007. We are still in the process of evaluating the impact, if any, of SFAS 158. However we do not anticipate that the adoption of SFAS 158 will have any impact on our consolidated financial statements.

   In February 2007, the FASB issued Statement of Financial accounting Standard No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES" ("SFAS No. 159"). This statement permits entities to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are currently assessing the potential impact, if any, of the adoption of SFAS No.159 on our consolidated financial statements.

   In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), BUSINESS COMBINATIONS, and (b.) No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. We are in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on our consolidated financial statements.

(a.) SFAS No. 141 (R) requires an acquiring entity in a business combination to:
(i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and
(iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent's equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent's ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

OVERVIEW, HISTORY, MERGER AND BUSINESS

   Gottaplay Interactive, Inc. was formed in Nevada in July 2004 under the name of Donobi, Inc. and is the successor to H-NET.NET, Inc., which was formed under the laws of Colorado in May 1986. On July 24, 2006, pursuant to a Merger Agreement (the "Agreement"), Gotaplay Interactive, Inc. ("Gotaplay"), a privately held Nevada corporation, merged with Donobi, Inc. In accordance with the Agreement, the Registrant: (a.) completed a one for six reverse stock split; (b.) issued 17,744,618 post-reverse split shares of common stock to the former stockholders of Gotaplay; (c.) amended the Articles of Incorporation by changing the name of the Registrant from Donobi, Inc. to Gottaplay Interactive, Inc.; and, (d.) except for William M. Wright, III and Norm Johnson, the directors of the Registrant resigned and the three former directors of the Gotaplay were elected to the board of directors of the Registrant. As a result of the Merger, voting control changed and, except for Mr. William M. Wright, III, who remained as Chief Operating Officer, the other officers of Donobi resigned and were replaced by officers selected by Gottaplay's management.

   Upon consummation of the Merger we assumed the business operations of Gotaplay to include their assets, their debts and their commitments and obligations, such as leases and independent consulting agreements.

   From the date of the merger, July 24, 2006 until August 1, 2007 we operated two distinct businesses, (a) our on-line video game subscriptions and rentals, and, (b) our Internet service connectivity. On August 1, 2007 we sold all the issued and outstanding stock of Donobi, Inc. (a wholly-owned subsidiary, and, commonly referred to as the internet service provider business) for $100 and other valuable consideration. In consideration for the stock, the purchaser, Focus Systems, Inc., a Washington corporation, received all the assets and assumed significantly all the liabilities, associated with this business operation. We accounted for this transaction under SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". Accordingly, the results of operations, less applicable provision for any income taxes, of the discontinued operation have been segregated from continuing operations for the fiscal years ended September 30, 2007 and 2006, respectively, and are reported as a separate line item on our Consolidated Statements of Operations. As such, by segregating the results of the discontinued operations, allows for a more meaningful and enhanced comparability analysis of the results of the continuing operations. Any reference to revenues and expenses in the subsequent management discussion and analysis will pertain only to our "continuing operations". We recognized a net loss $256,721 on the disposition of this operation and is reported in the Consolidated Statements of Operations and Cash Flows within the caption, "discontinued operations".

   The decision to sell this business was primarily influenced by the recurring net losses, its loss of market share, and the immediate need to generate significant capital to pay off delinquent debts and tax liens. The purchaser was a privately-held company, partially owned and controlled by our former Chief Operating Officer, who resigned his positions as Director and COO. Terms of the sale, stipulated we sell all assets related to the Internet service provider business and the purchaser agreed to assume:

a. substantially all trade and vendor debts, and b. all existing and unexpired leases, and
c. other business related short and long-term notes payable and commitments, and
d. release the Gottaplay from all liens, litigation and claims, both current and future, associated with the ISP operations.

   In addition, as part of the August 1, 2007 agreement, we agreed to assume $171,513 of this business's current liabilities, described as follows:

a. a promissory note with a balance due of $95,000, which is in default, accruing interest at 18% per annum, plus accrued interest of $40,400, and

b. three vendors' trade accounts payable totaling $36,113.

   Our business is now the on-line video game rental subscription business which is dedicated to providing customers a quality rental experience through our web site www.gottaplay.com. This service is an alternative to store based gaming rentals. We offer our customers an extensive selection of video games for a monthly subscription fee which is based upon one of three subscription plans. Customers sign-up via our web page and once credit is processed and approved , we send them the video game(s) of their choice, depending on the plan selection. All games are shipped to the customer via U. S. Postal Service first class mail. Active subscribers can retain the games for an indefinite period of time as long as they are active paying subscribers. Customers return/exchange their selections at anytime by returning their game(s) in our pre-paid, pre-addressed mailers. We also provide a subscriber the option to purchase new and/or used video game titles at discounted prices and trade games.

   On February 28, 2007, our wholly owned subsidiary, Gottaplay Management, Inc. ("GMI"), a Nevada corporation, merged with a privately held Florida company, an on-line video game trading company, called Gamershare, Inc. ("GSI") into its operations. In consideration for the merger, we paid the former sole shareholder of GSI $60,000 in cash and issued him 220,000 shares of our $0.001 par value common stock. The shares were valued at market, or $2.55 per share, on the date of closing. The total value of these shares was $561,000. We also agreed to issue up to another 170,000 shares of our $0.001 par value common stock to the former shareholder of GSI, if this video game trading business achieves certain revenue milestones. The former shareholder of GSI also received a three year employment agreement with us.

   The assets, liabilities and other obligations and transactions of GSI were nominal at the time of merger. Accordingly, we did not have an independent audit of GSI's financial statements because we considered all balances and obligations to be immaterial. The entire cost of the merger was capitalized as software.

   We intend to grow our on-line video game rental business through technological innovations and adaptations, the implementation of our short and long-term business plans and a long-term commitment to delivering high-quality product and services to every subscriber. We believe that the key to our success will depend in a large part on our ability to promote our services, gain subscribers and expand our relationships with current subscribers. Our achievements can be measured in our strategic business plan, whereby we have set attainable and reasonable goals.

   Our focus in fiscal year 2008 is building on our established foundation and executing well in key areas, such as, continuing to innovate on our ability to creatively market our products, offering unique subscriber plans, responding effectively to our subscriber needs and desires, and continuing to focus internally on product and service delivery, business efficiency, and accountability across all operations and departments of our Company. Our key market opportunities include but are not limited to: (a.) expanding into other interactive technology for the delivery of media to subscribers, and (b.) partnering with other compatible businesses to cross-market and promote our services and products. We seek to differentiate our services from our competitors by offering a fair price for exceptional service and the delivery of our subscribers' first choice of product selection each time. We believe some of our primary competition in the "on-line video game rental market" is three established web-based companies: (a.) Gamefly, (b.) Gamerang, and (c.) GameZnflix., and, three nationally known local neighborhood establishments, (d.) Blockbuster , (e.) Hollywood Entertainment and (f) GameStop. As a result, we need to sustain and retain a reasonable and controlled growth rate of new and existing subscribers over a longer period of time in order to achieve our immediate financial goals.

   SUMMARY OF CONSOLIDATED RESULTS OF OPERATIONS

   Any measurement and comparison of revenues and expenses from continuing operation should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations. We have excluded from our analysis all references to, and financial results of, our discontinued operations in order to enhance comparability and meaningfulness of our continuing operations.

   REVENUES

   SUBSCRIPTION REVENUES AND SUBSCRIBER BASE

   For the years ended September 30, 2007 and 2006, we recorded net revenues of $497,409 and $127,257, respectively. The current year net increase was $370,152 or 2.9 times over the prior year. The increase in revenue is directly proportional to the increase of number active subscribers. At September 30, 2006 we had 430 active subscribers and at September 30, 2007 we had 4,771 active subscribers, an overall increase of approximately ten times. Our average monthly revenue for fiscal 2007 per active subscriber was approximately $15.92.

   We charge our subscribers monthly via the three major credit card companies , MasterCard, VISA and American Express and during fiscal 2007 we experienced excessive chargebacks and refunds with MasterCard and VISA, primarily as a result of fraud and subscribers not fully understanding the proper procedure to cancel their ten-day trial period and/or their regular subscription.

   Credit card companies will issue a "chargeback" to a merchant company, such as Gottaplay, when a subscriber, who was initially billed a monthly fee requests a refund from their credit card due to a variety of reasons. In our experience, significantly all chargeback are generally initiated by our subscriber who disputes an unknown or unrecognized transaction, which then becomes commonly known as a fraudulent transaction by the credit card company.

   We incurred fraudulent transactions, which directly and adversely affected our net sales and cost of sales. These sign-ups were a result of unethical on-line marketing schemes, whereby individuals would sign up as part of an incentive program and paid by the marketer with either merchandise or cash. The individual, having completed their part, would then contact their credit card issuing bank and deny the charge by reporting the charge was fraudulent.

   We began to see signs of this fraudulent activity in early March 2007, and at the time, management determined that the chargebacks, were still within acceptable ranges. In the meantime, we made significant upgrades to our rental platform to accommodate the new technology. This new technology addressed the accuracy, efficiency and effectiveness of the processing and delivery of games to our members. While we believe we had adequately tested this new platform in beta trials, we learned in late April 2007 our reporting tools relating to games listed in our member queues were in fact faulty. Because of this problem, we were not able to identify fraudulent subscriptions as a routine function. By the middle of May 2007 we identified a malfunction in our GDS program and consequently, discovered thousands of members had subscribed and did not put games in their queue. These subscribers earned merchandise or cash from our various affiliate marketing partners' incentive programs and then illegally cancelled our subscription charges.

   A marketing affiliate is an independent entity that is acting on our behalf to sign up new members. Our relationship with these affiliates is generally based on an agreement whereby the affiliate will be paid for each approved subscription. The affiliates were paid in cash..

   During our marketing campaigns incentives were offered by our affiliates to thousands of individuals, via the internet, to become a subscriber of our services. These incentives would take the form of a cash payment or delivery of merchandise. This was the beginning of the fraudulent activity and excessive chargebacks.

   As a result, we implemented several additional procedures to discover and mitigate a fraudulent submission, to more accurately validate the authorized user of the credit card, and to provide clearer and better website instructions for the customer who needs to cancel their subscription. We repaired a program fault and implemented a set of reporting tools, which immediately identified and separated legitimate subscribers from the fraudulent subscriber. Our new members are now approximately 98% free of incentives.. These added procedures appear to be effective and protecting for unwarranted charges and are safeguarding us against future abuses. We are in process of analyzing the set of events to determine if a law suit is appropriate. However, there can be no assurance we will not incur fraudulent transactions in the future. Under the circumstances, had we not incurred these fraudulent charges during this quarter, we believe we would have recorded a reasonable gross margin and met certain of our strategic plan goals.

   For fiscal 2007, we recorded a total of $748,851 in gross revenues. However, due to the above discussed issues we also recognized chargebacks and refunds totaling $251,442. The chargebacks and refunds reported in fiscal 2007 are over four times higher than the same period one year ago. Under the circumstances, we believe we have the internal controls now in place to mitigate excessive and unauthorized chargebacks due to fraudulent credit card activity.

   COSTS AND EXPENSES

   We have summarized the following selected categories of expenses for comparative and analyses purposes.

   COST OF SUBSCRIPTION REVENUES

   Costs of revenues includes all direct costs in the production of our revenues and includes such items as amortization of our game library, postage and delivery, credit card fees and shipping materials and other. The following table presents comparative expenses for category:

                                       Fiscal 2007    Percent of Revenue   Fiscal 2006  Percent of Revenue
                                      -------------- --------------------- ------------ --------------------
       Customer acquisition               $ 972,729         195.5             $ 41,399         32.5
       Amortization of games                371,907          74.8               95,176         74.8
       Non-cash compensation                168,000          33.8                   --          --
       Postage and delivery                 132,767          26.7               25,850         20.3
       Credit card fees                     119,914          24.1               14,608         11.5
       Shipping materials and other          53,857          10.8                8,295          6.5
                                      -------------- --------------------- ------------ --------------------
                                         $1,819,174         365.7             $185,328         145.6
                                      ============== ===================== ============ ====================

     The increase in the cost of subscription revenues may be attributable to:

a. Customer acquisition costs, which includes non-cash compensation, increased by approximately $1.1 million over the prior year. These costs were planned and forecasted. We expected a significantly better result in the number of new subscribers as a result of an intense campaign to attract and retain subscribers. As a result of the credit card fraud we encountered and the poor results stemming our marketing affiliates we halted all further affiliate marketing efforts in late summer of 2007.

b. Higher game amortization expense over fiscal 2006, is due to capitalizing approximately $357,000 for the purchase of 13,202 of new games.

c. Since our subscriber base increased by approximately 10 times, the frequency and multiples of mailing the games also increased proportionately.

d. We exclusively use the U.S. Postal Service to deliver and return our games to/from our subscribers. Prior to the fall 2007, our prepaid first-class mailers carried a postal rate of approximately $2.28 per each time a game was mailed by us and returned by our subscribers. Upon a re-design of our mailers late this summer, our first-class mailings are now approximately $1.16 per round trip delivery, a savings of 49%. We expect to see the cost savings benefit of the lower postal rate and the reduction in size of our mailers in early fiscal 2008.

e. As explained above, we incurred proportionately higher credit card processing fees due primarily to processing of chargebacks, whereby each chargeback carried a $30 transaction/processing fee.

f. Shipping materials and other expenses increased primarily due to the increased number of new subscribers and the requirements to fulfill their requests.

   FULFILLMENT AND OPERATIONS

   This category is primarily comprised of those services and expenses that directly pertain to the support services rendered to our subscribers, wages and other costs for our fulfillment personnel and our distributions centers' operations. The total cost of fulfillment and operations for fiscal 2007 and 2006 was $614,129 and $346,774, respectively. The following table illustrates our major classifications of expenses and relative percentages to net revenues:


                                       Fiscal 2007    Percent of     Fiscal 2006    Percent of Revenue
                                                        Revenue
                                      -------------- -------------- --------------- --------------------


       Fulfillment, customer
       service, related burden            $ 331,055      66.6            $ 198,132         155.7
       Facilities, rents and related         42,920       8.6               38,932          30.6
       Connectivity, communications
       and data lines                        86,763      17.5               74,187          58.3
       Other and small equipment             68,816      13.8                7,692           6.0
                                      -------------- -------------- --------------- --------------------
                                            529,554     106.5              318,943         250.6
       Less related party expenses          131,803      26.5              118,728          93.3
                                      -------------- -------------- --------------- --------------------
                                          $ 397,751      80.0            $ 200,215         157.3
                                      ============== ============== =============== ====================



   ADVERTISING AND MARKETING

   Advertising and marketing for fiscal 2007 increased $201,674 over fiscal 2006 or approximately 7.4 times. This increase over fiscal 2006 was primarily a result of major promotional campaigns by our marketing and advertising affiliates to attract gamers from our competitors. As discussed above in Cost of Subscriber Revenues, the results of these campaigns were extremely disappointing. Our subscriber base did not materialize as expected, as promoted by our marketing partners. These web-based campaigns were extremely active from early spring through mid-summer 2007. However, due to the magnitude of the fraudulent credit card activity during this period, and the disappointing results, we halted any further advertising and marketing campaigns until complete evaluation and analysis was completed for these marketing efforts. The increase in these expenses was forecasted, anticipated and planned, but with significantly better results in a subscriber base and revenues. The following table highlights our expenses in this category and the expense percent to revenue:

                                       Fiscal 2007    Percent of Revenue   Fiscal 2006  Percent of Revenue
                                      -------------- --------------------- ------------ --------------------
       Advertising                        $  25,852           5.2             $  4,628          3.6
       Other marketing and related          189,748          38.2               22,448         17.6
       Non-cash compensation                 13,150           2.6                   --          --
                                      -------------- --------------------- ------------ --------------------
                                          $ 228,750          46.0             $ 27,076         21.2
                                      ============== ===================== ============ ====================


   GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses are broadly categorized in the following table:

                                    Fiscal 2007     Percent of Revenue   Fiscal 2006  Percent of Revenue
                                   --------------- --------------------- ------------ --------------------
   Non-officer wages, burden and
   consultants supporting
   corporate and administrative
   functions                            $ 471,173          94.7            $ 227,491         178.7
   Non-cash compensation                1,449,957         291.6              765,549         601.6
   Facilities and related                  79,148          15.9               62,999          49.5
   Professional fees                      348,412          70.0               86,686          68.1
   Taxes, fees and other                   16,289           3.3                2,103           1.6
   Communications, connectivity            15,142           3.0               17,674          13.9
   Office and general                      51,883          10.4               32,554          25.6
   Depreciation and amortization           88,734          17.8                8,858           7.0
                                   --------------- --------------------- ------------ --------------------
                                        2,520,738         506.7            1,203,914         946.0
   Less related party expenses             43,000           8.6                5,500           4.3
                                   --------------- --------------------- ------------ --------------------
                                       $2,477,738         498.1           $1,198,414         941.7
                                   =============== ===================== ============ ====================

   OVERVIEW OF EXPENSES

   Total non-cash compensation, for the fiscal years ended September 30, 2007 and 2006 was $1,631,107 and $765,549, respectively. Of significance, is the fact that this compensation is generally in the form of common stock and the payment for such services does not affect our working capital and cash flows.

   Under the circumstances, we believe our administrative costs were under control, as planned, and, within the proximate range of management's forecasts. However, the percentages of expenses to revenues is grossly skewed due to the fact we did not sign up enough subscribers during fiscal 2007 to absorb these forecasted expenses, especially our marketing expenses.

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

   IMPACT OF INFLATION

   We believe that inflation has had negligible effect on our operations over the past two years. We have the flexibility to offset inflationary increases of various expenses such as the cost of labor and direct payroll taxes. We can arbitrarily increase our subscriber plan fees to offset these anticipated increases, all the while to increasing our subscriber bases and continue the improvement of our overall operating procedures and systems. By these elements alone, we can absorb increased non-controlled operating costs with increased fees and more efficient operations, thereby, meeting our expected forecasted margins.

   LIQUIDITY AND CAPITAL RESOURCES

   Our consolidated financial statements as of and for the year ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended September 30, 2007, we had a net loss of $6,608,057 and negative cash flows from operations of $3,001,057. Also at September 30, 2007, we had a working capital deficit of $2,387,993 and a stockholders' deficit of $1,611,795. Our working capital deficit at September 30, 2007 may not enable us to meet certain financial objectives as presently structured.

   We had a cash balance of $149,355 at September 30, 2007. We finance our operations and capital requirements primarily through private debt and equity offerings. Our current forecast anticipates substantial negative cash flows from operations. Therefore, we will have to raise capital through either equity instruments and/or debt, not only to sustain our operations but to grow and improve our operations according to our fiscal 2008 strategic business plan.

   At September 30, 2007, the book value of our common stock was a negative $0.05 per share, our current ratio was 0.06, our cash to debt ratio was a 0.06, and, our acid test ratio was also a 0.06. These basic financial indicators are not acceptable and we will have to improve our performance quickly and attract favorable financing/equity arrangements if we expect to stay in business.

   Our continuation as a going concern is dependent on our ability to grow revenues, obtain additional equity and/or financing, and, generate sufficient cash flow from operations to meet our obligations on a timely basis.

   The operating results of our business can vary significantly depending on a number of factors, many of which are outside our control:

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

   We are currently developing and refining our acquisition and expansion strategy. If we expand too rapidly, and if our working capital needs exceed our current forecast and expectations, and if we consummate an acquisition(s), we will need to raise additional capital from equity and/or debt sources. If we cannot obtain such financings on terms acceptable to us, our ability to fund our planned business expansion and to fund our on-going operations will be materially adversely affected. If we incur debt, the risks associated with our business and with owning our common stock would also increase. If we raise capital through the sale of equity securities, the percentage ownership of our stockholders will be diluted accordingly. In addition, any new equity securities may have rights, preferences, or privileges senior to those of our common stock.

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS.

   The information required by this item is included in pages F-1 through F-22 attached hereto and incorporated by reference. The index to the consolidated financial statements can be found on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   For the years ended September 30, 2007 and September 30, 2006, there have been no disagreements between Lake & Associates, LLC. and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures Lake & Associates, LLC's report on our financial statements for the fiscal years ended September 30, 2007 and September 30, 2006 indicated that substantial doubt existed regarding our ability to continue as a going concern.

ITEM 8A.    CONTROLS AND PROCEDURES

   (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

   The Company maintains disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Exchange Act) designed to ensure that information required to be disclosed in the reports of the Company filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company's Chief Executive Officer and principal accounting and finance officer has concluded, based upon their evaluation of these disclosure controls and procedures as of the date of this report, that, as of the date of their evaluation, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in the reports of the Company filed under the Exchange Act.

ITEM 8B.   OTHER INFORMATION

   None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE.

   Directors and Executive Officers

   The names of our directors and executive officers, their principal occupations, and the year in which each of our directors and executive officer initially joined the board of directors are set forth below.


              NAME          AGE    FIRST ELECTED OR        POSITION
                                       APPOINTED
--------------------------------------------------------------------------
John P. Gorst               39    July 24, 2006        Chairman and Chief
                                                       Executive Officer
                                                       Prinicipal Accounting
                                                       and Finance Officer
Asra Rasheed                34    July 24, 2006        President

Mark H. Levin               35    July 24, 2006        Director

Stephan P. Muller           57    December 1, 2007     Director

   JOHN P. GORST, Chairman of the Board, and Chief Executive Officer of Gottaplay, positions he assumed with us upon closing of the Merger between Donobi, Inc. and Gotaplay Interactive, Inc. Mr. Gorst has over 18 years experience in founding entrepreneurial technology ventures, specifically in the development of software and data services for business. His experience includes serving as chief executive officer and board chairman of Insynq, Inc., an application service provider, from August 1998 to present; vice president & general manager for a computer integration company, Interactive Information Systems Corp., from July 1996 to August 1998; and a training/IS consulting business in conjunction with Nynex Business Centers of New York. Upon closing of the Merger, Mr. Gorst's primary responsibility shall be Chairman of the Board and Chief Executive Officer. Mr. Gorst will be directing the Company's strategy, and positioning the Company in the business marketplace by forging strategic business alliances and mergers and acquisitions. Mr. Gorst will also serve as company and technology evangelist at tradeshows, press conferences and industry analyst meetings in order to increase awareness for the Company's brand. Mr. Gorst graduated top of his class as an Electronic Design Engineer from one of the top trade schools in Arizona. Mr. Gorst was also awarded a medal of honor for business leadership in 2001 and 2005 from the National Republican Congress. He intends to devote substantially all of his business time to the Company. Since the resignation of M. Carroll Benton as our CFO November 30, 2007, Mr. Gorst has been acting as our Principal Accounting and Finance Officer.

   ASRA RASHEED is the President of Gottaplay. She is the founder of NextRental, Inc. Prior to NextRental, Ms. Rasheed had successfully founded her business in the multi-media industry and acquired over eight years of experience in technology development, management and execution strategies. She also served as Director of Multi Media at Koyo Graphics where she managed large web development projects for clients like Warner Brothers, Sanyo, Sony, etc. Ms. Rasheed also served as Vice President of Business Development Luminex Lighting. Ms. Rasheed holds a Bachelors of Science degree in Finance from Cal State University, Fullerton, CA.

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

   STEPHAN P. MULLER is an internationally regarded business executive with more than 20 years of senior executive management positions as CEO, CFO, COO in several international companies. This includes: CEO of Eurocellular and Commercial Director for Apple Computer Europe (Europe, Central & Eastern Europe, Middle East and Africa) with P&L responsibility for $2 billion (USD) in sales. He served as CEO and a member of the Board of Directors of Apple Computer Ltd., Switzerland. Prior to this, he was General Manager, Industrade Ltd., Wallisellen, Zurich (Apple products), and COO of Pelikan International Corp with a turnover of CHF 1 billion. Mr. Muller also served as the CFO/COO of Reuters Ltd., Zurich, Switzerland. He is a graduate of the Federal Institute of Technology, Zurich (ETH Zurich) in Construction Engineering and the prestigious University of Zurich, Switzerland, where he was awarded a degree in Business Economics. Mr. Muller filled the vacancy left when M. Carroll Benton, citing personal reasons, resigned her positions as Chief Financial Officer, Director and Secretary and Treasurer.

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

ITEM 10.   EXECUTIVE COMPENSATION.

   The following table summarizes the compensation earned by or paid to our Chief Executive Officer and the other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered in all capacities during the fiscal year ended September 30, 2007. We refer to these individuals as our named executive officers.

   NAME AND          YEAR       SALARY PAID     BONUS ($)     OTHER ANNUAL     SECURITIES       ALL OTHER
   PRINCIPAL                        ($)                     COMPENSATION ($)   UNDERLYING     COMPENSATION
   POSITION                                                                    OPTIONS (#)         ($)
-----------------------------------------------------------------------------------------------------------
John P. Gorst,
Chairman and
CEO                  2007           $111,116         $0.00       $0.00             -0-            $0.00
                     2006            $55,268         $0.00       $0.00         500,000(2)         $0.00

William M.
Wright, III,
Chief
Operating            2007           $103,600         $0.00       $0.00             -0-            $0.00
Officer              2006           $120,000         $0.00       $0.00             -0-            $0.00

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

We have two executive employment agreements and are summarized as follows:

1. Salaries range from $60,000 to $72,000 per year,
2. Term of each agreeement is for one year beginning December 1, 2007,
3. Each executive to receive traditional employee benefits, and
4. Each executive is eligible to participate in a stock bonus program, to be determined by the Board of Directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

   The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2007:

o By each person who is known by us to beneficially own more than 5% of our common stock;

o  By each of our officers and directors; and

o  By all of our officers and directors as a group.

                         NAME                            NUMBER         PERCENT
--------------------------------------------------------------------------------
      John P. Gorst (1) (2)                              3,568,073        11.39%

      M. Carroll Benton (3)                              3,564,392        11.38%

      Asra Rasheed (1) (4)                               1,922,000         6.60%

      Mark H. Levin (1) (5)                              3,568,666        11.40%

      Capital Group Communications                       2,000,000          6.9%

      All executive officers and directors as a
      group (3 persons)                                  9,058,739         29.4%

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   In June 2005 we entered into a five-year agreement with Insynq, Inc. whereby it would supply our technology and communications infrastructure and programming expertise. Insynq, Inc. is partially owned and managed by two of our then officers and directors. During the fiscal year ended September 30, 2007, the amount of services provided totaled $101,053.

   A private company, owned by a director, is owed $32,500 for services rendered. Under the terms of our

 Agreement we incurred a total $73,750 of services from this party, of which $40,000 was pursuant to terms under a $5,000 per month consulting agreement, executed in February 2007 and expiring in February 2010. Also, additional services of $33,750 were provided outside the Agreement.

   A private company, owned by an officer, is due $28,000 in the form of an 18% promissory note (in default), plus accrued interest of $35,460.

   A private company, owned by two of our then officers and directors, is due $8,715. This amount is unsecured, non-interest bearing and due on demand.

ITEM 13.    EXHIBITS.

31.1* Certification of the Chief Executive Officer of Gottaplay Interactive,
      Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Principal Accounting and Finance Officer of Gottaplay
      Interactive, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of
      2002.

32.1* Certification of the Chief Executive Officer of Gottaplay Interactive,
      Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of the Principal Accounting and Finance Officer of Gottaplay
      Interactive, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of
      2002.

* Filed herewith.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

   The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audits and reviews of our financial statements included in our Form 10-KSB and 10QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

AUDIT FEES

                  2006              $29,900
                  2007              $47,500

AUDIT RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the issuer's financial statements and are not reported above.

                  2006               $  -0-
                  2007               $1,000

TAXES

The aggregate fees billed in of the last two fiscal years for the products and services provided by the principal accountant for tax compliance, tax advice and tax planning.

                  2006              $  -0-
                  2007              $5,300

ALL OTHER FEES

   The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported above were:

                  2006              $   -0-
                  2007              $44,126

                                   SIGNATURES


   In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to signed on its behalf by the undersigned, thereunto duly authorized.


Gottaplay Interactive, Inc.





/s/ John P. Gorst
John P. Gorst
Chief Executive Officer


Dated:            January 14, 2008


SIGNATURES              TITLE                                      DATE

/s/ John P. Gorst       Chief Executive Officer,              January 14, 2008
John P. Gorst           Chairman of the Board and
                        Principal Accounting and
                        Finance Officer

/s/Asra Rasheed         President                             January 14, 2008
Asra Rasheed

/s/Mark H. Levin        Director                              January 14, 2008
Mark H. Levin

/s/ Stephan P. Muller   Director                              January 14, 2008
Stephan P. Muller

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


   Audited Consolidated Financial Statements as of and for the Years Ended September 30, 2007 and 2006


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

                                                     LAKE AND ASSOCIATES, CPA'S







             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Gottaplay Interactive Inc.



We have audited the accompanying consolidated balance sheets of Gottaplay Interactive Inc. and subsidiaries as of September 30, 2007 and related consolidated statements of operations, stockholders' deficit, and cash flows for the years ending September 30, 2007 and 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gottaplay Interactive Inc., as of September 30, 2007 and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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


\S\ LAKE & ASSOCIATES CPA'S LLC

LAKE & ASSOCIATES CPA'S LLC

BOCA RATON FLORIDA

JANUARY 11, 2008




                                             225 NE MIZNER BLVD
                                             SUITE 300
                                             BOCA RATON, FLORIDA 33432

                                             PHONE: 561.982.9874
                                             FAX: 561.982.7985

                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 2007


                                     Assets

Current assets
    Cash ......................................................................   $   149,355
    Other current assets ......................................................        13,315
                                                                                  -----------
                    Total current assets ......................................       162,670
                                                                                  -----------
Property and equipment
    Fixed assets, net .........................................................       643,609
    Video game library, net ...................................................       121,364
                                                                                  -----------
                    Total property and equipment ..............................       764,973
                                                                                  -----------
Other Assets
    Deposits ..................................................................        11,225
                                                                                  -----------
           Total assets .......................................................   $   938,868
                                                                                  ===========

                      Liabilities and Stockholders' Deficit

Current liabilities
    Accounts payable ..........................................................   $   569,839
    Accounts payable - related parties ........................................        95,950
    Accrued liabilities .......................................................       370,561
    Accrued liabilities - related parties .....................................        35,460
    Deferred revenue ..........................................................        36,633
    Convertible notes payable, net of $204,653 of discounts ...................       953,220
    Notes payable .............................................................       461,000
    Note payable - related party ..............................................        28,000
                                                                                  -----------
           Total current liabilities ..........................................   $ 2,550,663
                                                                                  -----------
Commitments and contingencies

Stockholders' deficit
    Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued
       and outstanding ........................................................   $      --
    Common stock, $0.001 par value, 100,000,000 shares authorized, 31,319,565
       issued and outstanding at September 30, 2007 ...........................        31,319
    Treasury stock ............................................................          (379)
    Additional paid-in capital ................................................     7,502,157
    Common stock authorized, but unissued .....................................         4,300
    Additional paid-in capital - treasury stock ...............................       230,614
    Accumulated deficit .......................................................    (9,379,806)
                                                                                  -----------
           Total stockholders' deficit ........................................    (1,611,795)
                                                                                  -----------
           Total liabilities and stockholders' deficit ........................   $   938,868
                                                                                  ===========








The accompanying notes are an integral part of this consolidated financial statement.

                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
                      Consolidated Statements of Operations


                                                             Years ended September 30,
                                                                2007             2006
                                                             ---------------------------
Revenues ...............................................   $    497,409    $    127,257
Cost of revenues .......................................      1,819,174         185,328
                                                           ------------    ------------
       Loss before operating expenses ..................     (1,321,765)        (58,071)
                                                           ------------    ------------
Operating expenses
    Fulfillment ........................................        397,751         200,215
      Technology and development .......................         76,348          53,700
       Advertising and marketing .......................        228,750          27,076
    General and administrative .........................      2,477,738       1,198,414
    Officers' compensation .............................        325,422         184,627
    Related party expenses .............................        174,803         124,228
                                                           ------------    ------------
    Total operating expenses ...........................      3,680,812       1,788,260
                                                           ------------    ------------
    Loss from operations ...............................     (5,002,577)     (1,846,331)
                                                           ------------    ------------
Other income (expense)
    Interest income ....................................             30            --
    Gain on disposition of assets ......................           --             4,107
    Other income .......................................          2,840          25,000
    Interest expense ...................................     (1,028,053)        (66,009)
                                                           ------------    ------------
Total other expense ....................................     (1,025,183)        (36,902)
                                                           ------------    ------------
       Loss from continuing operations before income
       taxes............................................     (6,027,760)     (1,883,233)
Provision for income taxes .............................           --              --
                                                           ------------    ------------
        Loss from continuing operations ................     (6,027,760)     (1,883,233)
                                                           ------------    ------------
Discontinued operations, including $256,721 loss on sale       (580,297)        (89,690)
                                                           ------------    ------------
        Loss from discontinued operations, net of $ -0-
        tax.............................................       (580,297)        (89,690)
                                                           ------------    ------------
        Net loss .......................................   $ (6,608,057)   $ (1,972,923)
                                                           ============    ============
Weighted average shares outstanding of common stock,
         basic and diluted .............................     30,842,347      18,750,333
                                                           ============    ============

Net loss per common share from continuing operations ...   $      (0.20)   $      (0.10)
Net loss per common share from discontinued operations .          (0.02)          (0.01)
                                                           ------------    ------------

Net loss per common share outstanding, basic and diluted   $      (0.22)   $      (0.11)
                                                           ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                     Years ended September 30, 2007 and 2006

                                                 Common Stock                          Treasury Stock
                                                 ------------                          --------------

                                                                                                   Additional
                                                                                                    Paid in
                                            Shares             Amount             Amount            Capital
                                      -------------------------------------------------------------------------



Balance at  September 30, 2005 ....       13,907,500       $    13,907       $      --         $      --


Issuance of common stock authorized
for issuance in prior year ........        3,112,500             3,112              --                --

Recognition of prepaid services
rendered and earned ...............             --                --                --                --

Issuance of common stock in
conjunction with settlement of
debts .............................          744,618               745              --                --

Proceeds received from stock
subscription ......................             --                --                --                --

Options granted to employees
(1,250,000) and non-employees
(957,000) empl ....................             --                --                --                --

Cancellation of shares ............          (20,000)              (20)             --                --

Effects of reverse merger on
stockholders' deficit pursuant to
July 24, 2006  merger agreement ...        9,028,815             9,029              (379)          230,614

Issuance of common stock for
services and prepaid services .....        2,120,000             2,120              --                --

Net loss for the year ended
September 30, 2006 ................             --                --                --                --
                                         -----------       -----------       -----------       -----------
Balance at September 30, 2006 .....       28,893,433       $    28,893       $      (379)      $   230,614
                                         -----------       -----------       -----------       -----------


(Continued on next page)




Allocation of discount on notes
payable issued with warrants ......             --                --                --                --

Stock subscription units, net of
expenses ..........................             --                --                --                --

Issuance of common stock at $1.25
per share of previously authorized
subscription units ................        1,828,000             1,828              --                --

Authorization to issue common stock
at market value for non-employee
contracted services ...............             --                --                --                --

Issuances of common stock
previously authorized, at market
values ............................           75,171                75              --                --

Issuances of common stock at market
values for non-employee contracted
services ..........................          253,704               253              --                --

Issuance of warrants for services
rendered ..........................             --                --                --                --

Issuance of common stock at market
value to merge company ............          220,000               220              --                --

Issuance of commons stock at $1.25
per share in redemption of
convertible notes payable .........           96,000                96              --                --

Recognition of prepaid services ...             --                --                --                --

Charge unamortized portion of
prepaid services and cancel
issuance of common stock ..........       (2,000,000)           (2,000)             --                --

Issuance of common stock in
conjunction with settlement of
debts .............................        1,916,667             1,917              --                --

Exercise of 40,000 warrants; stock
unissued ..........................             --                --                --                --

Issuance of common stock for
exercise of warrants ..............           40,000                40              --                --

Shares cancelled ..................           (3,410)               (3)             --                --

Net loss for the year ended
September 30, 2007 ................             --                --                --                --
                                         -----------       -----------       -----------       -----------
Balance at September 30, 2007 .....       31,319,565       $    31,319       $      (379)      $   230,614
                                         ===========       ===========       ===========       ===========

The accompany notes are an integral part of these consolidated financial statements.

(Continued on next page)

                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                     Years ended September 30, 2007 and 2006

                                                             Common          Subscription
                                                              Stock           Receivable
                                          Additional       Authorized            and                                 Total
                                           Paid-In             but             Prepaid         Accumulated       Stockholders'
                                           Capital           Unissued          Services          Deficit            Deficit
                                        ----------------------------------------------------------------------------------------
Balance at  September 30, 2005 ...      $   109,984       $     8,184       $    (3,800)      $  (798,826)      $  (670,551)
                                        ----------------------------------------------------------------------------------------
Issuance of common stock authorized
for issuance in prior year ........            5,072            (8,184)             --                --                --

Recognition of prepaid services
rendered and earned ...............             --                --               3,500              --               3,500

Issuance of common stock in
conjunction with settlement of
debts .............................          781,102              --                --                --             781,847

Proceeds received from stock
subscription ......................             --                --                 300              --                 300

Options granted to employees
(1,250,000) and non-employees
(957,000) .........................           32,049              --                --                --              32,049

Cancellation of shares ............               18              --                --                --                  (2)

Effects of reverse merger on
stockholders' deficit pursuant to
July 24, 2006  merger agreement ...         (519,736)             --                --                --            (280,472)

Issuance of common stock for
services and prepaid services .....        3,177,880              --          (2,450,000)             --             730,000

Net loss for the year ended
September 30, 2006 ................             --                --                --          (1,972,923)       (1,972,923)
                                         -----------       -----------       -----------       -----------       -----------
Balance at September 30, 2006 .....      $ 3,586,369       $      --         $(2,450,000)      $(2,771,749)      $(1,376,252)
                                         -----------       -----------       -----------       -----------       -----------

(Continued on next page)


Allocation of discount on notes
payable issued with warrants ......        1,104,991              --                --                --           1,104,991

Stock subscription units, net of
expenses ..........................         (163,500)        2,285,000              --                --           2,121,500

Issuance of common stock at $1.25
per share of previously authorized
subscription units ................        2,283,172        (2,285,000)             --                --                --

Authorization to issue common stock
at market value for non-employee
contracted services ...............             --             173,550              --                --             173,550

Issuances of common stock
previously authorized, at market
values ............................          169,175          (169,250)             --                --                --

Issuances of common stock at market
values for non-employee contracted
services ..........................          248,262              --                --                --             248,515

Issuance of warrants for services
rendered ..........................            9,042              --                --                --               9,042

Issuance of common stock at market
value to merge company ............          560,780              --                --                --             561,000

Issuance of commons stock at $1.25
per share in redemption of
convertible notes payable .........          119,904              --                --                --             120,000

Recognition of prepaid services ...             --                --           1,200,000              --           1,200,000

Charge unamortized portion of
prepaid services and cancel
issuance of common stock ..........       (1,248,000)             --           1,250,000              --                --

Issuance of common stock in
conjunction with settlement of
debts .............................          732,002              --                --                --             733,919

Exercise of 40,000 warrants; stock
unissued ..........................             --             100,000              --                --             100,000

Issuance of common stock for
exercise of warrants ..............           99,960          (100,000)             --                --                --

Shares cancelled ..................             --                --                --                --                  (3)

Net loss for the year ended
September 30, 2007 ................             --                --                --          (6,608,057)       (6,608,057)
                                         -----------       -----------       -----------       -----------       -----------
Balance at September 30, 2007 .....      $ 7,502,157       $     4,300       $      --         $(9,379,806)      $(1,611,795)
                                         ===========       ===========       ===========       ===========       ===========


The accompany notes are an integral part of these consolidated financial statements.

                           Gottaplay Interactive, Inc.
                        and Its Wholly Owned Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                            Years ended September 30,
                                                                             2007              2006
                                                                        -------------------------------
Increase (Decrease) in Cash
    Net loss ....................................................       $(6,608,057)       $(1,972,923)
    Adjustment to reconcile net loss to cash (used) in
        operating activities:
        Depreciation and amortization ...........................           463,419            106,813
        Basis of disposed assets ................................              --               (4,107)
        Write-down of DVD library ...............................             4,772               --
        Amortization of discounts ...............................           900,338               --
        Amortization of prepaid expenses ........................         1,200,000            550,000
        Share-based compensation for services rendered ..........           431,107            215,549
           Changes in assets and liabilities:
             Accounts payable ...................................           280,701            136,157
             Accounts payable - related parties .................            49,821            113,220
             Accrued liabilities ................................           253,980            114,075
             Accrued liabilities - related parties ..............            (5,668)              --
             Deferred revenue ...................................            32,152                379
             Other current assets ...............................            (3,622)               626
                                                                        -----------        -----------
                          Net cash (used) in operating activities        (3,001,057)          (740,211)
                                                                        -----------        -----------
Cash flows from investing activities:
    Cash paid to merged company .................................           (60,000)              --
    Purchase of equipment and leaseholds ........................           (72,308)              --
    Purchase of DVD library .....................................          (475,095)           (71,927)
    Deposits on leased facilities ...............................           (15,657)              --
    Deposits returned on leased facilities ......................             7,740               --
                                                                        -----------        -----------
               Net cash (used) in investing activities ..........          (615,320)           (71,927)
                                                                        -----------        -----------
Cash flows from financing activities:
    Proceeds from notes payable .................................           380,000            342,500
    Payments on notes payable ...................................          (170,625)           (46,750)
    Proceeds from convertible notes .............................           921,825               --
    Proceeds from stock subscription units ......................         2,285,000               --
    Payment for commission due on stock subscription units ......          (163,500)              --
    Proceeds from exercise of warrants ..........................           100,000               --
    Payments on notes payable - related parties .................           (31,000)              --
    Proceeds from loans - related parties .......................              --              320,205
    Payments from loans - related parties .......................              --             (165,058)
    Proceeds from stock subscriptions receivable ................              --                  300
                                                                        -----------        -----------
               Net cash provided by financing activities ........         3,321,700            451,197
                                                                        -----------        -----------
Cash flows from discontinued operations:
       Operating activities .....................................           461,160            167,788
       Investing activities .....................................            (3,904)            12,150
       Financing activities .....................................           (74,354)           234,215
                                                                        -----------        -----------
                           Net cash provided by discontinued ....           382,902            414,153
operations
                                                                        -----------        -----------
Net increase in cash ............................................            88,225             53,212
Cash at beginning of period .....................................            61,130              7,918
                                                                        -----------        -----------
Cash at end of period ...........................................       $   149,355        $    61,130
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

          Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
                   Notes to Consolidated Financial Statements




Note 1 - Description of Business

Gottaplay Interactive, Inc. ("Gottaplay") is an on-line video game rental subscription service, which began operations in October 2004. The operation provides subscribers access to a comprehensive library of titles via the internet as an alternative to store based gaming rentals. For the standard subscription plan of $20.95 per month, subscribers can generally have up to two titles out at the same time with no due dates, late fees or shipping charges. In addition to the standard plan, the Company offers two other service plans with different price points that allow subscribers to keep either fewer or more titles at the same time. Subscribers select titles at the Company's website, aided by its proprietary recommendation service, and generally receive the DVD game within two to three business days delivered by U.S. Postal Service. The gamers then return the DVD game at their convenience using the Company's prepaid mailers. After a title has been mailed, the Company mails a title from the subscriber's game queue. All of the Company's subscription revenues are generated in the United States of America.

Organization and Background

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

As a result of the Agreement, the merger transaction was treated for accounting purposes as a "reverse merger", effective July 24, 2006. The legal acquirer was Donobi, Inc. and the accounting acquirer was Gottaplay Interactive, Inc. The merger had been accounted for pursuant to Statement on Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other intangible Assets", however, no goodwill was recognized in this transaction.

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

On August 1, 2007, Gottaplay sold all the stock of Donobi, Inc. (a wholly-owned subsidiary and commonly referred to as the internet service provider division) for $100. In consideration for the stock, the purchaser received all the assets and assumed significantly all the liabilities, associated with this division's operation. (See also Note 4.) The Company accounted for this transaction under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, the operating results, less applicable provision for any income taxes, of the discontinued operation have been segregated from continuing operations for the years ended September 30, 2007 and 2006, respectively, and are reported as a separate line item on the accompanying Consolidated Statements of Operations. As such, by segregating the results of the discontinued operations allows for a more meaningful and enhanced comparability of the results of operations from continuing operations. Any reference to revenues and expenses in the subsequent notes to the consolidated financial statements, except for Note 4, will pertain only to the Company's "continuing operations".

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Each division and subsidiary company separately accounts for its operations and transactions, and all inter-company and all inter-divisional transactions have been eliminated.

Year-End and Domicile

The Company and its wholly owned subsidiaries adopted September 30th as its fiscal year end and are domiciled in Nevada.

Note 2 - Summary of Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principle of Consolidation

The financial statements include the accounts of Gottaplay Interactive, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

Management's Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Examples, though not exclusive, include estimates and assumptions of: loss contingencies; depreciation or amortization of the economic useful life of an asset; stock-based compensation forfeiture rates; estimating the fair value and impairment; potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; and determining when investment impairments are other-than temporary. Actual results may differ from those estimates and assumptions.

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the Company's current period presentation.

Revenue Recognition, Description and Deferred

In accordance with the SEC's Staff Accounting Bulletin No. 104, "Revenue Recognition", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

The Company offers a ten-day free subscription trial. At any time during the initial ten-day period, a new subscriber has the right to rescind their trial period agreement. If the subscriber does not cancel during the ten-day period, the Company will then charge his/her credit card account according to the plan selected by the subscriber, and until the subscriber cancels his/her subscription. The Company recognizes subscription revenue ratably during each subscriber's monthly subscription period. For financial reporting purposes, the Company allocates subscription fees over the number of days in the month for which the fee was charged and will record deferred revenue at month end for subscription fees received, but not yet earned, which will be fully recognized in the following month. The Company recognized $36,633 of deferred revenues as of September 30, 2007. All authorized refunds to subscribers are recorded as a reduction of revenues.

Cost of Revenues

Cost of revenues consists of depreciation on the video game library, mailers and postage, subscriber acquisition costs, credit card fees and other related expenses, which are directly attributable to the production of revenue.

Cash, Cash Equivalents and Financial Instruments

The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short term investments.

Concentrations

The Company maintains its cash in a bank deposit account, which at time may exceed the federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair value of Financial Instruments

Financial instruments consist principally of cash, trade and related party payables, accrued liabilities, short-term obligations and notes payable. The carrying amounts of such financial instruments in the accompanying consolidated balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

The following securities were not included in the computation of diluted net loss per share of common stock as their effect would have been anti-dilutive:

   Options to purchase common stock                    2,207,000
   Warrants to purchase common stock                   6,732,396
   Secured   convertible  notes  payable
   into common stock                                     926,298
                                                 ----------------
                                                       7,658,694
                                                 ================

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

Advertising Expenses

Advertising costs are expensed as incurred. For the years ended September 30, 2007 and 2006 advertising expenses totaled $25,852 and $4,627, respectively.

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

Game Library

The Company records the purchase of new and/or used games at cost. It depreciates the video game library, less estimated salvage value of $1.00 per game, on a "sum-of-the-months" accelerated basis over the estimated economic useful life of each title. The economic useful life of a new game is estimated to be one year. In estimating the economic useful life of its video game library, the Company considers other factors, such as, potential utilization, damage and loss, and new releases. Depreciation expense for the years ended September 30, 2007 and 2006 was $371,907 and $95,176, respectively.

Property, Software and Leasehold Improvements

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

Capitalized software applications purchased for internal use are recorded at cost and are amortized over sixty months.

Leasehold improvements are recorded at cost and are amortized over the remaining lease term.

Depreciation and amortization expense for the years ended September 30, 2007 and 2006 was $91,512 and $11,637, respectively.

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

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

Recent Authoritative Accounting Pronouncements

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

In September 2006, the SEC issued Securities and Exchange Commission Staff Accounting Bulletin No.108 ("SAB No. 108") in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the SAB No. 108 in fiscal 2006, which did not have a material impact on its consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact, if any, for the adoption of SFAS No.159 on its consolidated financial statements.

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised
2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.) SFAS No. 141 (R) requires an acquiring entity in a business combination to:
(i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and
(iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent's equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent's ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

Note 3 - Going Concern and Management's Plan

The Company's consolidated financial statements as of and for the periods ended September 30, 2007 and 2006 have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company recorded net losses of $6,027,760 and $1,883,233 from continuing operations and $3,001,057 and $740,211 of negative cash flows for fiscal years ended September 30, 2007 and 2006, respectively. At September 30, 2007, the Company had a working capital deficit of $2,387,993 and a stockholders' deficit of approximately $1,611,795. The accompanying consolidated financial statements do not include any adjustments that might result from the ultimate outcome of these risks and uncertainties. As of September 30, 2007, the Company's working capital deficit may not enable it to meet certain financial objectives as presently structured.

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

Note 4 - Discontinued Operations

In July 2007, the Company determined it was in the best long-term interest of the Company to discontinue the operations of the internet service provider division, a wholly-owned subsidiary, and put the assets and business up for sale. The decision to sell this division was primarily influenced by the recurring net losses, its loss of market share and the immediate need to generate significant capital to pay off delinquent debts and tax liens. On August 1, 2007, the Company consummated a sale agreement with its former Chief Operating Officer, by selling the subsidiary's stock for $100 and other valuable consideration. Terms of the sale stipulated that the Company sell all assets related to the internet service provider ("ISP") division to the purchaser. In addition to the $100, the purchaser agreed to assume:

a.   substantially all trade and vendor debts, and

b.   all existing and unexpired leases, and

c. other division related short and long-term notes payable and commitments, and

d. release the Company from all liens and litigation and claims associated with the ISP operations.

In addition, as part of the August 1, 2007 agreement, the Company assumed $171,513 of current liabilities from this division and is described as follows:

a. a promissory note with a balance due of $95,000, in default, accruing interest at 18% per annum, with accrued interest of $40,400, and

b.   three vendor trade accounts payable totaling $36,113.

The Company recognized a net loss of $256,721 on the disposal of this operation and is reported in the Consolidated Statements of Operations and Cash Flows within the caption, "discontinued operations". A summary of the disposition follows:


       Assets            $          1,334,218
       Liabilities                  1,077,398
                             -----------------
                                      256,821
       Sale price                         100
                             -----------------
       Net loss          $            256,721
                             =================

Note 5 - Fixed Assets

The following is a summary of fixed assets and related accumulated depreciation and amortization at September 30, 2007:


        Software                          $             661,625
        Equipment and other                              46,404
        Computers and related                            37,045
        Leasehold improvements                            8,795
                                              ------------------
                                                        753,869
        Less: accumulated depreciation
                 and amortization                       110,260
                                              ------------------
        Fixed assets, net                 $             643,609
                                              ==================

Note 6- Video Game Library

The following is a summary of the library collection as of September 30, 2007:


       Video game library                $             579,949
       Less: accumulated amortization                  458,585
                                             ------------------
       Video game library, net           $             121,364
                                             ==================

Note 7 - Accrued liabilities

The following table is a summary of accrued liabilities as of September 30, 2007:


       Interest                          $             189,095
       Wages and related burden                        106,851
       Other accrued liabilities                       101,330
       Business taxes                                    8,795
                                             ------------------
       Total accrued liabilities         $             406,021
                                             ==================


       Accrued liabilities                             370,561
       Accrued  liabilities  -  related                 35,460
       party
                                             ------------------
                                         $             406,021
                                             ==================

Note 8 - Related Party Transactions

As of and for the year ended September 30, 2007, the Company had the following transactions with related parties:

a. A public company, managed, directed and partially owned by two of the officers, stockholders and directors of the Company. Accounts payable - trade and accrued expenses totaling $46,059. The Company is also committed to a forty-eight month operating lease for personal property with this public company. During fiscal years ended September 30, 2007 and 2006, Gottaplay received services from the public company totaling $101,053 and $124,228, respectively.

b. A private company, owned by an officer, is due $28,000 in the form of an 18% promissory note (in default), plus accrued interest of $35,460.

c. A private company, owned by a director, is owed $32,500 for services rendered. During the year, the Company received a total $73,750 of services from this party, of which $40,000 was pursuant to terms under a $5,000 per month consulting agreement, executed in February 2007 and expiring in February 2010. Additional services of $33,750 were provided outside the aforementioned agreement.

d. A private company, owned by two of the Company's officers and a director, is due $8,715. This amount is unsecured, non-interest bearing and due on demand.

e. The officers, as a group, are owed a total of $13,673 for expenses of the company personally paid by the respective officer. These obligations are unsecured, without interest and due on demand.

Note 7 - Notes Payable

The Company has five promissory notes payable at September 30, 2007 totaling $489,000 and are classified as a current liability. Pertinent details of the notes are summarized as follows:

                       Related
          Collateral    Party     Interest        Due Dates             Principal
          ------------ --------- ------------ ------------------    ------------------


    1.        No          No         14%       March 20, 2008    $            250,000
    2.        No          No         14%      December 4, 2007                100,000
    3.        No          No         18%         In default                    95,000
    4.        Yes        Yes         18%         In default                    28,000
    5.        No          No         18%         In default                    16,000
                                                                    ------------------
                       Total                                     $            489,000
                                                                    ==================
                       Unrelated parties                         $            461,000
                       Related parties                                         28,000
                                                                    ------------------
                       Total                                     $            489,000
                                                                    ==================

As of the date of this report, Note #2 is in default.

Note 8 - Secured Convertible Notes Payable

The Company consummated three private placement financing agreements with investors for a total of $1,277,873. These obligations were executed in the form of eight, 9%, secured convertible notes payable, due within one year of each note's issuance and convertible into 1,022,298 shares of par value common stock and valued at $1.25 per share. In conjunction with these notes, the Company granted warrants to purchase shares of common stock, with terms as follows:

(a.) 1,022,298 warrants exercisable within two years from the date of grant at $1.50 per share, and

(b.) 1,022,298 warrants exercisable within three years from the date of grant at $2.50 per share. In December 2006, 40,000 warrants were exercised at $2.50 per share for total proceeds of $100,000.

Each investor was granted a pro-rata security interest in all the Company's assets.

For the year ended September 30, 2007, the Company recorded discounts on these convertible notes payable totaling $1,104,990, which equaled to the fair value of the warrants granted, as determined using the Black-Scholes Option Pricing Model. The Company recognized $900,339 as interest expense on the discounts for the year ended September 30, 2007. The unamortized balance at September 30, 2007 is $204,651. Discounts recognized are being amortized ratably over the term of each convertible note payable, which ranges from two to twelve months.

In April 2007, five investors converted $120,000 of the secured convertible notes payable into 96,000 shares of common stock.

As of the date of this report, four notes, totaling $312,500 were due on September 30, 2007 and are now past due and in default. The other four notes totaling $845,373 are due on January 12, 2008.

Note 9 - Stock, Options and Warrants

Preferred Stock

The Company is authorized to issue 5,000,000 shares of its $0.001 par value preferred stock. As of September 30, 2007, no shares are issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock. This class of stock allows a stockholder one vote for each share of common stock held. At September 30, 2007, the issued and outstanding shares of the Company's common stock totaled 31,319,565 shares. The Company also had 8,333 shares of common stock, valued at $4,300, authorized, but unissued, at September 30, 2007.

Treasury Stock

The Company has 5,417 shares of common stock in treasury at September 30, 2007.

Options and Warrants

Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility ranging from 158.94% and 110.19%; risk-free interest rates ranging from 4.79% and 4.88%; and, expected lives ranging from two months to three years during the year ended September 30, 2007.

A summary of the Company's stock options and warrants as of and for the year ended September 30, 2007 is presented below:

                                                                               Weighted              Weighted
                          Options Average Average Grant
                                                               and             Exercise          Date Fair Value
                                                            Warrants             Price
                                                           ------------      --------------      -----------------
Outstanding, September 30, 2006                              3,129,309            $   0.75               $   0.75
    Granted                                                  6,772,396                1.86                   1.86
    Exercised                                                 (40,000)                2.50                   2.50
    Expired/Cancelled                                        (922,309)                1.34                   1.34
                                                           ------------      --------------      -----------------
Outstanding, September 30, 2007                              8,939,396            $   1.53               $   1.53
                                                           ============      ==============      =================
Exercisable, September 30, 2007                              8,939,396            $   1.53               $   1.53
                                                           ============      ==============      =================

The following table summarizes information about the Company's outstanding stock options and warrants at September 30, 2007:


                                                                 Weighted
                                              Weighted           Average                             Weighted
       Range of                                Average          Remaining                             Average
       Exercise              Number           Exercise         Contractual          Number           Exercise
        Prices             Outstanding          Price              Life           Exercisable          Price
-----------------------    ------------     --------------     -------------      ------------    ----------------
      $     .00 - 0.50       2,207,000        $       .50              8.39         2,207,000     $           .50
            .50 - 1.00         525,000                .60               .87           525,000                 .60
           1.01 - 1.50       3,266,298               1.50               .51         3,266,298                1.50
           1.51 - 2.50       2,941,098               2.50              1.34         2,941,098                2.50
                           ------------     --------------     -------------      ------------    ----------------
                             8,939,396                                 2.80         8,939,396
                           ============                        =============      ============

Options

No options were granted or exercised during fiscal year ended September 30, 2007. Accordingly 2,207,000 options were outstanding as of September 30, 2007.

Warrants

In February and March 2007, the Company received a total of $2,285,000 from investors for the purchase of 1,828,000 "Units" at

$1.25 per Unit. Each Unit consists of: (a) one share of common stock, issued in April 2007; (b) one warrant to purchase common stock at an exercise price of $1.50 per share for a period of two years; and, (c) one warrant to purchase common stock at an exercise price of $2.50 per share for a period of three years. Warrants granted in conjunction with these "units" aggregated 3,656,000. In January 2007, an investor exercised 40,000 warrants at an exercise price of $2.50 per share.

Between October 2006 and January 2007, the Company issued 2,044,596 warrants to purchase common stock in conjunction with its convertible debts, aggregating $1,277,873.

Between July and August 2007, the Company granted 490,000 warrants in conjunction with additional debt financing totaling $350,000.

For the year ended September 30, 2007, the Company recognized a total of $1,104,990 of discounts on the valuation of the warrants in the accompanying consolidated financial statements. The valuation is equal to the fair value of the warrants, as promulgated by SFAS 123R, and, as determined using the Black-Scholes option pricing model. A total of $900,338 of discounts was recorded as interest expense during the year ended. Unamortized discounts at fiscal year end were $204,653.

Warrants granted for services rendered in connection with certain financing agreements discussed above during the year ended September 30, 2007 totaled 581,500.

At September 30, 2007, a total of 6,732,396 warrants was outstanding and exercisable.

Note 10 - Incentive Plan

In February 2007, the Company adopted the "2007 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan" (the"Plan"). The Plan provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to Directors, Officers, Employees and Consultants. Upon the adoption of this Plan, the Company set aside 3,000,000 shares of $0.001 par value common stock, which may be issued upon the exercise of securities granted. As of September 30, 2007, no securities have been granted or are outstanding.

Note 11 - Income Taxes

Deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases of assets and liabilities using enacted tax rates. The following is a reconciliation of the Federal and state statutory income tax amount to the provision for income taxes for the year ended September 30:

                                      2007
                               -----------------


    Federal and state statutory rates at 35%   $         2,319,000
    Permanent differences                                (737,400)
    Temporary differences                                (163,000)
    Other                                                    1,300
                                                 -----------------
                                                         1,419,900
                                                 -----------------
    Increase in valuation allowance            $         1,419,900
                                                 -----------------

The significant components of the Company's deferred tax components are at September 30:

                                      2007
                                 -------------

    Deferred tax assets:
      Net operating loss carryforwards          $       2,004,000
      Deferred revenues                                    13,000
      Accrued taxes                                           400
      Depreciation                                         79,000

                                                  ---------------
      Total deferred tax assets                         2,096,400
                                                   ---------------
    Deferred tax liabilities:
    Basis of disposed assets                                3,000
                                                   ---------------
    Total deferred tax liabilities                          3,000
                                                   ---------------

    Net deferred tax assets before
        valuation allowance                             2,093,400
    Less: Valuation allowance                           2,093,400
                                                   ---------------

                                                $              --


For the year ended September 30, 2007, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2007, the Company had approximately $5,980,000 of net operating losses available to offset future federal and state taxable income. The net operating loss carryforwards, if not utilized, will begin to expire in 2024. Utilization of these carryforwards is significantly dependent on future taxable income, and, any future tax benefit may be further limited due to a change of control in the Company's ownership as defined by the Internal Revenue Code, Section 382.

For financial reporting purposes, the Company has incurred a loss since its inception and based on the available objective evidence, including the Company's history of losses, management conservatively believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2007 and 2006.

Note 12 - Supplemental Cash Flows Information

Supplemental disclosures of cash flow information for the years ended September 30, 2007 and 2006, respectively, are summarized as follows:

Non-Cash Investing and Financing

Supplemental disclosures of non-cash investing and financing activities for the years ended September 30, 2007 and 2006, respectively, are summarized as follows:

                                                                                              Years ended September 30,
                                                                                              2007                  2006
                                                                                         ---------------       --------------
Convert debentures and accrued liabilities into
   shares of common stock                                                                    523,919                $  --
Convert loans into a common stock                                                            210,000                   --
Allocation of discount for value of warrants issued with
   notes payable                                                                           1,104,990                   --
Issuance of  common stock for software applications                                          561,000                   --
Issuance of common stock for prepaid professional services                                   240,000                   --
Issuance of common stock for redemption of convertible notes payable                         120,000                   --
Charge  unamortized  portion of prepaid  services to paid in capital
due to non performance of underlying services                                              1,250,000                   --
Cancel 2,000,000  shares of common stock underlying  non-performance
of prepaid services                                                                       (1,250,000)                  --
Convert notes and loans into secured convertible promissory notes                            356,048                   --
Convert  notes,  loans and  accrued  interest  into shares of common                                              781,848
stock
Net assets received from reverse merger                                                           --              280,475
Issuance of common stock recorded as prepaid service
   compensation in conjunction with services to be rendered by
   non-employees                                                                                  --            3,000,000
Convert related party account payable  to note payable                                            --              391,696

                                          Years ended September 30,
Cash Paid for Interest and Taxes           2007               2006
                                      ---------------     --------------
Interest                               $  17,141             $  --
Taxes                                         --                --


Note 13 - Commitments and Contingencies

Facilities

The Company is obligated on five leases for its offices and distribution centers and are describe as follows:

a.) Corporate headquarters, Gig Harbor, Washington b.) Operations center, Ft. Lauderdale, Florida c.) Distribution center and administration, Anaheim, California d.) Distribution center, Kansas City, Missouri e.) Distribution center, Pittsburg, Pennsylvania

As of September 30, 2007, expiration of the leases range from 7 months to 17 months. Rents ranges from $740 to $2,685 per month.

         Future minimum operating lease payments are:

               Years ending September 30:
            ---------------------------------
            2008              $       62,780
            2009                      14,220
                                  -----------
                              $       77,000
                                  ===========

For the years ended September 30, 2007 and 2006, rental expense totaled approximately $105,400 and $80,400, respectively.

Personal Property

The Company entered into a personal property lease for a term of forty-eight months with a related party. The Company is leasing computers, printers and other technology equipment necessary to conduct the day-to-day operations. Terms require a base rent of approximately $736 per month and applicable sales taxes. Rents may increase from time to time due to the Company needing additional equipment as it expands its operations and network of distribution centers.

         Future minimum operating lease payments are:

          Years ending September 30:
       ---------------------------------
           2008           $    8,800
           2009                7,400
                             -----------
                          $    16,300
                             ===========

For the years ended September 30, 2007 and 2006, rental expense for personal property was approximately $8,800 per year, respectively.

Litigation and Claims

On July 25, 2006, The Company entered into a one year consulting agreement with an investor relations firm. Duties of the consultant/firm were to assist the Company in raising capital, developing and implementing corporate strategies, introducing the Company to new financial communities, and represent the Company in investors' communications and public relations.

The Company issued 2 million shares of par value common stock per terms of the agreement. The stock ("contract shares") was valued at $1.50 per share at the close of market on July 25, 2006. However, on February 22, 2007 the Company terminated the agreement for lack of performance and cancelled the 2 million contract shares issued. The investor relations firm ("the Plaintiff") then filed a lawsuit on July 13, 2007 against the Company and other parties to the original transaction, asserting entitlement to own, hold and sell the contract shares, as well as, their rights to receive $125,000 cash investment made by them during the engagement period.

On October 17, 2007 all parties agreed to a settlement and a mutual general release whereby the Company will re-issue the 2 million shares and the investor relations firm will receive $400,000 from the eventual sale of these contract shares. One of the parties to the claim has the right, but not an obligation, to purchase a minimum number of these contract shares at $0.20 per share by certain dates:

            Dates               Contract Shares           Sale Proceeds
   ------------------------     -----------------        ----------------
   November 15, 2007                     500,000      $          100,000
   January 15, 2008                      500,000                 100,000
   March 1, 2008                       1,000,000                 200,000
                                -----------------        ----------------
                                       2,000,000      $          400,000
                                =================        ================

As part of the settlement, the Company is also obligated to grant and deliver 200,000 common stock purchase warrants to the plaintiff with an exercise price of $1.25 per share and exercisable until the end of 2010.

As of September 30, 2007, the Company did not accrue any additional settlement costs attributable to the claimant. However, it did accrue approximately $101,000 of additional legal fees as a result of the October 2007 final settlement agreement.

The Company is also subject to business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Company may be required to record either more or less litigation related expense.

Other than the notable item discussed above, it is management's opinion that none of the open matters at September 30, 2007, nor to January 7, 2008, will have a material adverse effect on the Company's financial condition or results of operations.

Note 14 - Subsequent Events

Employment Agreements

At September 30, 2007, the Company had five employment agreements with all the corporate officers and certain employees. Since September 30, 2007, the following changes have occured: (i) two agreements were terminated and one agreement was modified, (ii) one agreement remained unchanged, and (iii) one officer resigned. Modified annual salaries range from $44,000 to approximately $75,000. The term of each contract ranges from one to three years and includes traditional incentive programs, corporate benefits and escalating wage base increases on the anniversary dates per the respective agreement.

The Chief Financial Officer/Treasurer/Secretary resigned effective November 30, 2007. Currently, the prior CFO is acting as a consultant/advisor to the Company, until such time the position is filled.

Short-term loans

In January 2008, the Company was granted a 90 day extension on one loan totaling $250,000 (see Note 7).

Since September 30, 2007 and to the date of this report, the Company has received $60,000 in the form of short-term loans to meet its operational needs.

Equity

From October 1, 2007 to January 7, 2008, the Company incurred the following equity transactions:

                                    Descriptions                           Shares     Warrants/Options
               -------------------------------------------------------- ------------- -----------------

Beginning balance, September 30, 2007 .........................        31,319,565          8,939,396

Rescission of 2 million cancelled shares of common
stock pursuant to the settlement agreement, as
discussed in Note 13 above. ...................................         2,000,000

Purchase on November 15, 2007, 500,000 contract shares
of common stock by party to claim of which 250,000
shares are recognized as treasury stock. (See
discussion in Note 13 above.) .................................          (250,000)

Grant date of October 19, 2007 for 200,000 warrants to purchase common stock pursuant to settlement agreement above. Expiration date of December 31, 2010, at an
exercise price of $1.25 per share. ............................                              200,000

Issuances of 230,000 shares of common stock in lieu of
cash. for professional services rendered. .....................           230,000

Issuance of 8,333 shares of common stock authorized,
but unissued stock at year end September 30, 2007. ............             8,333

Grants for 50, 000 warrants in October 2007 to purchase common stock in consideration to extend due dates of two promissory notes totaling $350,000. Exercise price is $0.60 per share and
expiration is one year from grant date.........................                               50,000
                                                                      -----------        -----------
Ending balance, January 7, 2008 ...............................        33,307,898          9,189,396
                                                                      ===========        ===========