Form 10QSB
period 2007-12-31
Gottaplay Interactive, Inc.
filed 2008-02-19
CIK 831232

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
UNITED STATES

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE PERIOD ENDED: December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _____ TO _____

COMMISSION FILE NUMBER 33-20783-D

GOTTAPLAY INTERACTIVE, INC.
(Name of Small Business Issuer in Its Charter)

                                                                 NEVADA                                                                                   20-1645637
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization

                                                                                    3226 Rosedale Street NW, Suite 200
                                                                                           GIG HARBOR, WA 98335

                                                (253) 617-7491
     (Registrant’s telephone number, including area code)

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

Common Stock, $0.001 Par Value 33,307,898 as of February 19, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [x]

PART I.   FINANCIAL INFORMATION

ITEM I.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS OF GOTTAPLAY INTERACTIVE, INC.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries Consolidated Condensed Balance Sheets
	December 31, 2007 (Unaudited)	September 30, 2007

Assets

Current assets
Cash and cash equivalents	$46,536	$149,355
Prepaid expenses and other current assets	35,523	13,315
Total current assets	82,059	162,670

Fixed assets, net	664,092	764,973

Other assets
Deposits	9,725	11,225

Total assets	$755,876	$938,868

The accompany notes are an integral part of this consolidated condensed financial statement.

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$655,857	$560,597
Accounts payable – related parties	121,822	105,192
Accrued liabilities	303,066	370,561
Accrued liabilities – related parties	38,383	35,460
Deferred revenues	29,167	36,633
Notes and loans payable	542,500	461,000
Note payable – related party	28,000	28,000
Convertible notes payable, net of discounts	1,135,940	953,220
Total current liabilities	2,854,735	2,550,663

Stockholders’ deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,307,898 and 31,319,565, respectively, shares issued and outstanding	33,307	31,319
Treasury stock	(379)	(379)
Additional paid-in capital	7,604,219	7,502,157
Common stock authorized, but unissued	--	4,300
Additional paid-in capital – treasury stock	230,614	230,614
Accumulated deficit	(9,966,620)	(9,379,806)
Total stockholders’ deficit	(2,098,859)	(1,611,795)

Total liabilities and stockholders’ deficit	$755,876	$938,868

The accompanying notes are an integral part of these consolidated condensed financial statements.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries Consolidated Condensed Statements of Operations (Unaudited)
	Three months ended December 31,
	2007	2006

Revenues	$178,803	$36,837
Cost of revenues	113,102	216,595
Income (loss) before operating expenses	65,701	(179,758)

Operating expenses
Fulfillment	71,390	94,333
Technology and development	34,002	--
Advertising and marketing	11,375	50
General and administrative	238,676	951,525
Officers’ compensation	31,000	--
Related party expenses	33,110	--
Total operating expenses	419,553	1,045,908

Loss from operations	(353,852)	(1,225,666)

Other income (expense)
Interest income	--	30
Other income	80	--
Interest expense	(233,042)	(98,833)
Total other expense	(232,962)	(98,803)

Loss from continuing operations before income taxes	(586,814)	(1,324,469)

Provision for income taxes	--	--

Loss from continuing operations	(586,814)	(1,324,469)

Loss from discontinued operations, net of $-0- tax	--	(43,115)

Net loss	$(586,814)	$(1,367,584)

Weighted average shares outstanding of common stock,
basic and diluted	33,017,717	30,453,191

Net loss per common share from continuing operations	$(0.02)	$(0.04)
Net loss per common share from discontinued operations	--	(0.00)

Net loss per common share outstanding, basic and diluted	$(0.02)	$(0.04)

The accompanying notes are an integral part of these consolidated condensed financial statements.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries Consolidated Condensed Statement of Stockholders’ Deficit (Unaudited) Three months ended December 31, 2007
	Common Stock		Treasury Stock
	Shares	Amount	Amount	Additional Paid in Capital	Additional Paid-In Capital	Common Stock Authorized but Unissued	Accumulated Deficit	Total Stockholders’ Deficit

Balance at September 30, 2007	31,319,565	$31,319	$(379)	$230,614	$7,502,157	$4,300	$(9,379,806)	$(1,611,795)

Issuance of shares of common stock previously authorized but unissued	8,333	8	--	--	4,292	(4,300))	--	--

Recission of cancelled shares of common stock pursuant to settlement agreement	2,000,000	2,000	--	--	(2,000)	--	--	--

Cancellation of shares of common stock	(250,000)	(250)	--	--	250	--	--	--

Issuance of common stock for services	80,000	80	--	--	32,170	--	--	32,250

Issuance of common stock for debt	150,000	150	--	--	67,350	--	--	67,500

Net loss for the three months ended December 31, 2007	--	--	--	--	--	--	(586,814)	(586,814)

Balance at December 31, 2007	33,307,898	$33,307	$(379)	$230,614	$7,604,219	$--	$(9,966,620)	$(2,098,859)

The accompany notes are an integral part of this consolidated condensed financial statement.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries Consolidated Condensed Statements of Cash Flows (Unaudited)
	Three months ended December 31,
	2007	2006
Increase (Decrease) in Cash
Net loss from continuing operations	$(586,814)	$(1,324,469)
Adjustments to reconcile net loss to cash (used) in operating activities:
Depreciation	115,344	41,751
Amortization of discounts	182,720	79,819
Share–based compensation for services rendered	32,250	--
Amortization of prepaid expenses	--	750,000

Changes in assets and liabilities:
Accounts payable	95,260	45,108
Accounts payable – related parties	16,630	15,789
Accrued liabilities	5	18,782
Accrued liabilities – related parties	2,923	7,170
Deferred revenue	(7,466)	13,260
Prepaid expenses and other current assets	(20,708)	8,302
Net cash (used) in operating activities	(169,856)	(344,488)

Cash flows from investing activities:
Purchase of video game library	(14,463)	(124,255)
Net cash (used) in investing activities	(14,463)	(124,255)

Cash flows from financing activities:
Proceeds from note and loans payable	82,500	--
Payments on notes payable	(1,000)	(130,375)
Proceeds from exercise of warrants	--	100,000
Proceeds from convertible notes	--	542,500
Purchase of treasury stock	--	(7,500)
Net cash provided by financing activities	81,500	504,625

Cash flows from discontinued operations:
Operating activities	--	6,155
Investing activities	--	--
Financing activities	--	(19,631)
Net cash (used) in discontinued operations	--	(13,476)

Net (decrease) increase in cash	(102,819)	22,406
Cash at beginning of period	149,355	61,130

Cash at end of period	$46,536	$83,536
Supplemental disclosures and non-cash investing and financing activities - see Note 10.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)
December 31, 2007

Note 1 – Description of Business

Gottaplay Interactive, Inc. (“Gottaplay”) is an on-line video game rental subscription service, which began operations in October 2004. The operation provides subscribers access to a comprehensive library of titles via the internet as an alternative to store based gaming rentals.  For the standard subscription plan of $20.95 per month, subscribers can generally have up to two titles out at the same time with no due dates, late fees or shipping charges.  In addition to the standard plan, the Company offers two other service plans with different price points that allow subscribers to keep either fewer or more titles at the same time. Subscribers select titles at the Company’s website, aided by its proprietary recommendation service, and generally receive the DVD game within two to three business days delivered by the U.S. Postal Service.  The gamers then return the DVD game at their convenience using the Company’s prepaid mailers.  After a title has been mailed, the Company mails a title from the subscriber’s game queue.  All of the Company’s subscription revenues are generated in the United States of America.

Organization and Background

On July 24, 2006, Gottaplay Interactive, Inc. (“Gottaplay” and the “Company”), formerly known as Donobi, Inc. (“Donobi”), a publicly held company, merged with Gotaplay Interactive, Inc. (“Gotaplay”), a privately held Nevada corporation.

As a result of the merger agreement, the transaction was treated for accounting purposes as a “reverse merger”, effective July 24, 2006. The legal acquirer was Donobi, Inc. and the accounting acquirer was Gottaplay Interactive, Inc.

On February 28, 2007, the Company’s wholly owned subsidiary, Gottaplay Management, Inc. (“GMI”), a Nevada corporation, merged a privately held Florida company called Gamershare, Inc. (“GSI”) into its operations.  In consideration for the merger, the Company paid the former sole shareholder of GSI $60,000 in cash and issued 220,000 shares of its $0.001 par value common stock.  The shares were valued at market, or $2.55 per share, on the date of closing, and the total value of these shares was $561,000.

On August 1, 2007, Gottaplay sold all the stock of Donobi, Inc. (a wholly-owned subsidiary and commonly referred to as the internet service provider division) for $100.  In consideration for the stock, the purchaser received all the assets and assumed significantly all the liabilities, associated with this division’s operation. The Company accounted for this transaction under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the operating results, less applicable provision for any income taxes, of the discontinued operation have been segregated from continuing operations for the three months ended December 31, 2007 and are reported as a separate line item on the accompanying Consolidated Condensed Statements of Operations and Cash Flows.  By segregating the results of the discontinued operations,  a more meaningful and enhanced comparability of the results of operations from continuing operations is presented.  Any reference to revenues and expenses in the subsequent notes to the consolidated condensed financial statements, except for Note 4, will pertain only to the Company’s “continuing operations”.

Year-End and Domicile

The Company and its wholly owned subsidiaries adopted September 30th as its fiscal year end and are domiciled in Nevada.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America, have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 filed by the Company on January 14, 2008.

The consolidated condensed financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

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

Management’s Use of Estimates and Assumptions

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

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)
December 31, 2007

Reclassifications

Certain amounts reported in previous period have been reclassified to conform to the Company’s current period presentation.

Revenue Recognition, Description and Deferred

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

The Company offers a ten-day free subscription trial.  At any time during the initial ten-day period, a new subscriber has the right to rescind their trial period agreement.  If the subscriber does not cancel during the ten-day period, the Company will then charge his/her credit card account according to the plan selected by the subscriber, and until the subscriber cancels his/her subscription. The Company recognizes subscription revenue ratably during each subscriber’s monthly subscription period. For financial reporting purposes, the Company allocates subscription fees over the number of days in the month for which the fee was charged and will record deferred revenue at month end for subscription fees received, but not yet earned, which will be fully recognized in the following month.  The Company recognized $29,167 of deferred revenues as of December 31, 2007.   All authorized refunds to subscribers are recorded as a reduction of revenues.

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

Fair value of Financial Instruments

Financial instruments consist principally of cash, trade and related party payables, accrued liabilities, short-term obligations and notes and loans payable.  The carrying amounts of such financial instruments in the accompanying consolidated condensed balance sheets approximate their fair values due to their relatively short-term nature.  It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Loss per Common Share

Basic loss per common share is provided in accordance with SFAS 128, “Earnings Per Share.”  Basic loss per common share is computed by dividing the net loss available to the shareholders of common stock by the weighted average number of common shares outstanding during the period.  Diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.  Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti-dilutive.

The following securities were not included in the computation of diluted net loss per share of common stock at December 31, 2007 as their effect would have been anti-dilutive:

Options granted to purchase shares of common stock	2,207,000
Warrants granted to purchase shares of common stock	6,982,396
Convertible notes payable into shares of common stock	926,298
10,115,694

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Share-Based Payments

The Company adopted Statement of Financial Accounting standards (“SFAS”) No. 123 (Revised December 2004), “Share-Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period.   SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, which the company previously followed in accounting for stock-base awards.  In March 2005, the SEC issued Staff Bulletin No. 107(“SAB No. 107”), to provide guidance on SFAS 123R.  The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)
December 31, 2007

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

Recent Authoritative Accounting Pronouncements

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated condensed financial statements.

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

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

Note 3 - Going Concern and Management’s Plan

The Company's consolidated condensed financial statements as of and for the three months ended December 31, 2007 have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company recorded a net loss of $586,814 from continuing operations and $169,856 of negative cash flows for the three months ended December 31, 2007. At December 31, 2007, the Company had a working capital deficit of $2,772,676 and a stockholders’ deficit of $2,098,859.  The accompanying consolidated condensed financial statements do not include any adjustments that might result from the ultimate outcome of these risks and uncertainties.  As of December 31, 2007, the Company’s working capital deficit may not enable it to meet certain financial objectives as presently structured.

The rate at which the Company expends it financial resources is variable, may be accelerated, and will depend on many factors.  In order to obtain the necessary operating and working capital, the Company is seeking either public or private equity investors and/or private debt financing. ( See also Note 11.)  There can be no assurance that such additional funding, if any, will be available on acceptable terms. The Company's continued existence as a going concern is completely dependent upon its ability to grow sales and to secure equity and/or debt financing and there are no assurances that the Company will be successful.  Without sufficient short-term financing it would be unlikely for the Company to continue as a going concern.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)
December 31, 2007

Note 4 – Discontinued Operations

In July 2007, the Company determined it was in the best long-term interest of the Company to discontinue the operations of the internet service provider (“ISP”) division, a wholly-owned subsidiary, and put the assets and business up for sale.  The decision to sell this division was primarily influenced by the recurring net losses, its loss of market share and the immediate need to generate significant capital to pay off delinquent debts and tax liens.  On August 1, 2007, the Company consummated a sale agreement with its former Chief Operating Officer, by selling the subsidiary’s stock for $100 and other valuable consideration.  Terms of the sale stipulated that the Company sell all assets related to the ISP division to the purchaser.  In addition, the Company assumed $171,513 of current liabilities from this division.  The result of this sale transaction the Company sold approximately $1,334,000 of assets to the purchaser and the purchaser assumed approximately $1,077,400 of debts.

Note 5 – Fixed Assets

The following is a summary of fixed assets and related accumulated depreciation and amortization at:

	December 31, 2007	September 30, 2007

Video game library	$594,412	$579,949
Software	661,625	661,625
Equipment and other	46,404	46,404
Computers and related	37,045	37,045
Leasehold improvements	8,795	8,795
	1,348,281	1,333,818
Less: accumulated depreciation
and amortization	684,189	568,845

Fixed assets, net	$664,092	$764,973

Note 6 – Accrued liabilities

The following table is a summary of accrued liabilities at:

	December 31, 2007	September 30, 2007

Interest	$238,485	$189,095
Other accrued liabilities	57,000	101,330
Wages and related burden	37,201	106,851
Business taxes	8,763	8,745

Total accrued liabilities	$341,449	$406,021

Accrued liabilities	303,066	370,561
Accrued liabilities – related party	38,383	35,460
	$341,449	$406,021

Note 7 – Notes and Loans Payable

The Company had the following promissory notes and loans payable at December 31, 2007 totaling $570,500, and are classified as a current liability.  Pertinent details of the notes and loans are summarized below:

		Rate of
	Collateral	Interest	Due / Paid Dates	Comments	Principal Due

1.	No	14%	3-20-08	Note Payable	$250,000
2.	No	14%	Pd 1-31-08	Note Payable	100,000
3.	No	18%	In default	Note Payable	95,000
4.	Yes	14%	Pd 1-23-08	Note Payable	50,000
5.	No	9%	All Pd 1-31-08	Three Separate Loans	32,500
6.	Yes	18%	In default	Note Payable	28,000
7.	No	18%	In default	Note Payable	15,000

		Total			$570,500

		Unrelated parties			$542,500
		Related party			28,000
		Total			$570,500

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)
December 31, 2007

Note 8 – Convertible Notes Payable

The Company has eight convertible notes payable which total $1,157,873. These notes bear interest at 9% per annum and each investor was granted a pro-rata security interest in all the Company’s assets, and are due on March 31, 2008..

These notes are convertible into 926,298 shares of common stock, valued at $1.25 per share.

The Company also granted the investors:  (a.) 926,298 warrants with an exercise price of $1.50 with a term of one year, and (b.) 926,298 warrants with an exercise price of $2.50 with a term of two years.  As of the date of this report, no investor has exercised its warrants.

For the three months ended December 31, 2007, the Company recorded discounts on these convertible notes payable totaling $182,720, which equaled the fair value of the warrants granted, as determined using the Black-Scholes Option Pricing Model.  The unamortized balance at December 31, 2007 is $21,933.  Discounts recognized are being amortized ratably over the term of each convertible note payable.

Note 9 – Stock, Options and Warrants

Common Stock

On July 25, 2006, The Company entered into a one year consulting agreement with an investor relations firm (‘Firm”) and issued 2 million shares of par value common stock per terms of the agreement.  The stock (“contract shares”) was valued at $1.50 per share at the close of market on July 25, 2006.  On February 22, 2007, the Company terminated this agreement for lack of performance and cancelled the 2 million contract shares issued.  The Firm then filed a lawsuit on July 13, 2007 against the Company and other parties to the original transaction.

On October 17, 2007 all parties to the claim agreed to a settlement and a mutual general release whereby the Company would rescind its cancellation of the 2 million shares and the Firm will receive $400,000 from the eventual sales of these contract shares.  One of the parties to the claim has the right, but not an obligation, to purchase the contract shares in various increments through March 2008 at $0.20 per share as follows:

Dates	Contract Shares	Sale Proceeds
November 15, 2007	500,000	$100,000
January 15, 2008	500,000	100,000
March 1, 2008	1,000,000	200,000
Balance December 31, 2007	2,000,000	$400,000

The party which has the right to purchase these contract shares agreed that it will return 50% of the shares purchased to the Company and those shares will be deemed cancelled upon receipt.

Accordingly, the Company recognized the re-issuance of the 2.0 million rescinded contract shares on the date of settlement, October 17, 2007.  In December 2007, the Company cancelled 250,000 shares pursuant to the agreement with the party possessing the right to purchase the contract shares.  Both of these transactions were recognized at par value in the accompanying consolidated condensed statement of stockholders’ deficit for the three months ended December 31, 2007.  (See also Note 10.)

The Company also granted the Firm  warrants to purchase 200,000 shares of common stock with an exercise price of $1.25 per share and exercisable until the December 31, 2010.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)
December 31, 2007

Options and Warrants

Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility ranging from 110.19% and 122.85%; risk-free interest rates ranging from 3.07% and 3.74%; and, expected lives ranging from one month to eight years

A summary of the Company’s stock awards for options and warrants as of December 31, 2007 and changes for the three months ended December 31, 2007 is presented below:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, September 30, 2006	8,939,396	$1.53	$1.53
Granted	250,000	1.12	1.12
Exercised	--	--	--
Expired/Cancelled	--	--	--
Outstanding, December 31, 2007	9,189,396	$1.52	$1.52
Exercisable, December 31, 2007	9,189,396	$1.52	$1.52

The following table summarizes information about the Company’s outstanding stock options and warrants at December 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$.00 - 0.50	2,207,000	$.50	8.14	2,207,000	$.50
.50 – 1.00	575,000.60		.63	575,000.60
1.01 – 1.50	3,466,298	1.41	.24	3,466,298	1.41
1.51 – 2.50	2,941,098	2.50	1.25	2,941,098	2.50
	9,189,396		2.49	9,189,396

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)
December 31, 2007

Note 10 – Supplemental Cash Flows Information

Non-Cash Investing and Financing

Supplemental disclosures of non-cash investing and financing activities for the three months ended December 31, 2007 and 2006 are summarized as follows:

	Three months ended December 31,
	2007	2006

Issuance of common stock for accrued liabilities	$67,500	$--
Allocation of discount for value of warrants issued with
notes payable	--	407,419
Rescission of 2.0 million shares of canceled stock at par value (See also Note 9.)	2,000	--
Cancellation of 250,000 shares of 500,000 shares (See also Note 9.)	(3)	--
Discontinued operations	--	733,919

	Three months ended December 31,
Cash Paid for Interest and Taxes	2007	2006

Interest	$--	$--
Taxes	--	--
Discontinued operations ( interest)	--	8,356

Note 11 - Subsequent Events

Notes and Loans Payable and Accrued Interest

Between January 1, 2008 and February 7, 2008, the Company paid approximately $118,400 of accrued interest related on nine notes and loans payable.  The Company also paid off two notes and three loans with principal balances totaling $182,500. (See also Notes 6 and 7.)

Convertible Notes Payable

In January 2008, the Company executed agreements with seven existing private investors who loaned the Company a total of $645,000.  The loans carry an interest rate at 14% per annum and are due within 120 days from each loan.    In conjunction with these loans, a total of 322,500 warrants to purchase common stock will be granted to the investor group.  The notes are convertible and the warrants are exercisable into equity at a price equal to 80% of the conversion price of the Company’s next round of financing.  In the event the Company is not able to raise the capital, then the notes may be converted into Company stock at a rate of $0.30 per share.

The Company paid a cash broker’s fee of 10% or $64,500 in February 2008 on the above transactions.  In addition to cash, the broker will be granted 32,250 warrants with an exercise price of $0.60 per share.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements, including notes thereto, appearing in this Form 10-QSB and in our Annual Report  on Form  10-KSB for the fiscal year ended September 30, 2007 filed on January 14, 2008.

Some of the information in this Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may”,  “will”’,   “believes”,  “anticipates”,  “estimates”,  “expects”, “continues”’ and/or words of similar import. Forward-looking statements are based upon our management’s current expectations and beliefs concerning future developments and their potential effects upon us. There may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results could differ materially from those anticipated for many reasons in these forward-looking statements. Factors that could cause or contribute to the differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed and set forth under “Risk Factors”, “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.

We believe it is important to communicate our expectations, however, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

A more detailed discussion of these factors is presented in our September 30, 2007 Annual Report on Form 10-KSB.

Application of Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations as of and for the three months ended December 31, 2007 are based upon our reviewed consolidated condensed financial statements.  As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available.  We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting periods.  These estimates and assumptions relate to such items as the methods and terms of depreciation and amortization, realization of assets, the expected term of subscriber relationships, accruals and other factors.  We evaluate these estimates and assumptions on an ongoing basis.  Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

Our consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated condensed results of operations, financial position, and cash flows for each period presented.  Our consolidated condensed financial statements reflect the results of operations, financial position, changes in stockholders’ deficit and cash flows.

A summary of the significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the accompanying consolidated condensed financial statements include the following:

Revenue Recognition and Deferred Revenues

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

We offer an initial ten-day free subscription trial period. At any time during the initial ten-day period, a new subscriber has the right to terminate their trial agreement.  If the subscriber does not cancel during the ten-day trial period, we will then charge the subscriber’s credit card monthly according to the plan selected by the subscriber, and thereafter, until the subscriber cancels his subscription. We recognize subscription revenue ratably during each subscriber’s monthly subscription period.  For financial reporting purposes, we allocate subscription fees over the number of days in the month for which the fees were charged.  All authorized refunds to subscribers are recorded as a reduction of revenues.

A subscriber has the option to select from one of three rental plans: (a.) for $12.95 per month, the subscriber is allowed one video game in his possession, (b.) for 20.95 per month, the subscriber is allowed up to two video games in his possession, and (c.) for $28.95 per month, the subscriber is allowed up to three video game’s in his possession.

Deferred revenue at December 31, 2007 was $29,167.  All deferred revenue is recognized in the following month.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services.  This standard replaces SFAS No. 123 and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock-Based Compensation”.  This standard requires a public entity to measure the cost of employee services, using an option-pricing model, such as the Black-Scholes Model, received in exchange for an award of equity instruments based on the grant-date fair value of the award.  This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB No. 25.  Shares of common stock issued for services rendered by a third party are recorded at fair market value, generally the quote at the close of market trading on the day.

Loss Per Common Share

We compute basic and diluted loss per share of common stock by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the respective reporting period.  However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three months ended December 31, 2007 and 2006, respectively, because their effect would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to the previously reported amounts to conform to our Company's current year presentation.

Recently Issued Authoritative Accounting Pronouncements

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  We are in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and do not anticipate that the adoption of these standards will have any impact on its consolidated condensed financial statements.

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

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated condensed financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income or operations, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

Overview and Business

Overview

On July 24, 2006, Gottaplay Interactive, Inc., formerly known as Donobi, Inc. (“Donobi”), a publicly held company, merged with Gotaplay Interactive, Inc. (“Gotaplay”), a privately held Nevada corporation.

On February 28, 2007, our wholly owned subsidiary, Gottaplay Management, Inc. (“GMI”), a Nevada corporation, merged with a privately held Florida company, an on-line video game trading company, called Gamershare, Inc. (“GSI”), into its operations.  In consideration for the merger, we paid the former sole shareholder of GSI $60,000 in cash and issued him 220,000 shares of our $0.001 par value common stock.  The shares were valued at market, or $2.55 per share, on the date of closing.  The total value of these shares was $561,000.

On August 1, 2007, we sold all the stock of Donobi, Inc. (a wholly-owned subsidiary and commonly referred to as the internet service provider division) for $100. This core business activity was an internet service provider (“ISP”). In consideration for the stock, the purchaser received all the assets and assumed significantly all the liabilities, associated with this division’s operation. We accounted for this transaction under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the operating results, less applicable provision for any income taxes, of the discontinued operations have been segregated from continuing operations for the prior periods presented and are reported as a separate line item on the accompanying Consolidated Condensed Statements of Operations and Cash Flows.  As such, by segregating the results of the discontinued operations allows for a more meaningful and enhanced comparability of the results of operations from continuing operations.  Any reference to our revenues and expenses in our discussion and analysis will pertain only to our “continuing operations”, which is an on-line video game rental subscription business.

Business

Our on-line video game rental subscription business is dedicated to providing customers with a quality rental experience when accessing our web site, www.gottaplay.com.  This service is an alternative to store based gaming rentals.  We offer our customers an extensive selection of video games for a monthly subscription fee which is based upon one of three subscription plans.  Customers sign-up via our web page and once credit is processed and approved, we send them the video game(s) of their choice.  All games are shipped to the customer via U. S. Postal Service first class mail.  Active subscribers can retain the games for an indefinite period of time as long as they are active paying subscribers.  Customers return/exchange their selections at anytime by returning their game(s) in our pre-paid, pre-addressed mailers. We also provide a subscriber the option to purchase new and/or used video game titles at discounted prices and trade games.

We intend to grow our on-line video game rental business through technological innovations and adaptations, and delivering a high-quality product and timely service to every subscriber, every time.  We believe that the key to our success will depend in a large part on our ability to promote our services, gain subscribers and expand our relationships with current subscribers. Our achievements can be measured in our strategic business plan, whereby we have set attainable and reasonable goals.

Our focus in fiscal year 2008 is building an established foundation and executing better in such key areas as  creatively marketing our products, offering unique subscriber plans, responding effectively to our subscriber needs and desires, and continuing to focus internally on product and service delivery, business efficiency, and accountability across all operations and departments within our Company.  Our key market opportunities include but are not limited to: (a.) expanding into other interactive technology for the delivery of media to subscribers, and (b.) partnering with other compatible businesses to cross-market and promote our services and products.  We seek to differentiate our services from our competitors by offering a fair price for exceptional service and the delivery of our subscribers’ first choice of product selection each time. Therefore, we need to sustain a reasonable and controlled growth rate of new subscribers and retain our existing active subscribers over a significantly longer period of time.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations. We have excluded from our analyses all references to, and the financial results of, our discontinued operations in order to enhance the comparability and meaningfulness of our continuing operations.

Revenue

On-line video game rental revenue for the quarter ended December 31, 2007 was $178,803 as compared to the same quarter one year ago of $36,837.  Sales for this quarter increased 4.8 times over the same quarter one year ago.  At December 31, 2007 and 2006, we had 4,808 and 2,547 active subscribers, respectively.

Costs and Expenses

Cost of Revenues

Costs of revenues include all direct costs in the production of revenues and include such items as video game depreciation, shipping materials and fees and credit card fees.  Total cost of revenues for the three months ended December 31, 2007 and 2006 was $113,102 and $216,595, respectively.  Our average cost of revenue per subscriber this quarter was approximately $23, while one year ago it was approximately $145.

There are several reasons for the net decrease this quarter over the prior year’s quarter.  A significant reason why we had a decrease this quarter over the prior year’s quarter was primarily due to not engaging and paying a bounty to marketing affiliates for customer acquisitions.  This savings amounted to approximately $144,600.

However, we did incur increases in certain expenses this quarter over prior year’s quarter, which are:  (a.) video game library depreciation increased $39,000, (b.) delivery costs increased $9,900, and (c.) credit card fees increased approximately $6,000.  The increase in these expense categories, other than depreciation, is generally a direct function of the number of active subscribers and how many times each month they will place an order and return a game.

Fulfillment

This category of expense is primarily comprised of those support services for the distribution of video games to subscribers/customers which includes distribution centers’ facility costs, independent contractor fees, certain communications expenses and certain wages and related burden.  The total cost of fulfillment for the three months ended December 31, 2007 and 2006 was approximately $71,390 and $94,300, respectively.  The fulfillment expenses incurred in quarter ended December 31, 2007 were within our forecasted range.

General and Administrative Expenses

General and administrative expenses include Federal and State employer and business taxes, various compliance expenses and licenses, professional fees, certain wages and burden, and other unallocated expenses.  Total expense for this category for the three months ended December 31, 2007 was $238,676 as compared to the same period one year ago of $951,525.  Of significance for the decrease this quarter over the prior quarter was a $750,000 stock-based compensation charge for the services of an investor relations firm, which was not incurred in this current quarter. Other category expenses were within expectations of management.

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

Liquidity and Capital Resources

Our consolidated condensed financial statements as of and for the three months ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended December 31, 2007, we had a net loss of $586,814 and negative cash flows from operations of $169,856.  At December 31, 2007, we had a working capital deficit of $2,772,676 and a stockholders’ deficit of $2,098,859. Because of our significant working capital deficit at December 31, 2007 and the other discussed unfavorable factors herein, we may not be able to meet certain financial objectives as presently structured.

We had a cash balance of $49,536 at December 31, 2007. We finance our operations and capital requirements primarily through private debt and equity offerings. In January 2008, we raised $645,000 in the form of convertible debt.  These funds were used to pay off certain debts and fund our day-to-day operations. Our current forecast anticipates continued substantial negative cash flows from operations and capital outlays for new additions to our video game library. Therefore, in order to sustain our business operations and meet our existing forecast, we will have to continue to raise more money from the issuances of equity instruments and/or debt, in conjunction with increasing our sales quickly.

At December 31, 2007:  (a.) the book value of our outstanding common stock was a negative  $0.06 per share, (b.) our current ratio was .03, and (c.) our cash to debt ratio was .02. The results of these fundamental financial ratios are not acceptable and are strongly indicative we will have to improve our performance very quickly if we expect to stay in business.

Our continuation as a going concern is dependent on our ability to grow revenues, obtain additional equity and/or financing, and, generate sufficient cash flow from operations to meet our obligations on a timely basis.

The operating results of our business can vary materially depending on a number of factors, many of which are outside our control:

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

We currently have no material commitments for capital requirements, other than planned purchases for our video game library. If we were forced to purchase new equipment or replace the equipment we currently lease, any new lease(s) would constitute a material capital commitment; however, we are currently unable to quantify such amounts.  If this situation does occurs, we will attempt to raise the necessary finances to make such purchases, but there is no assurance that we will be able to do so.  Without the ability to quantify these amounts, we nonetheless believe that it would have a material impact on our business and our ability to maintain our operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Exchange Act) designed to ensure that information required to be disclosed in the reports of the Company filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company’s Chief Executive Officer and Principal Accounting Officer has concluded, based upon their evaluation of these disclosure controls and procedures as of the date of this report, that, as of the date of their evaluation, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in the reports of the Company filed under the Exchange Act.

(b) Changes in Internal Controls.

The Company maintains a system of internal controls that is designed to provide reasonable assurance that the books and records of the Company accurately reflect the Company’s transactions and that the established policies and procedures of the Company are followed. There were no significant changes to the internal controls of the Company or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation of such internal controls by the Chief Executive Officer and Principal Accounting Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 17, 2007, we settled a lawsuit brought by Capital Group Communications, Inc. (“CGC”) against Gottaplay and the counter-suit by us against CGC was settled. The terms of the settlement provide that:

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

d.   Should Phillip Knight, or his assigns, not purchase the Shares as scheduled, then CGC shall be allowed to sell as many of the Shares, pursuant to Rule 144, as is necessary for CGC to realize a total of $400,000, less any proceeds previously received from Phillip Knight and return any unsold Shares to us; and

e.   We issued to CGC, warrants to purchase 200,000 shares of common stock at an exercise price of $1.25, which warrants will terminate December 31, 2010.

f.   CGC and Gottaplay have released all claims against each other.

On November 13, 2007, Philip Knight purchased 500,000 shares from CGC and returned 250,000 shares to the Company.

On January 15, 2008, Phillip Knight did not exercise his right to purchase the next tranche of 500,000 Shares. Pursuant to the Settlement Agreement, the balance (1,500,000) of the Settlement Shares were delivered to CGC (see Paragraph “d” above.)

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 17, 2007, we rescinded the cancellation of 2,000,000 shares of common stock pursuant to the settlement agreement as discussed in Item 1. above.

On October 17, 2007and December 21, 2007, we issued5,000 and 5,000 shares of common stock, respectively,to Uptick Capital, LLC, for advisory services rendered, pursuant to a July 10, 2007consulting agreement.  The stock issuances were valued at its fair market value of $0.40 and $0.45 per share, respectively.

On October 22, 2007, we issued 75, 000 shares of common stock to Douglas B. Rapoport for business services rendered. The stock was issued with a fair market value of $0.40 per share

On November 26, 2007, we issued 3,333 shares of common stock to The Lexicomm Group (“Lexicomm”) pursuantto a March 15, 2007consulting agreement.  The stock was issued at its fair market value of $0.69 per share.

On December 18, 2007, we issued 150,000 shares of common stock to our legal counsel, deCastro, PC, under terms of an August 7, 2007 engagement letter.  The fair market value of the stock was $0.45 per share.

On December 21, 2007, we cancelled 250,000 shares of common stock pursuant to the settlement discussed in Item 1. above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

31.1    Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (See Exhibit 31.1)

32.1    Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (See Exhibit 32.1)

(a)	Reports on Form 8-K

On October 4, 2007 8-K filed in connection with stock sale of a subsidiary corporation, Donobi, Inc.

On October 17, 2007 8-K filed in connection with a settlement with Capital Group Communications.

On December 6, 2007 8-k filed in connection with the appointment of a new director.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-QSB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gig Harbor, State of Washington, on February 19, 2008.

GOTTAPLAY INTERACTIVE, INC.

By: /s/ John P. Gorst
John P. Gorst,
Chief Executive Officer, Interim Chief Financial Officer,
Principal Accounting Officer and Director

/s/ Asra Rasheed
Asra Rasheed
President

/s/ Mark H. Levin
Mark H. Levin
Director

/s/ Stephan P. Muller
Stephan P. Muller
Director