Form 10-Q
period 2008-03-31
Gottaplay Interactive, Inc.
filed 2008-05-20
CIK 831232

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
UNITED STATES
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

3226 Rosedale Street NW, Suite 200
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

The number of shares of $0.001 par value, common stock outstanding as of May 20, 2008 was 33,307,878.

Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X]

PART I FINANCIAL INFORMATION
ITEM 1 CONSOLIDATED CONDENSED FINANCIAL STATEMENTS OF GOTTAPLAY INTERACTIVE, INC
CONSOLIDATED CONDENSED BALANCE SHEETS	3
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS	4
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS	5
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDER'S DEFICIT	6
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	7
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3. CONTROLS AND PROCEDURES	16
PART II. OTHER INFORMATION	16
ITEM 1. LEGAL PROCEEDINGS	16
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17
ITEM 5. OTHER INFORMATION.	17
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	17
SIGNATURES	17

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiaries
Consolidated Condensed Balance Sheets

	March 31, 2008 (Unaudited)	September 30, 2007

Assets

Current assets
Cash and cash equivalents	$73,414	$149,355
Account receivable	465,450	--
Prepaid expenses and other current assets	1,091	13,315
Total current assets	539,955	162,670

Fixed assets, net	600,413	764,973

Other assets
Deposits	9,725	11,225

Total assets	$1,150,093	$938,868

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$669,507	$638,289
Accounts payable – related party	63,750	27,500
Accrued liabilities	343,741	406,021
Deferred revenues	20,230	36,633
Notes and loans payable	1,498,000	489,000
Convertible notes payable, net of discounts	1,157,873	953,220
Total current liabilities	3,753,101	2,550,663

Stockholders’ deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,307,898 and 31,319,565, respectively, shares issued and outstanding	33,307	31,319
Treasury stock	(379)	(379)
Additional paid-in capital	7,604,219	7,502,157
Common stock authorized, but unissued	--	4,300
Additional paid-in capital – treasury stock	230,614	230,614
Accumulated deficit	(10,470,769)	(9,379,806)
Total stockholders’ deficit	(2,603,008)	(1,611,795)

Total liabilities and stockholders’ deficit	$1,150,093	$938,868

The accompanying notes are an integral part of these consolidated condensed financial statements.

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007

Revenues	$612,591	$145,396	$791,394	$182,233
Cost of revenues	493,719	312,064	605,971	528,660
Income (Loss) before operating expenses	118,872	(166,668)	185,423	(346,427)

Operating expenses
Fulfillment	68,629	87,350	138,127	147,050
Technology and development	31,502	--	68,924	--
Advertising and marketing	300	107,628	11,675	107,678
General and administrative	363,757	748,066	601,755	1,644,091
Officers’ compensation	28,204	111,883	59,204	165,883
Related party expenses	33,570	55,035	66,680	91,168
Total operating expenses	525,962	1,109,962	946,365	2,155,870

Loss from operations	(407,090)	(1,276,630)	(760,942)	(2,502,297)

Other income (expense)
Interest income and other income	--	250	80	280
Interest expense and financing costs	(97,059)	(221,789)	(330,101)	(320,621)
Total other income (expense)	(97,059)	(221,539)	(330,021)	(320,341)

Loss from continuing operations before
provision for income taxes	(504,149)	(1,498,169)	(1,090,963)	(2,822,638)

Provision for income taxes	--	--	--	--

Loss from continuing operations	(504,149)	(1,498,169)	(1,090,963)	(2,822,638)

Loss from discontinued operations,
net of $-0- for income taxes	--	(68,881)	--	(111,996)

Net Loss	$(504,149)	$(1,567,050)	$(1,090,963)	$(2,934,634)

Weighted average number of common shares outstanding	33,307,898	30,940,358	33,162,015	30,694,098

Net loss per common shares outstanding from continuing operations	$(0.02)	$(0.05)	$(0.03)	$(0.09)
Net loss per common shares outstanding from discontinued operations	--	(0.00)	--	(0.01)

Net loss per common shares outstanding, basic and diluted	$(0.02)	$(0.05)	$(0.03)	$(0.10)

The accompanying notes are an integral part of these consolidated condensed financial statements.

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiaries
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six months ended March 31,
	2008	2007
Increase (Decrease) in Cash
Net loss from continuing operations	$(1,090,963)	$(2,822,638)
Adjustments to reconcile net loss to cash (used) in operating activities:
Depreciation	193,352	145,599
Amortization of discounts	204,653	269,180
Share–based compensation for services rendered	32,250	1,250
Amortization of prepaid expenses	--	1,272,000

Changes in assets and liabilities:
Account receivable	(465,450)	--
Accounts payable	32,214	95,496
Accounts payable – related parties	35,254	7,878
Accrued liabilities	(693)	65,984
Accrued liabilities – related parties	5,913	29,714
Deferred revenue	(16,403)	53,796
Prepaid expenses and other current assets	13,724	(228,799)
Net cash (used) in operating activities	(1,056,149)	(1,110,540)

Cash flows from investing activities:
Purchase of video game library	(28,792)	(295,689)
Cash paid to merger company	--	(60,000)
Purchase of fixed assets	--	(61,552)
Deposit on leased facilities	--	(2,078)
Net cash (used) in investing activities	(28,792)	(419,319)

Cash flows from financing activities:
Proceeds from notes and loans payable	1,192,500	30,000
Proceeds from convertible notes payable	--	921,825
Payments on notes payable	(183,500)	(173,625)
Proceeds from exercise of warrants	--	100,000
Proceeds from stock subscription units	--	2,285,000
Payments for commission due on stock subscription units	--	(163,500)
Purchase of treasury stock	--	(7,500)
Net cash provided by financing activities	1,009,000	2,992,200

Cash flows from discontinued operations:
Operating activities	--	(51,997)
Investing activities	--	--
Financing activities	--	(45,342)
Net cash (used) in discontinued operations	--	(97,339)

Net (decrease) increase in cash	(75,941)	1,365,002
Cash at beginning of period	149,355	61,130

Cash at end of period	$73,414	$1,426,132

Supplemental disclosures and non-cash investing and financing activities - see Note 11.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiaries
Consolidated Condensed Statement of Stockholders’ Deficit (Unaudited)
Six months ended March 31, 2008

	Common Stock		Treasury Stock
	Shares	Amount	Amount	Additional Paid in Capital	Additional Paid-In Capital	Common Stock Authorized but Unissued	Accumulated Deficit	Total Stockholders’ Deficit

Balance at September 30, 2007	31,319,565	$31,319	$(379)	$230,614	$7,502,157	$4,300	$(9,379,806)	$(1,611,795)

Issuance of shares of common stock previously authorized but unissued	8,333	8	--	--	4,292	(4,300))	--	--

Rescission of cancelled shares of common stock pursuant to settlement agreement	2,000,000	2,000	--	--	(2,000)	--	--	--

Cancellation of shares of common stock	(250,000)	(250)	--	--	250	--	--	--

Issuance of common stock for services	80,000	80	--	--	32,170	--	--	32,250

Issuance of common stock for debt	150,000	150	--	--	67,350	--	--	67,500

Net loss for the six months ended, March 31, 2008	--	--	--	--	--	--	(1,090,963)	(1,090,963)

Balance at March 31, 2008	33,307,898	$33,307	$(379)	$230,614	$7,604,219	$--	$(10,470,769)	$(2,603,008)

The accompany notes are an integral part of this consolidated condensed financial statement.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2008

Note 1 – Description of Business

Gottaplay Interactive, Inc. (“Gottaplay”) is primarily an on-line video game rental subscription service, which began operations in October 2004. The operation provides subscribers access to a comprehensive library of titles via the internet as an alternative to store based gaming rentals.  For the standard subscription plan of $20.95 per month, subscribers can generally have up to two titles out at the same time with no due dates, late fees or shipping charges.  In addition to the standard plan, the Company offers two other service plans with different price points that allow subscribers to keep either fewer or more titles at the same time. Subscribers select titles at the Company’s website, aided by its proprietary recommendation service, and generally receive the DVD game within two to three business days delivered by the U.S. Postal Service.  The gamers then return the DVD game at their convenience using the Company’s prepaid mailers.  After a title has been mailed, the Company mails a title from the subscriber’s game queue.  All of the Company’s subscription revenues are generated in the United States of America.

The Company also buys and sells video games.

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

On August 1, 2007, Gottaplay sold all the stock of Donobi, Inc. (a wholly-owned subsidiary and commonly referred to as the internet service provider division) for $100.  In consideration for the stock, the purchaser received all the assets and assumed significantly all the liabilities, associated with this division’s operation. The Company accounted for this transaction under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the operating results, less applicable provision for any income taxes, of the discontinued operation have been segregated from continuing operations for the three and six month periods ended March 31, 2007 and are reported as a separate line item on the accompanying Consolidated Condensed Statements of Operations and Cash Flows.  By segregating the results of the discontinued operations, a more meaningful and enhanced comparability of the results of operations from continuing operations are presented.  Any reference to revenues and expenses in the subsequent notes to the consolidated condensed financial statements, except for Note 4, will pertain only to the Company’s “continuing operations”.

Year-End and Domicile

The Company and its wholly owned subsidiaries adopted September 30th as its fiscal year end and are domiciled in Nevada.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America, have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 filed by the Company on January 14, 2008.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period presented herein are not necessarily indicative of the results of operations for the fiscal year ended September 30, 2008.

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
March 31, 2008

Reclassifications

Certain amounts reported in previous period have been reclassified to conform to the Company’s current period presentation.

Revenue Recognition, Descriptions and Deferred

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

A.
Subscriptions.  The Company offers a ten-day free subscription trial.  At any time during the initial ten-day period, a new subscriber has the right to rescind their trial period agreement.  If the subscriber does not cancel during the ten-day period, the Company will then charge his/her credit card account according to the plan selected by the subscriber, and until the subscriber cancels his/her subscription. The Company recognizes subscription revenue ratably during each subscriber’s monthly subscription period. For financial reporting purposes, the Company allocates subscription fees over the number of days in the month for which the fee was charged and will record deferred revenue at month end for subscription fees received, but not yet earned, which will be fully recognized in the following month.  The Company recognized $20,230 of deferred revenues as of March 31, 2008.   All authorized refunds to subscribers are recorded as a reduction of revenues.

B.
Retail/Wholesale. The Company sells previously owned DVD games and recognizes revenue from these sales upon shipment of the product, at which time, the title and risk of loss transfer to the customer.  Because sales of this category first occurred for the three months ended March 31, 2008, there is no history of bad debts.  Accordingly, no allowance for doubtful accounts has been recorded.

Cost of Revenues

A.
Subscriptions.  Costs of this revenue category consists of depreciation on the video game library, mailers and postage, subscriber acquisition costs, credit card fees and other related expenses, which are directly attributable to the production of revenue.

B.	Retail/Wholesale. Costs of sales are comprised of DVD purchases and other ancillary costs directly associated with acquiring and holding the inventory.

Cash, Cash Equivalents and Financial Instruments

The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents.  In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short term investments.

Concentrations

The Company maintains its cash in a bank deposit account, which at time may exceed the federally insured limits.  The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents. Collectiblity is evaluated on an individual customer basis taking into consideration financial position, independent credit evaluations and payment terms.

As of and for the six months ended March 31, 2008, the Company had one customer who accounted 100%, or $465,450, of the DVD sales.  This United States customer owes the Company $465,450 and is classified as an account receivable.  The Company believes it is not at risk on this account and the full amount is collectible.

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

The following securities were not included in the computation of diluted net loss per share of common stock at March 31, 2008 as their effect would have been anti-dilutive:

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
March 31, 2008

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

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133 ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

Note 3 - Going Concern and Management’s Plan

The Company's consolidated condensed financial statements as of and for the six-months ended March 31, 2008 have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company recorded a net loss of $1,090,963 from continuing operations and $1,056,149 of negative cash flows for the six months ended March 31, 2008. The Company has a working capital deficit of $3,213,146 and a stockholders’ deficit of $2,603,008 at March 31, 2008.  As of March 31, 2008, the Company’s working capital deficit may not enable it to meet certain financial objectives as presently structured.

On April 9, 2008, the Company received a notice of default on eight secured convertible notes payable totaling $1,157,873.  These notes were due March 31, 2008 and are secured by Company assets.  In May 2008, the holders of these notes granted a 120 day extension to July 29, 2008 to pay the notes. (See also Notes 9 and 12.)

The rate at which the Company expends it financial resources is variable, may be accelerated, and will depend on many factors.  In order to obtain the necessary operating and working capital, the Company is seeking either public or private equity investors and/or private debt financing.  There can be no assurance that such additional funding, if any, will be available on acceptable terms.

The Company's continued existence as a going concern is completely dependent upon its ability to grow sales and to secure equity and/or debt financing. Without sufficient short-term financing and/or an equity infusion, it would be unlikely that the Company would be able to continue operations as a going concern.

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

Note 5 – Revenues and Account Receivable

The following table is a breakdown of the Company’s revenues:

	Three months ended:		Six months ended:
	2008	2007	2008	2007
Revenues
Subscriptions	$147,141	$145,396	$325,944	$182,233
Sales of DVD’s	465,450	--	465,450	--
Total	612,591	145,396	791,394	182,233

Cost of Revenues
Subscriptions	58,719	312,064	170,971	528,660
DVD’s	435,000	--	435,000	--
Total	493,719	312,064	605,971	528,660

Income (Loss) before operating expenses
Subscriptions	88,422	(166,668)	154,973	(346,427)
DVD’s	30,450	--	30,450	--
Total	$118,872	$(166,668)	$185,423	$(346,427)

At March 31, 2008 and as of the date of this report, the Company has one customer account receivable totaling $465,450.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2008

Note 6 – Fixed Assets

The following is a summary of fixed assets and related accumulated depreciation and amortization at:

	March 31, 2008	September 30, 2007

Video game library	$588,534	$579,949
Software	661,625	661,625
Equipment and other	46,404	46,404
Computers and related	37,045	37,045
Leasehold improvements	8,795	8,795
	1,342,403	1,333,818
Less: accumulated depreciation
and amortization	741,990	568,845

Fixed assets, net	$600,413	$764,973

Note 7 – Accrued liabilities

The following table is a summary of accrued liabilities at:

	March 31, 2008	September 30, 2007

Interest	$192,942	$189,095
Other accrued liabilities	58,218	101,330
Wages and related burden	83,679	106,851
Business taxes	8,902	8,745

Total accrued liabilities	$343,741	$406,021

Note 8 – Notes Payable

The Company had the following promissory notes at March 31, 2008 and are classified as a current liability.  Pertinent details of the notes are summarized below:

		Rate of
	Collateral	Interest	Due Dates / Status	Comments	Principal Due

1.	No	14%	120 day, through 7-3-08	Twelve Notes Payable	$1,110,000
2.	No	14%	In Default	Note Payable	250,000
3.	No	18%	In default	Note Payable	95,000
4.	Yes	18%	In default	Note Payable	28,000
5.	No	18%	In default	Note Payable	15,000

		Total			$1,498,000

Note 9 – Convertible Notes Payable

The Company has eight secured convertible notes payable which total $1,157,873. These notes bear interest at 9% per annum and each investor was granted a pro-rata security interest in all the Company’s assets, and were due on March 31, 2008. In May 2008, the note holders extended these notes for an additional 120 days. (See also Notes 3 and 12.)

These notes were originally convertible into 926,298 shares of common stock, valued then at $1.25 per share. However, as a condition to grant the extension, the Company reduced the conversion price from $1.25 to $0.50 per share, or convertible into a total of 2,315,746 shares of $0.001 par value common stock.

In addition, pursuant to the conditions underlying the May 2008 extension agreement, the Company reduced the exercise prices on the warrants previously granted to these investors.  The two year warrant exercise price was reduced from $1.50 to $0.60 per share and the three year warrant exercise price was reduced from $2.50 to $0.75 per share.  The investors were originally granted 926,298 two year warrants and 926,298 three year warrants.  As of the date of this report, no investor has exercised its warrants.

For the six months ended March 31, 2008, the Company recorded discounts on these convertible notes payable totaling $204,653, which equaled the fair value of the warrants granted, as determined using the Black-Scholes Option Pricing Model.  The unamortized balance at March 31, 2008 is $0.00.  Discounts were recognized and amortized ratably over the term of each convertible note payable.

Note 10 – Stock, Options and Warrants

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

On October 17, 2007 all parties to the claim agreed to a settlement and a mutual general release whereby the Company would rescind its cancellation of the 2 million shares and the Firm will receive $400,000 from the eventual sales of these contract shares.  One of the parties to the claim had the right, but not an obligation, to purchase the contract shares in various increments through March 2008 at $0.20 per share as follows:

Dates	Contract Shares	Sale Proceeds
November 15, 2007	500,000	$100,000
January 15, 2008	500,000	100,000
March 1, 2008	1,000,000	200,000
Totals	2,000,000	$400,000

The party which had the right to purchase these contract shares also agreed it will return 50% of the shares purchased to the Company and those shares will be deemed cancelled upon receipt.

This party executed on the November 15, 2007 contract shares, but did not elect to execute on the January 15th and March 1, 2008 contract shares.

Accordingly, the Company recognized the re-issuance of the 2.0 million rescinded contract shares on the date of settlement, October 17, 2007.  In December 2007, the Company cancelled 250,000 shares pursuant to the agreement with the party possessing the right to purchase the contract shares.  Both of these transactions were recognized at par value in the accompanying consolidated condensed statement of stockholders’ deficit.  (See also Note 11.)

The Company also granted the Firm  warrants to purchase 200,000 shares of common stock with an exercise price of $1.25 per share and exercisable until the December 31, 2010.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)
March 31, 2008

Options and Warrants

Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility ranging from 110.19% and 122.85%; risk-free interest rates ranging from 3.07% and 3.74%; and, expected lives ranging from one month to eight years.

A summary of the Company’s stock awards for options and warrants as of March 31, 2008 and changes for the six months ended March 31, 2008 is presented below:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, September 30, 2006	8,939,396	$1.53	$1.53
Granted	250,000	1.00	1.00
Exercised	--	--	--
Expired/Cancelled	--	--	--
Outstanding, March 31, 2008	9,189,396	$1.52	$1.52
Exercisable, March 31, 2008	9,189,396	$1.52	$1.52

The following table summarizes information about the Company’s outstanding stock options and warrants at March 31, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$.00 - 0.50	2,207,000	$.50	7.89	2,207,000	$.50
.50 – 1.00	575,000.60		.38	575,000.60
1.01 – 1.50	3,466,298	1.41	.88	3,466,298	1.41
1.51 – 2.50	2,941,098	2.50	1.00	2,941,098	2.50
	9,189,396		2.57	9,189,396

Note 11 – Supplemental Cash Flows Information

Non-Cash Investing and Financing

Supplemental disclosures of non-cash investing and financing activities are summarized as follows:

	Six months ended March 31,
	2008	2007

Issuance of common stock for accrued liabilities and professional services	$67,500	$240,000
Rescission of 2.0 million shares of canceled stock at par value (See also Note 9.)	2,000	--
Cancellation of 250,000 shares of 500,000 shares (See also Note 9.)	(3)	--
Allocation of discount for value of warrants issued with
notes payable	--	1,004,525
Convert note payable, loans and accrued interest into secured convertible
note payable	--	356,048
Issue common stock for inducement to merge	--	561,000
Discontinued operations	--	733,919

	Six months ended March 31,
Cash Paid for Interest and Taxes	2008	2007

Interest	$118,357	$--
Taxes	--	--
Discontinued operations (interest)	--	16,356

Note 12 - Subsequent Events

Extension of Convertible Notes Payable

On April 9, 2008 a notice of default was received by the Company from the holders of eight secured convertible promissory notes.  These notes and the related accrued interest were due March 31, 2008.  The notes totaled $1,157,873 and accrued interest was approximately $37,100.  In May 2008, the holders of the eight secured convertible notes payable granted a 120 day extension of time to pay $1,157,873 due.  Conditions precedent to the extension are:

a.	All accrued interest will be payable in $0.001 par value common stock at $.03 per share.

b.	An extension or “stand-still” fee of $50,000 will be payable in shares of $0.001 par value common stock and valued at $0.03 per share. Shares to be issued are 1,666,667.

c.
Management fees of $7,500 per month for four months, or $28,000, will be paid in shares of the Company’s $0.001 par value common stock and valued at $0.03 per share.  Total shares to be issued are 933,333.

d.
The existing convertible notes payable conversion price will be re-set from $1.25 to $0.50 per share and the two year warrants and the three year warrants issued to the note holders will be re-set the exercise prices from $1.25 to $0.60 per share and from $2.50 to $0.75 per share, respectively.

Settlements with Prior Officers and Their Related Companies

In May 2008, the Company negotiated settlements with each of the Company’s prior officers and their related companies (the “Party or Parties”).  There are three prior officers and two related companies of the officers involved with three settlement agreements.  Significant terms of these settlements are:

a.	The three prior officers and one related company will return a total of 2,557,334 shares of their respective outstanding shares of $0.001 par value common stock to the Company as treasury shares.

b.
Each party will sell  approximately one-third of their respective outstanding shares of $0.001 par value common stock for $0.03 per share to a third party. Total number of shares of stock to be sold is 2,557,334.  Proceeds from the respective sales will be distributed to each party in three separate payments and the first installment is due upon execution of the agreement(s).  The following two installments will generally be paid within thirty and sixty days, respectively, of the execution of the agreements.

c.	A prior officer, also a current board member, will resign.

d.
All amounts due the respective parties as of the March 31, 2008 and through the date of this report will be settled in common stock and cash.  Approximately $205,000 is owed to these parties and these debts will be settled in full with the issuance of 1,420,000 shares of the Company’s common stock and cash payments aggregating $18,000.

e.	The respective parties hold approximately 1,250,000 options to purchase common stock at an exercise price of $0.50 per share. These options remain unchanged.

f.	Two officers agreed to segregate 500,000 shares of their $0.001 par value common stock, which may be sold at approximately $0.10 per share to a third party.

Business Operational Changes

Since March 31, 2008, the Company has been consolidating and restructuring its operations. It has closed two distribution centers and an administrative office.  It will close another distribution center by May 31, 2008 and move its corporate headquarters from its west coast location to the east coast in June 2008. Currently the Company has four employees and one independent contractor in which to conduct the day-to-day business affairs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements, including notes thereto, appearing in this Form 10-Q and in our Annual Report  on Form  10-KSB for the fiscal year ended September 30, 2007 filed on January 14, 2008.

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may”,  “will”’,   “believes”,  “anticipates”,  “estimates”,  “expects”, “continues”’ and/or words of similar import. Forward-looking statements are based upon our management’s current expectations and beliefs concerning future developments and their potential effects upon us. There may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results could differ materially from those anticipated for many reasons in these forward-looking statements. Factors that could cause or contribute to the differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed and set forth under “Risk Factors”, “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.

We believe it is important to communicate our expectations, however, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

A more detailed discussion of these factors is presented in our September 30, 2007 Annual Report on Form 10-KSB.

Application of Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations as of and for the three and six month periods ended March 31, 2008 are based upon our reviewed consolidated condensed financial statements.  As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available.  We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting periods.  These estimates and assumptions relate to such items as the methods and terms of depreciation and amortization, realization of assets, the expected term of subscriber relationships, accruals and other factors.  We evaluate these estimates and assumptions on an ongoing basis.  Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

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

We classify our revenues into the following two categories:

A.
Subscriptions.  We offer a ten-day free subscription trial.  At any time during the initial ten-day period, a new subscriber has the right to rescind their trial period agreement.  If the subscriber does not cancel during the ten-day period, we will then charge his/her credit card account according to the plan selected by the subscriber, and until the subscriber cancels his/her subscription. We recognize subscription revenue ratably during each subscriber’s monthly subscription period.  For financial reporting purposes, we allocate subscription fees over the number of days in the month for which the fee was charged and will then record deferred revenue at month end for subscription fees received, but not yet earned, which will be fully recognized in the following month.  The Company recognized $20,230 of deferred revenues as of March 31, 2008.   All authorized refunds to subscribers are recorded as a reduction of revenues.

A subscriber has the option to select from one of three rental plans: (a.) for $12.95 per month, the subscriber is allowed one video game in his possession, (b.) for 20.95 per month, the subscriber is allowed up to two video games in his possession, and (c.) for $28.95 per month, the subscriber is allowed up to three video game’s in his possession.

B.
Retail/Wholesale. We also sell previously owned DVD games and recognize revenue from these sales upon shipment of the product, at which time, the title and risk of loss transfer to the customer.  Because sales of this category first occurred during the three months ended March 31, 2008, there has been no history of bad debts.  Accordingly, we have not recognized an allowance for doubtful accounts.

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

Loss Per Common Share

We compute basic and diluted loss per share of common stock by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the respective reporting period.  However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three and six months ended March 31, 2008 and 2007, respectively, because their effect would be anti-dilutive.

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

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133 ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its financial statements.

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

On August 1, 2007, we sold all the stock of Donobi, Inc. (a wholly-owned subsidiary and commonly referred to as the internet service provider division) for $100. This core business activity was an internet service provider (“ISP”). In consideration for the stock, the purchaser received all the assets and assumed significantly all the liabilities, associated with this division’s operation. We accounted for this transaction under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the operating results, less applicable provision for any income taxes, of the discontinued operations have been segregated from continuing operations for the prior periods presented and are reported as a separate line item on the accompanying Consolidated Condensed Statements of Operations and Cash Flows.  As such, by segregating the results of the discontinued operations allows for a more meaningful and enhanced comparability of the results of operations from continuing operations.  Any reference to our revenues and expenses in our discussion and analysis will pertain only to our “continuing operations”.

We are currently in the process of consolidating and restructuring our operations. Since March 31, 2008, we closed two distribution centers and an administrative office.  We will close another distribution center by May 31, 2008 and move our corporate headquarters from the west coast to the east coast in June 2008.  As of May 20, 2008 we have four employees and one independent contractor in which to conduct our day-to-day business affairs.  We believe these strategic moves to close and consolidate our operations, will, in the immediate short-term, create a more cost effective and efficiently run business.

Business

Our primary business is the on-line video game rental subscription business, which is dedicated to providing customers with a quality rental experience when accessing our web site, www.gottaplay.com.  This service is an alternative to store based gaming rentals.  We offer our customers an extensive selection of video games for a monthly subscription fee which is based upon one of three subscription plans.  Customers sign-up via our web page and once credit is processed and approved, we send them the video game(s) of their choice.  All games are shipped to the customer via U. S. Postal Service first class mail.  Active subscribers can retain the games for an indefinite period of time as long as they are active paying subscribers.  Customers return/exchange their selections at anytime by returning their game(s) in our pre-paid, pre-addressed mailers. We also provide a subscriber the option to purchase new and/or used video game titles at discounted prices and trade games.

We also sell previously owned DVD’s.

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

Revenue

A. Subscriptions

On-line video game rental revenue for the quarter ended March 31, 2008 was $147,141 as compared to $178,803 for our immediate prior quarter ending December 31, 2007.  This quarter’s sales decreased $31,662 or 17.7% over our immediate prior quarter. We have had two successive quarters of declining enrollments and sales.  We expect this downward trend to continue through our third quarter fiscal 2008 and then level out.  Unless we are able to purchase new releases to re-build our library with contemporary titles quickly and market our business effectively, our revenues will continue to suffer.

Our current year-to-date sales total $325,944, and for the same period one year ago, we reported $182,233, representing a net increase of $143, 711, or 78.9% increase.  Although our current six-month sales results are better than the same period one year ago, the year-to-date revenues are significantly less than what we had forecasted.

We believe that the following factors have significantly contributed our poor revenue results: (a.) the current state of the depressed national economy, (b.) our lack of capital to acquire additional games and the latest releases for our library, and (c.) not adequately advertising and marketing our business to attract new subscribers.

B. Wholesale Sales

We reported $465,450 of DVD sales. These sales were to one customer. Our margin was 7%.

Costs and Expenses

Cost of Revenues

A. Subscriptions

Costs of subscription revenues include all direct costs in the production of revenues and include such key items such as video game depreciation, shipping materials and credit card fees.  Total cost of these revenues for the six months ended March 31, 2008 and March 31, 2007 was $170,971 and $528,660, respectively.

There are several reasons for the net decrease in this six-month period over the prior year’s period.  Of significance, is the elimination of our overall costs attributed directly to not engaging and paying a bounty to various marketing affiliates for potential customer acquisitions.  This savings amounted to approximately $308,700. The other expenses in this category decreases approximately of $49,000.

Any increase/decrease in these expense items, other than depreciation, is generally a direct function of the number of our active subscribers, and, the number of times each month they will place an order and return a game.

B. Wholesale Sales

We purchased $435,000 of previously used DVD’s from three vendors and sold 100% of this inventory to one customer.  At March 31, 2008, we do not have any inventory on hand for sale.

Fulfillment

This category of expense is primarily comprised of those support services for the distribution of video games to subscribers/customers which includes distribution centers’ facility costs, independent contractor fees, certain communications’ expenses and certain wages and related burden.  The total cost of fulfillment for the six months  ended March 31, 2008 and 2007 was approximately $138,127 and $147,050, respectively.  Because we have been experiencing a decline in our subscriber base,   we have closed two distribution centers and plan to a close an administrative office and another distribution center by June, 30, 2008.  We are consolidating our administration and operations, which we believe will lead to logistical efficiencies and economies of scale.

Technology and Development

This category is primarily comprised of expenses for maintaining our website, website enhancements and backend software maintenance.  These costs are reasonable and comparable for each period reported and within our forecast.

Advertising and Marketing

Because of the lack of working capital, we have restricted advertising and marketing to a minimum this fiscal year.

General and Administrative Expenses

General and administrative expenses include Federal and State employer and business taxes, various compliance expenses and licenses, professional fees, certain wages and burden, and other unallocated expenses.  Total expense for this category for the six months ended March 31, 2008 and 2007 was $601,755 and $1,644,091, respectively.  Of significance, the principal reason for the decrease reported this six month period over the same period one year ago was because of a $1,272,000 stock-based compensation charge for the services of an investor relations firm.

Other category expenses that impacted this period over the prior year’s comparable period were: (a.) amortization of software - increased approximately $52, 750, and  (b.)  professional and legal fees - increased approximately $80,550. The other expense items making up this category were within expectations of management.

Financial Condition, Liquidity and Capital Resources

Our consolidated condensed financial statements as of and for the six months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended March 31, 2008, we had a net loss of $1,090,963 and negative cash flows from operations of $1,056,149.  At March 31, 2008, we had a working capital deficit of $3,213,146 and a stockholders’ deficit of $2,603,008. Because of our significant working capital deficit at March 31, 2008 and the other discussed unfavorable factors herein, we may not be able to meet certain current financial objectives as presently structured.

We had a cash balance of $73,414 at March 31, 2008. We finance our operations and capital requirements primarily through private debt and equity offerings. During the quarter ended March 31, 2008, we raised $1,110,000 from twelve accredited investors in the form of 120 day, 14%, unsecured notes payable.  These funds were used to pay off certain debts and fund our day-to-day operations. Our recent operating results give rise to concerns about our ability to generate cash flow from operations sufficient to sustain ongoing viability.  During the latter half of 2007, we initiated and implemented severe cost controls and focused on: (a.) reducing and/or eliminating certain general and administrative expenses, (b.) eliminating certain distribution centers and staff, (c.) and, curtailing certain marketing and advertising campaigns. We have benefited from these adjustments. However, a direct result of these changes has been the continual decline of the subscriber base.  Therefore, in order to sustain our business operations, we will have to continue raise more money from a combination of issuances in the form of debt and/or of equity instruments, in conjunction with increasing our subscriber base and sales quickly.

At March 31, 2008:  (a.) the book value of our outstanding common stock was a negative  $0.08 per share, (b.) our current ratio was .14, and (c.) our cash to debt ratio was .02. We also anticipate continued substantial negative cash flows from operations.  The results of these fundamental financial ratios and the negative cash flows from operations are not acceptable and are strongly indicative we will have to improve our performance very quickly if we expect to stay in business.

Our continuation as a going concern is dependent on our ability to resolve the default discussed above, to grow revenues, obtain additional equity and/or financing, and, generate sufficient cash flow from operations to meet our obligations on a timely basis.  The aforementioned financial statements as of and for the periods ended March 31, 2008 do not include any adjustments that might result from the outcome of these uncertainties.

On April 9, 2008 we were notified by the holders of eight secured convertible promissory notes that we were in default. These notes and related accrued interest were due on March 31, 2008.  The principal due on the notes was $1,157,873 and the accrued interest was approximately $37,100.  In May 2008, we negotiated a 120 day extension to pay off these notes.  The notes are now due on July 29, 2008. Conditions precedent to the 120 day extension are:

a.	All accrued interest will be payable in our $0.001 par value common stock and valued at $.03 per share.

b.	An extension or “stand-still” fee of $50,000 will be payable in shares of our $0.001 par value common stock and valued at $0.03 per share. Shares to be issued are 1,666,667.

c.
We will pay management fees of $7,500 per month for four months, or $28,000, and the fees will be paid in shares of our $0.001 par value common stock and valued at $0.03 per share.  Total shares to be issued are 933,333.

d.
We re-set the existing convertible notes payable conversion price from $1.25 to $0.50 per share and we re-set the exercise prices of the two and three year warrants granted to the respective note holders from $1.25 to $0.60 per share and from $2.50 to $0.75 per share, respectively.

In May 2008, we negotiated settlements with each of the Company’s prior officers and their related companies (the “Party or Parties”).  There three prior officers are: (a.) John P. Gorst (“Gorst”), prior CEO (b.) M. Carroll Benton (“Benton”), prior CFO, and (c.) Asra Rasheed (“Rasheed”), prior Interim CEO and President.  The two related companies of the officers are: (a.) Insynq, Inc. (Gorst and Benton) and (b.) Nextrental, Inc. (Rasheed).  Significant terms of these settlements are:

a.	Gorst, Benton, Rasheed and Nextrental, Inc. will return a total of 2,557,334 shares of their respective outstanding shares of $0.001 par value common stock to the Company as treasury shares.

b.
Gorst, Benton and Rasheed will sell  approximately one-third of their respective outstanding shares of $0.001 par value common stock for $0.03 per share to a third party, Scorpion Capital LTD. Total number of shares of stock to be sold is 2,557,334.  Proceeds from the respective sales will be distributed to each party in three separate payments and the first installment is due upon execution of all three agreements.  The following two installments will be paid within thirty and sixty days, respectively, of the execution of the agreements.

c.	Gorst will immediately resign as a board member.

d.
All amounts due to the prior officers and their related companies as of the March 31, 2008 and through the date of this report will be settled in common stock and cash.  Approximately $205,000 is owed to these parties and these debts will be settled in full with the issuance of 1,420,000 shares of the Company’s common stock and cash payments aggregating $18,000.

e.	The prior officers hold among themselves a total of 1,250,000 fully vested options to purchase common stock at an exercise price of $0.50 per share. These options remain unchanged.

f.	Gorst and Benton each agreed to segregate 500,000 shares of their $0.001 par value common stock, which may be sold at approximately $0.10 per share to a Scorpion Capital Ltd.

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

(b) Changes in Internal Controls.

The Company maintains a system of internal controls that is designed to provide reasonable assurance that the books and records of the Company accurately reflect the Company’s transactions and that the established policies and procedures of the Company are followed. There were no significant changes to the internal controls of the Company or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation of such internal controls by the Interim Chief Executive Officer and the Interim Principal Accounting Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

1.  On October 17, 2007, we settled a lawsuit brought by Capital Group Communications, Inc. (“CGC”) against Gottaplay and the counter-suit by us against CGC was settled. The terms of the settlement provide that:

a.   We rescind the cancellation of the 2,000,000 shares (the "Settlement Shares") previously issued to CGC;

b.   CGC grant to Phillip Knight, a Company shareholder, or his assigns, the right, but not the obligation, to purchase the Shares in various increments through March 2008 for the total sum of $400,000.  The first tranche was purchased by Phillip Knight on November 13, 2007, leaving 1.5 million Shares;

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

Phillip Knight did not exercise his right to the remaining 1.5 million Shares; thereby, CGC is allowed to sell the remaining Shares as discussed in item d. above.

2.  In February 2008, IntegraClick, Inc. filed a claim against us for $62,075.  The claim was for unpaid services provided by them to us from May 2007 through August 2007.  We settled this claim in April 2008 for $$20,800.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On April 9, 2008, we were formally notified by the holders of eight secured convertible promissory notes that we were in default, and we had fifteen (15) days to remedy the default.  These notes and related accrued interest were due on March 31, 2008.  The principal due on the notes is $1,157,873 and the accrued interest is approximately $37,100.  In May 2008, we negotiated a 120 day extension, whereby the notes will be due no later than July 29, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

31.1    Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Reports on Form 8-K

On October 4, 2007 8-K filed in connection with stock sale of a subsidiary corporation, Donobi, Inc.

On October 17, 2007 8-K filed in connection with a settlement with Capital Group Communications.

On December 6, 2007 8-k filed in connection with the appointment of a new director.

On February 21, 2008 8-K filed in connection with the resignation of the chief executive officer and the interim chief financial officer and the appointment of interim chief executive officer and interim chief financial officer.

On April 21, 2008 8-K filed in connection with the resignation of interim chief executive officer, interim chief financial officer, president and secretary of the registrant and the appointment of interim chief executive officer and secretary of the registrant and the appointment of a new director.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-Q and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Garden City, State of New York, on May 20, 2008.

GOTTAPLAY INTERACTIVE, INC.

By: /s/ Matthew Skidell
Matthew Skidell
Interim Chief Executive Officer, Interim Chief Financial Officer,
Interim Principal Accounting Officer and Director

/s/ Matthew Skidell
Matthew Skidell
President

/s/ Mark H. Levin
Mark H. Levin
Director

/s/ Stephan P. Muller
Stephan P. Muller
Director

/s/ Matthew Skidell
Matthew Skidell
Director