Form 10-Q
period 2008-06-30
Gottaplay Interactive, Inc.
filed 2008-08-14
CIK 831232

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
UNITED STATES
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: JUNE 30, 2008

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

1000 TOWN CENTER, SUITE 180
TACOMA, WA 98422
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

The number of shares of $0.001 par value, common stock outstanding as of August 14, 2008 was 33,307,878.

Transitional Small Business Disclosure Format (Check One): Yes [   ] No [X]

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiaries
Consolidated Condensed Balance Sheets

	June 30, 2008 (Unaudited)	September 30, 2007

Assets

Current assets
Cash and cash equivalents	$26,889	$149,355
Account receivable	350,450	--
Prepaid expenses and other current assets	1,891	13,315
Total current assets	379,230	162,670

Fixed assets, net	547,221	764,973

Other assets
Deposits	3,614	11,225

Total assets	$930,065	$938,868

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$761,454	$638,289
Accounts payable – related party	90,750	27,500
Accrued liabilities	414,549	406,021
Deferred revenues	14,629	36,633
Notes payable	1,393,000	489,000
Convertible notes payable, net of discounts	1,157,873	953,220
Total current liabilities	3,832,255	2,550,663

Stockholders’ deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,307,898 and 31,319,565, respectively, shares issued and outstanding	33,307	31,319
Treasury stock	(379)	(379)
Additional paid-in capital	7,604,219	7,502,157
Common stock authorized, but unissued	--	4,300
Additional paid-in capital – treasury stock	230,614	230,614
Accumulated deficit	(10,769,951)	(9,379,806)
Total stockholders’ deficit	(2,902,190)	(1,611,795)

Total liabilities and stockholders’ deficit	$930,065	$938,868

The accompanying notes are an integral part of these consolidated condensed financial statements.

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007

Revenues	$105,939	$113,635	$897,333	$295,867
Cost of revenues	39,835	924,360	645,806	1,453,020
Income (Loss) before operating expenses	66,104	(810,725)	251,527	(1,157,153)

Operating expenses
Fulfillment	35,380	141,425	172,516	287,567
Technology and development	16,012	45,742	85,927	47,663
Advertising and marketing	400	117,725	12,075	225,403
General and administrative	197,917	315,481	799,674	1,958,557
Officers’ compensation	3,000	88,917	62,204	254,800
Related party expenses	32,558	43,727	99,238	134,895
Total operating expenses	285,267	753,017	1,231,634	2,908,885

Loss from operations	(219,163)	(1,563,742)	(980,107)	(4,066,038)

Other income (expense)
Interest income and other income	10	5,028	90	5,308
Other expense	(253)	--	(253)	--
Interest expense and financing costs	(79,774)	(293,481)	(409,875)	(614,102)
Total other income (expense)	(80,017)	(288,453)	(410,038)	(608,794)

Loss from continuing operations before
provision for income taxes	(299,180)	(1,852,195)	(1,390,145)	(4,674,832)

Provision for income taxes	--	--	--	--

Loss from continuing operations	(299,180)	(1,852,195)	(1,390,145)	(4,674,832)

Loss from discontinued operations,
net of $-0- for income taxes	--	(161,869)	--	(273,865)

Net Loss	$(299,180)	$(2,014,064)	$(1,390,145)	$(4,948,697)

Weighted average number of common shares outstanding	33,307,898	30,749,726	33,210,465	30,712,640

Net loss per common shares outstanding from continuing operations	$(0.01)	$(0.06)	$(0.04)	$(0.15)
Net loss per common shares outstanding from discontinued operations	--	(0.01)	--	(0.01)

Net loss per common shares outstanding, basic and diluted	$(0.01)	$(0.07)	$(0.04)	$(0.16)

       The accompanying notes are an integral part of these consolidated condensed financial statements.

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiaries
Consolidated Condensed Statement of Stockholders’ Deficit  (Unaudited)
Nine months ended June 30, 2008

	Common Stock		Treasury Stock
	Shares	Amount	Amount	Additional Paid in Capital	Additional Paid-In Capital	Common Stock Authorized but Unissued	Accumulated Deficit	Total Stockholders’ Deficit

Balance at September 30, 2007	31,319,565	$31,319	$(379)	$230,614	$7,502,157	$4,300	$(9,379,806)	$(1,611,795)

Issuance of shares of common stock previously authorized but unissued	8,333	8	--	--	4,292	(4,300))	--	--

Recission of cancelled shares of common stock pursuant to settlement agreement	2,000,000	2,000	--	--	(2,000)	--	--	--

Cancellation of shares of common stock	(250,000)	(250)	--	--	250	--	--	--

Issuance of common stock for services	80,000	80	--	--	32,170	--	--	32,250

Issuance of common stock for debt	150,000	150	--	--	67,350	--	--	67,500

Net loss for the nine months ended, June 30, 2008	--	--	--	--	--	--	(1,390,145)	(1,390,145)

Balance at June 30, 2008	33,307,898	$33,307	$(379)	$230,614	$7,604,219	$--	$(10,769,951)	$(2,902,190)

The accompany notes are an integral part of this consolidated condensed financial statement.

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiaries
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine months ended June 30,
	2008	2007
Increase (Decrease) in Cash
Net loss from continuing operations	$(1,390,145)	$(4,674,832)
Adjustments to reconcile net loss to cash (used) in operating activities:
Depreciation	246,291	309,894
Amortization of discounts	204,653	529,507
Share–based compensation for services rendered	32,250	256,390
Basis of abandoned leasehold improvements	253	--
Amortization of prepaid expenses	--	1,200,000

Changes in assets and liabilities:
Account receivable	(350,450)	--
Accounts payable	123,165	162,307
Accounts payable – related parties	63,250	(4,722)
Accrued liabilities	76,028	156,361
Deferred revenue	(22,004)	33,130
Prepaid expenses and other current assets	19,035	(12,622)
Net cash (used) in operating activities	(997,674)	(2,044,587)

Cash flows from investing activities:
Purchase of video game library	(28,792)	(443,878)
Cash paid to merger company	--	(160,000)
Purchase of fixed assets	--	(70,337)
Deposit on leased facilities	--	(14,177)
Net cash (used) in investing activities	(28,792)	(688,392)

Cash flows from financing activities:
Proceeds from notes and loans payable	1,192,500	30,000
Proceeds from convertible notes payable	--	921,825
Payments on notes payable	(288,500)	(200,875)
Proceeds from exercise of warrants	--	100,000
Proceeds from stock subscription units	--	2,285,000
Payments for commission due on stock subscription units	--	(163,500)
Purchase of treasury stock	--	(7,500)
Net cash provided by financing activities	904,000	2,964,950

Cash flows from discontinued operations:
Operating activities	--	(118,266)
Investing activities	--	(3,904)
Financing activities	--	(67,784)
Net cash (used) in discontinued operations	--	(189,954)

Net (decrease) increase in cash	(122,466)	42,017
Cash at beginning of period	149,355	61,130

Cash at end of period	$26,889	$103,147

Supplemental disclosures and non-cash investing and financing activities - see Note 11.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2008

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

Business Operational Changes

Since the beginning of its current fiscal year, the Company has consolidated and simplified its distribution operations, and,  completely restructured its management and administrative roles and responsibilities.  During this fiscal year, the Company has closed three distribution centers and one administrative office.   Currently, the Company has four employees in which to conduct the day-to-day business affairs and its operational activities.

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

A.
Subscriptions.  The Company offers a ten-day free subscription trial.  At any time during the initial ten-day period, a new subscriber has the right to rescind their trial period agreement.  If the subscriber does not cancel during the ten-day period, the Company will then charge his/her credit card account according to the plan selected by the subscriber, and until the subscriber cancels his/her subscription. The Company recognizes subscription revenue ratably during each subscriber’s monthly subscription period. For financial reporting purposes, the Company allocates subscription fees over the number of days in the month for which the fee was charged and will record deferred revenue at month end for subscription fees received, but not yet earned, which will be fully recognized in the following month.  The Company recognized $14,629 of deferred revenues as of June 30, 2008.   All authorized refunds to subscribers are recorded as a reduction of revenues.

B.
Retail/Wholesale. The Company sells previously owned DVD games and recognizes revenue from these sales upon shipment of the product, at which time, the title and risk of loss transfer to the customer.  Because sales of this category first occurred during its second quarter ended March 31, 2008, there is no history of bad debts.  Accordingly, no allowance for doubtful accounts has been recorded.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2008

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

Concentrations

The Company maintains its cash in a bank deposit account, which at time may exceed the federally insured limits.  The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents. Collectibility is evaluated on an individual customer basis taking into consideration financial position, independent credit evaluations and payment terms.

As of and for the nine months ended June 30, 2008, the Company had one customer who accounted 100%, or $465,450, of the DVD sales.  At June 30, 2008, this United States customer owes the Company $350,450 and is classified as an account receivable.  The Company believes it is not at risk on this account and the full amount is collectible.

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

The following securities were not included in the computation of diluted net loss per share of common stock at June 30, 2008 as their effect would have been anti-dilutive:

Options granted to purchase shares of common stock	2,207,000
Warrants granted to purchase shares of common stock	6,982,396
Convertible notes payable into shares of common stock	926,298
10,115,694

See also Notes 9 and 12.

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

Recent Authoritative Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued two new statements: (a.) SFAS No. 141(revised 2007), “Business Combinations”, and (b.) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated condensed financial statements.

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

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which the effectiveness was delayed by FSP SFAS 157-2, on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133 ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its consolidated condensed financial statements.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The Company does not believe SFAS 162 will have a significant impact on the Company’s consolidated condensed financial statements.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2008

Note 3 - Going Concern and Management’s Plan

The Company's consolidated condensed financial statements as of and for the nine months ended June 30, 2008 have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company recorded a net loss of $1,390,145 from continuing operations and $997,674 of negative cash flows for the nine months ended June 30, 2008. The Company has a working capital deficit of $3,453,025 and a stockholders’ deficit of $2,902,190 at June 30, 2008.  As of June 30, 2008, the Company’s working capital deficit may not enable it to meet certain financial objectives as presently structured.

As of the date of this report, the Company is in default on $1,393,000 on various secured and unsecured notes payable and approximately $202,400 of accrued interest related to these defaulted notes. Company management is presently negotiating with the holders of these obligations to secure additional time to pay off these obligations.

Subscription revenue from the on-line DVD game rentals has dropped from approximately $69,700 for the month of October 2008 to approximately $31,200 for the month of June 2008. There has been a consistent nine month trend of more subscribers dropping the rental service than signing up new subscribers.

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

Note 5 – Revenues and Account Receivable

The following table is a breakdown of the Company’s revenues:

	Three months ended:		Nine months ended:
	2008	2007	2008	2007
Revenues
Subscriptions	$105,939	$113,635	$431,883	$295,867
Sales of DVD’s	--	--	465,450	--
Total	105,939	113,635	897,333	295,867

Cost of Revenues
Subscriptions	39,835	924,360	210,806	1,453,020
DVD’s	--	--	435,000	--
Total	39,835	924,360	645,806	1,453,020

Income (Loss) before operating expenses
Subscriptions	66,104	(810,725)	221,077	(1,157,153)
DVD’s	--	--	30,450	--
Total	$66,104	$(810,725)	$251,527	$(1,157,153)

At June 30, 2008 and as of the date of this report, the Company has one customer account receivable totaling $350,450.

Note 6 – Fixed Assets

The following is a summary of fixed assets and related accumulated depreciation and amortization at:

	June 30, 2008	September 30, 2007

Video game library	$588,534	$579,949
Software	661,625	661,625
Equipment and other	46,404	46,404
Computers and related	37,045	37,045
Leasehold improvements	--	8,795
	1,333,608	1,333,818
Less: accumulated depreciation
and amortization	786,387	568,845

Fixed assets, net	$547,221	$764,973

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2008

Note 7 – Accrued liabilities

The following table is a summary of accrued liabilities at:

	June 30, 2008	September 30, 2007

Interest	$261,938	$189,095
Other accrued liabilities	61,718	101,330
Wages and related burden	81,162	106,851
Business taxes	9,731	8,745

Total accrued liabilities	$414,549	$406,021

Note 8 – Notes Payable

The Company had the following promissory notes at June 30, 2008 and are classified as a current liability.  Pertinent details of the notes are summarized below:

		Rate of
	Collateral	Interest	Due Dates / Status	Comments	Principal Due

1.	No	14%	In Default as of 7-3-08	Ten Notes Payable	$1,005,000
2.	No	14%	In Default	Note Payable	250,000
3.	No	18%	In default	Note Payable	95,000
4.	Yes	18%	In default	Note Payable	28,000
5.	No	18%	In default	Note Payable	15,000

		Total			$1,393,000

Note 9 – Convertible Notes Payable

The Company has eight secured convertible notes payable which total $1,157,873. These notes bear interest at 9% per annum and each investor was granted a pro-rata security interest in all the Company’s assets.  The notes, plus related accrued interest,  were originally due on March 31, 2008.  In May 2008, the notes were extended to August 15, 2008. Conditions precedent to the extension were:

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

d.
The existing convertible notes payable conversion price will be re-set from $1.25 to $0.50 per share. Originally, the notes were convertible into 926,298 shares of stock.  Under the new terms, the notes are convertible into 2,315,746 shares of common stock.

e.
The Company agreed to reset the exercise prices of the two year warrants (926,298) and the three year warrants (926,298) previously issued to the note holders from $1.25 to $0.60 per share and from $2.50 to $0.75 per share, respectively.

The Company has not issued the shares of stock, nor reset the conversion price of the notes and the exercise prices of the warrants as of June 30, 2008.  Total shares of common stock to be issued in consideration for items a, b and c above will be approximately 3,684,100 shares.

For the nine months ended June 30, 2008, the Company recorded discounts on these convertible notes payable totaling $204,653, which equaled the fair value of the warrants granted, as determined using the Black-Scholes Option Pricing Model.  The unamortized balance at June 30, 2008 is $0.00.  Discounts were recognized and amortized ratably over the term of each convertible note payable.

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

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)
June 30, 2008

Options and Warrants

Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods; expected volatility ranging from 110.19% and 177.17%; risk-free interest rates ranging from 3.07% and 3.73%; and, expected lives ranging from one month to eight years.

A summary of the Company’s stock awards for options and warrants as of June 30, 2008 and changes for the nine months ended June 30, 2008 is presented below:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding, September 30, 2007	8,939,396	$1.53	$1.53
Granted	250,000	1.00	1.00
Exercised	--	--	--
Expired/Cancelled	--	--	--
Outstanding, June 30, 2008	9,189,396	$1.52	$1.52
Exercisable, June 30, 2008	9,189,396	$1.52	$1.52

The following table summarizes information about the Company’s outstanding stock options and warrants at June 30, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$.00 - 0.50	2,207,000	$.50	7.64	2,207,000	$.50
.50 – 1.00	575,000.60		.22	575,000.60
1.01 – 1.50	3,466,298	1.49	.52	3,466,298	1.49
1.51 – 2.50	2,941,098	2.50	.67	2,941,098	2.50
	9,189,396		2.67	9,189,396

See also Note 12 – Contingencies and Commitments.

Note 11 – Supplemental Cash Flows Information

Non-Cash Investing and Financing

Supplemental disclosures of non-cash investing and financing activities are summarized as follows:

	Nine months ended June 30,
	2008	2007

Issuance of common stock for accrued liabilities and professional services	$67,500	$240,000
Issue common stock for redemption of convertible notes payable	--	120,000
Rescission of 2.0 million shares of canceled stock at par value (See also Note 9.)	2,000	--
Cancellation of 250,000 shares of 500,000 shares (See also Note 9.)	(250)	--
Allocation of discount for value of warrants issued with notes payable	--	1,004,525
Charge unamortized portion of prepaid services to paid-in-capital and cancel
2 million shares of common stock underlying services due to non-performance	--	1,250,000
Convert note payable, loans and accrued interest into secured convertible
note payable	--	356,048
Issue common stock for inducement to merge	--	561,000
Discontinued operations	--	733,919

	Nine months ended June 30,
Cash Paid for Interest and Taxes	2008	2007

Interest	$124,559	$--
Taxes	--	--
Discontinued operations (interest)	--	20,927

Note 12 – Contingencies and Commitments

Settlements with Prior Officers and Their Related Companies

In May and June 2008, the Company negotiated settlements with each of the Company’s prior officers and their related companies (the “Party or Parties”).  There are three prior officers and two related companies of the officers involved with three comprehensive settlement agreements.  Significant terms of these settlements are:

a.	The three prior officers and one related company will return a total of 2,560,000 shares of their respective outstanding shares of $0.001 par value common stock to the Company as treasury shares.

b.
One officer and one related corporation will receive 560,000 shares of common stock in settlement of a defaulted promissory note and accrued interest totaling approximately $72,500 and all other amounts due the prior officer which total approximately $3,700.

c.	A prior officer, also a current board member, will resign his position as director.

d.
All amounts due the respective parties as of  June 30, 2008 and through the date of this report will be settled in common stock and cash.  Approximately $210,300 was due to these parties as of June 30, 2008. These debts will be settled in full with the issuance of 1,580,000 shares of the Company’s common stock and cash payments aggregating $18,000. In June 2008, the Company paid $1,000 to one of the parties as a goodfaith effort to settle these agreements.

As of June 30, 2008, and as of the date of this report, the Company has not executed on any aspect of any settlement agreement with its prior officers, except for the $1,000 payment discusssed above in item e.

Wages, Expenses and Other Claim by Former Employee

The Company was recently notified by a State that a former employee filed with their State of residence a claim for unpaid wages, expenses and other items totaling $70,160.  The Company believes that this claim is substantially without merit and intends to vigorously defend against it.

Account Payable Settlement

In June 2008, the Company settled a trade account payable totaling $8,935 for 89,345 shares of common stock.  As of the date of this report, these shares have not been issued.

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

Application of Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations as of and for the three and nine month periods ended June 30, 2008 are based upon our reviewed consolidated condensed financial statements.  As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available.  We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting periods.  These estimates and assumptions relate to such items as the methods and terms of depreciation and amortization, realization of assets, the expected term of subscriber relationships, accruals and other factors.  We evaluate these estimates and assumptions on an ongoing basis.  Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

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

We classify our revenues into the following two categories:

A.
Subscriptions.  We offer a ten-day free subscription trial.  At any time during the initial ten-day period, a new subscriber has the right to rescind their trial period agreement.  If the subscriber does not cancel during the ten-day period, we will then charge his/her credit card account according to the plan selected by the subscriber, and until the subscriber cancels his/her subscription. We recognize subscription revenue ratably during each subscriber’s monthly subscription period.  For financial reporting purposes, we allocate subscription fees over the number of days in the month for which the fee was charged and will then record deferred revenue at month end for subscription fees received, but not yet earned, which will be fully recognized in the following month.  The Company recognized $14,629 of deferred revenues as of June 30, 2008.   All authorized refunds to subscribers are recorded as a reduction of revenues.

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

Loss Per Common Share

We compute basic and diluted loss per share of common stock by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the respective reporting period.  However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the three and nine months ended June 30, 2008 and 2007, respectively, because their effect would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to the previously reported amounts to conform to our Company's current year presentation.

Recently Issued Authoritative Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  We are in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and do not anticipate that the adoption of these standards will have any impact on its consolidated condensed financial statements.

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

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which the effectiveness was delayed by FSP SFAS 157-2, on our consolidated financial position and results of operations.

In March 2008, FASB the issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133 ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe that SFAS No. 161 will have a material impact on our consolidated condensed financial statements.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  We do not believe SFAS 162 will have a significant impact on our consolidated condensed financial statements.

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

Since the beginning of our current fiscal year, we have consolidated and materially restructured our operations in an effort to reduce overhead and expenses.   During this last quarter, we have closed three distribution centers and an administrative office.   As of July 31, 2008 we have four employees in which to conduct our day-to-day business affairs.  We believe these strategic moves to close and consolidate our operations will 105,939reate a more cost effective and efficiently run business.

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

Revenue

A. Subscriptions

On-line video game rental revenue for the quarter ended June 30, 2008 was $105,939 as compared to $147,140 for quarter ended March 31, 2008 and $178,803 for quarter ended December 31, 2007.  Our quarterly sales have declined by approximately $72,864 or 40.8% over our first quarter ended December 31, 2007.  Our monthly sales have dropped from a high of $66,235 in October 2007 to a low of $31,251 in June 2008.  We have had nine consecutive months of decreasing sales and subscriber enrollments. We expect this downward sales and enrollment trend to continue through the fourth quarter of our 2008 fiscal year.  Unless we are able to purchase new releases to re-build our library with contemporary titles quickly and market our business effectively, our revenues will continue to suffer.

Our current year-to-date sales total $431,883.  For the same period one year ago, we reported $295,867, representing a net increase of $136,016, or 45.9% increase.  Although our current nine-month sales results are better than the same period one year ago, the year-to-date revenues are significantly less than what we had forecasted in our business plan.  Our current fiscal year monthly sales are decreasing at an average rate of 10.1% per month.

We believe that the following factors have contributed significantly to our poor revenue results: (a.) the current state of the depressed national economy, (b.) our lack of capital to purchase the latest versions and new releases for our library, and (c.) not adequately advertising and marketing our business to attract new subscribers.

B. Wholesale Sales

We reported $465,450 of DVD sales in our second quarter ended June 30, 2008. These sales were to one customer. Our margin was 7%.

Costs and Expenses

Cost of Revenues

A. Subscriptions

Costs of subscription revenues include all costs in the production of these revenues which includes such key items such as video game depreciation, shipping materials and credit card fees.  Total cost of these revenues for the nine months ended June 30, 2008 and June 30, 2007 was $210,806 and $1,453,020, respectively.

There are several reasons for the net decrease in our current nine month period over the same prior year’s period.  Of significance, is the elimination of our overall costs attributed directly to not engaging and paying a bounty to various marketing affiliates for potential customer acquisitions.  This savings amounted to approximately $984,420. The other expenses in this category decreased approximately of $257,794.

Any increase/decrease in these expense items, other than depreciation, is generally a direct function of the number of our active subscribers, and, the number of times each month the subscriber will place an order and return a game.

B. Wholesale Sales

We purchased $435,000 of previously used DVD’s from three vendors and sold 100% of this inventory to one customer.  At June 30, 2008, we do not have any inventory on hand for sale.

Fulfillment

This category of expense is primarily comprised of those support services for the distribution of video games to subscribers/customers which includes distribution centers’ facility costs, independent contractor fees, certain communications’ expenses and certain wages and related burden.  The total cost of fulfillment for the nine months ended June 30, 2008 and 2007 was approximately $172,516 and $287,567, respectively.  Because we have been experiencing a steep decline in our sales and our subscriber base, we closed three distribution centers and an administrative office during this quarter ended June, 30, 2008.  We have consolidated all our operations into one distribution center located in Kansas City, MO.  We believe this effort will lead to logistical efficiencies and economies of scale.

Technology and Development

This category is primarily comprised of expenses for maintaining our website, website enhancements and backend software maintenance.  These costs are reasonable and comparable for each period reported and within our forecast.

Advertising and Marketing

Because of the lack of working capital, we have restricted advertising and marketing to a minimum this fiscal year.

General and Administrative Expenses

General and administrative expenses include Federal and State employer and business taxes, various compliance expenses and licenses, professional fees, certain wages and burden, and other unallocated expenses.  Total expense for this category for the nine months ended June 30, 2008 and 2007 was $799,674 and $1,958,557, respectively.  Of significance, the principal reason for the decrease reported this nine month period over the same period one year ago is because of  $1,440,000 of the amortization of prepaid expenses recognized that did not recur in our current fiscal period.

Other category expenses that impacted this period over the prior year’s comparable period were: (a.) amortization of software - increased approximately $52,750, and (b.) professional and legal fees - increased approximately $50,155. The other expense items making up this category were within expectations of management.

Financial Condition, Liquidity and Capital Resources

Our consolidated condensed financial statements as of and for the nine months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended June 30, 2008, we had a net loss of $1,390,145 and negative cash flows from operations of $997,674.  At June 30, 2008, we had a working capital deficit of $3,453,025, and a stockholders’ deficit of $2,902,190. Because of our significant working capital deficit at June 30, 2008 and the other unfavorable factors discussed herein, we may not be able to meet certain current financial objectives as presently structured.

We had a cash balance of $26,889 at June 30, 2008. We finance our operations and capital requirements primarily through private debt and equity offerings. Between Jan and March 2008, we raised $1,110,000 from twelve accredited investors in the form of 120 day, 14%, unsecured notes payable. These funds were used to pay off certain debts and fund our day-to-day operations. Our recent operating results give rise to concerns about our ability to generate cash flow from operations sufficient to sustain ongoing viability.  During the latter half of 2007, we initiated and implemented severe cost controls and focused on: (a.) reducing and/or eliminating certain general and administrative expenses, (b.) eliminating certain distribution centers and staff, (c.) and, curtailing certain marketing and advertising campaigns. We have benefited from these adjustments. However, a direct result of these changes has been the continual decline of the subscriber base.  Therefore, in order to sustain our business operations, we will have to continue raise more money from in the form of debt and/or of equity instruments, and increase our subscriber base and sales quickly.

At June 30, 2008:  (a.) the book value of our outstanding common stock was a negative  $0.09 per share, (b.) our current ratio was .10, and (c.) our cash to debt ratio was .01.  As of July 3, 2008, we are in default on a total of $1,393,000 notes payable, plus the related accrued interest of $202,400.  As of June 30, 2008, approximately 88% of our accounts payable are past due.  We also anticipate continued substantial negative cash flows from operations.  The results of these fundamental financial ratios, plus our excessive debt, our inability to service our obligations timely and our negative cash flows from operations are not acceptable and are strongly indicative we will have to improve our performance very quickly if we expect to stay in business.

Our continuation as a going concern is dependent on our ability to resolve the default discussed above, to grow revenues, obtain additional equity and/or financing, and, generate sufficient cash flow from operations to meet our obligations on a timely basis.  The aforementioned consolidated condensed financial statements, as of and for the periods ended June 30, 2008, do not include any adjustments that might result from the outcome of these uncertainties.

On April 9, 2008 we were notified by the holders of eight secured convertible promissory notes, totaling $1,157,873, that we were in default. These notes and related accrued interest were due on March 31, 2008.  In May 2008, we negotiated an extension to pay off these notes.  These notes are due on August 15, 2008. Conditions precedent to the extension are:

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

d.
We are required to reset the existing convertible notes payable conversion price from $1.25 to $0.50 per share and we have to reset the exercise prices of the two and three year warrants granted to the respective note holders from $1.25 to $0.60 per share and from $2.50 to $0.75 per share, respectively.

As of the date of this report, we have not: (a.) issued the stock, (b.) reset the conversion price of the convertible notes, and (c.) reset the exercise prices of the warrants.  We expect to complete these requirements within the next 60 days.

In May and June 2008, we negotiated settlements with each of the Company’s prior officers and their related companies (the “Party or Parties”).  The three prior officers are: (a.) John P. Gorst (“Gorst”), prior CEO (b.) M. Carroll Benton (“Benton”), prior CFO, and (c.) Asra Rasheed (“Rasheed”), prior Interim CEO and President.  The two related companies of the officers are: (a.) Insynq, Inc. (Gorst and Benton) and (b.) Nextrental, Inc. (Rasheed).  Significant terms of these settlements are:

a.	Gorst, Benton and Rasheed will return a total of 2,560,000 shares of their respective outstanding shares of $0.001 par value common stock to the Company as treasury shares.

b.	Gorst will resign his position as a board member.

c.
All amounts due to the prior officers and their related companies as of the June 30, 2008 and through the date of this report will be settled in common stock and cash.  Approximately $210,300 is owed to these parties and these debts will be settled in full with the issuance of 1,580,000 shares of the Company’s common stock and cash payments aggregating $18,000. In June 2008, we paid $1,000 to Insynq, Inc. as a good faith gesture that we intend to settle Insynq’s and the other parties’ agreements.

d.
Rasheed and Nextrental will receive 560,000 shares of common in the complete settlement of a past due promissory note and the accrued interest and all amounts due Rasheed.  Total principal and interest due Nextrental at June 30, 2008 is approximately $72,500.  Rasheed was owed approximately $3,700.

We were recently notified by the State of California that a former employee of ours filed a claim for unpaid wages, expenses and other money due aggregating $70,160.  We believe this claim is substantially without merit and we intend to vigorously defend against if.

In June 2008 we settled a trade account payable totaling $8,935 for 89,345 shares of common stock.  As of the date of this report, we have not issued the shares, but expect the issuance to be completed within the next sixty days.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

1.  On October 17, 2007, we settled a lawsuit brought by Capital Group Communications, Inc. (“CGC”) against Gottaplay and the counter-suit by us against CGC was settled. The terms of the settlement provide that:

a.   We rescinded the cancellation of the 2,000,000 shares (the "Settlement Shares") previously issued to CGC;

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

2.  In February 2008, IntegraClick, Inc. filed a claim against us for $62,075.  The claim was for unpaid services provided by them to us from May 2007 through August 2007.  We settled this claim in April 2008 for $20,800.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 17, 2007, we rescinded the cancellation of 2,000,000 shares of common stock pursuant to the settlement agreement as discussed in Item 1. above.

On October 17, 2007 and December 21, 2007, we issued 5,000 and 5,000 shares of common stock, respectively, to Uptick Capital, LLC, for advisory services rendered, pursuant to a July 10, 2007 consulting agreement.  The stock issuances were valued at its fair market value of $0.40 and $0.45 per share, respectively.

On October 22, 2007, we issued 75, 000 shares of common stock to Douglas B. Rapoport for business services rendered. The stock was issued with a fair market value of $0.40 per share

On November 26, 2007, we issued 3,333 shares of common stock to The Lexicomm Group (“Lexicomm”) pursuant to a March 15, 2007 consulting agreement.  The stock was issued at its fair market value of $0.69 per share.

On December 18, 2007, we issued 150,000 shares of common stock to our legal counsel, deCastro, PC, under terms of an August 7, 2007 engagement letter.  The fair market value of the stock was $0.45 per share.

On December 21, 2007, we cancelled 250,000 shares of common stock pursuant to the settlement discussed in Item 1. above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of July 3, 2008 we are in default on ten promissory notes, totaling $1,005,000. These notes were issued in January, February and March  2008 and were due within 120 days of their issuance.  We are currently negotiating an extension for each note.

As of June 30, 2008, a total of $388,000 of notes payable are past due.  Of this amount, $28,000 is part of an officer settlement agreement  discussed previously.

In April 9, 2008, we were formally notified by the holders of eight secured convertible promissory notes that we were in default, and we had fifteen (15) days to remedy the default.  These notes and related accrued interest were due on March 31, 2008.  The principal due on the notes is $1,157,873 and the accrued interest is approximately $37,100.  In May 2008, we negotiated a 120 day extension, whereby the notes will be due no later than August 15, 2008.

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements for filing on Form 10-Q and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Garden City, State of New York, on August 14, 2008.

GOTTAPLAY INTERACTIVE, INC.

By: /s/ Matthew Skidell
Matthew Skidell
Interim Chief Executive Officer, Interim Chief Financial Officer,
Interim Principal Accounting Officer and Director

/s/ Matthew Skidell
Matthew Skidell
President

/s/ Mark H. Levin
Mark H. Levin
Director

/s/ Stephan P. Muller
Stephan P. Muller
Director

/s/ Matthew Skidell
Matthew Skidell
Director

/s/ John P. Gorst
John P. Gorst
Director