Form 10KSB
period 2008-09-30
Gottaplay Interactive, Inc.
filed 2009-01-12
CIK 831232

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
UNITED STATES
FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________TO _________________

COMMISSION FILE NUMBER 33-20783-D

GOTTAPLAY INTERACTIVE, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA	20-1645637
(State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification No.)

64 Commercial Avenue
Garden City, New York	11530
(Address of principal executive offices)	(Zip Code)

(800) 826-2379
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: None

COMMON STOCK, PAR VALUE $.001 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

The Registrant’s revenue for its most recent fiscal year: $975,495.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of December 31, 2008 on the OTC Bulletin Board, was: $597,609.

As of December 31, 2008 there were 39,840,574 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Annual Report on Form 10-KSB.

PART I

Item 1.	Description of Business.

We are an on-line video game rental subscription business dedicated to providing customers with a quality rental experience through our web site, www.gottaplay.com. The service is an alternative to store based gaming rentals. We seek to provide our customers with a large selection of video game rental choices on a monthly subscription basis. Customers can sign-up via our web page to rent and/or buy video games of their choice. Once they have made their selection(s), the titles are then shipped to the customer via first class mail. Active subscribers can retain the games for an indefinite amount of time as long as they are active paying subscribers. Customers can exchange their selections at anytime by returning their game(s) in our pre-paid and pre-addressed envelope. We also offer gamers a trading platform in which to they can trade their personal games among other subscribers. We also have purchased and wholesaled previously owned games.

History of the Company

Gottaplay Interactive, Inc. (the “Company”) was formed in Nevada in July 2004 under the name of Donobi, Inc. and is the successor to H-NET.NET, Inc., which was formed under the laws of Colorado in May 1986. On July 24, 2006, pursuant to a Merger Agreement (the “Agreement”), Gotaplay Interactive, Inc. (“Gotaplay”), a privately held Nevada corporation, merged with Donobi, Inc. In accordance with the Agreement, the Registrant (a) completed a one for 6 reverse stock split; (b) issued 17,744,618 post-reverse split shares of common stock to the former stockholders of Gotaplay; (c) amended the Articles of Incorporation by changing the name of the Registrant from Donobi, Inc. to Gottaplay Interactive, Inc.; and, (d) except for William M. Wright, III and Norm Johnson, the directors of the Registrant resigned and the three former directors of the Gotaplay were elected to the board of directors of Registrant. As a result of the Merger, voting control changed and, except for Mr. William M. Wright, III, who remained as Chief Operating Officer, the other current officers resigned and were replaced by Officers selected by Gotaplay’s management (see “Directors and Executive Officers”).

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

Donobi, was our wholly-owned subsidiary, commonly referred to as the Internet service provider (“ISP”) business (“Donobi”) with operations in Washington, Oregon and Hawaii. It offered Internet connectivity to individuals, multi-family housing, businesses, organizations, educational institutions and government agencies. Donobi provided high quality, reliable and scalable Internet access, web hosting and development, equipment co-location, and networking services to underserved rural markets. Donobi’s overall strategy was to become the dominant Internet service provider for residents and small to medium-sized businesses within certain rural and semi-rural areas in the United States.

We are headquartered at 64 Commercial Avenue, New York 11530 and our telephone number is (800) 826-2379. We maintain an Internet site on the World Wide Web (“WWW”) at www.gottaplay.com. Information contained on our Web site is not and should not be deemed to be a part of this Form 10-KSB.

Industry Overview

According to a 2008 study by the Entertainment Software Association (“ESA”), an association exclusively dedicated to serving the business needs of companies that produce and publish computer and video games for game consoles, personal computers and the Internet, the following ESA recent statistics are about the gaming industry:

•

U.S. combined computer and video games sales grew approximately 28% in 2007 to $9.5 billion over $7.4 billion recorded in 2006. Sales in 2007 were more than triple the overall industry sales since 1996.

•	Video game sales for 2007 and 2006 were approximately $8.64 billion and $6.46 billion, respectively, or an impressive increase of 33.7%.

•	Sixty-five percent of American households play computer and/or video games.

•	Average age of a gamer is 35 years and that person has been playing for 13 years; 49% of the gamers are age 18 to 49 years; 26% are over 50 years old; and, 25% of the gamers are under 18 years old.

•	Forty percent of game players are women.

•	Twenty-six percent of Americans over age 50 played video games, an increase of 9 percent over 1999.

•	Thirty-six percent of heads of households play games on a wireless device, such as a PDA or cell phone, up from 20 percent in 2002

•	Sixty-three percent of parents believe games are a positive part of their children’s lives.

•	Ninety-four percent of game players under the age of 18 report that their parents are present when they purchase and/or rent games.

•	Among the most frequent gamers are adult males with an average of 15 years of gaming, whereas women averaged of 12 years of gaming.

In October 2008, video game sales jumped 18 percent, per the market research firm NPD Group.

Combined video game software sales and rentals in the United States increased 23.7% in 2007 as reported by Jupiter Research.

From all indicators and market analyses, the videogame industry, both in terms of sales and rental revenues, appears to be somewhat resistant to the gloom enveloping the rest of the national economy and extremely strong to continue its niche and growth in the entertainment market. It seems clear that interactive entertainment is a great value in a down economy because it allows those persons playing games to be “entertained at home” as compared to a more expensive alternative to “going out”.

Sales of video games and consoles continue to be hot selling items. GameStop Corporation, the largest stand-alone retailer in the world, predicts a conservative growth rate between 10 to 15 percent next year, an excellent growth in sales even in our repressed economy.

Accordingly, based on all available industry data and studies, we believe all indicators point to a long-term, incremental increase in video game usage and continued popularity. Our company has positioned itself to attract new and existing gamers by offering three cost-effective rental pricing programs as an alternative to buying the newest and expensive releases.

Trends and Developments

The “on-line video game rental” market is increasing as more next generation platforms are being introduced to the market. A result of the introduction of new consoles, the retail cost of new game purchases has increased. Consumers now prefer to rent and try new release games before they invest in the actual purchase. In addition, Internet users continue to utilize the Internet as a primary venue for spending their entertainment dollars and accessing websites to service their needs. This trend can be documented with the increasing popularity of on-line movie rentals shipped via the United States Postal Service (“USPS”). Consumers are now finding the use of the Internet to facilitate instant, convenient and secure access to various and affordable services and products, and not spend their valuable time in their vehicle to pick up and return a product, such as a video game. Delivery of these products is to their front door via the USPS. This type of delivery service is expected to grow substantially over the next several years due its convenience and cost savings to the end user, our video game subscriber.

The video game operation’s known external market trends have been limited due to the fact that the business in which we operate is an emerging segment within the on-line industry. However, these trends are generally limited to competition from well established retailers and newly formed on-line game rental companies. There may be a negative impact to our operations due to the seasonal availability of popular game titles, and therefore, revenues and inventory costs tend to increase during the latter part of the calendar year due to the holiday season. We also believe that there could be a negative impact on the operations of our company due to a lack of titles from certain suppliers. In addition, the introduction of new gaming platforms can create scarcity of game titles resulting in subscriber dissatisfaction and higher costs associated with the limited available titles. Certain games may not be available due to high consumer demand of a specific title or a lack of the required capital to purchase enough units of high demand games to fill customer requests. If we are not successful in raising the capital or establishing a credit line, these purchases, more likely than not, will not meet our projections and the anticipated.

Business Overview

We are providing approximately 985 active subscribers monthly access to a comprehensive library of approximately 3,900 gaming titles, spanning six of the most popular gaming consoles. We have multiple subscription plans, which allow subscribers to have one to three titles out at the same time with no due dates, late fees or shipping charges. In addition to our standard plan, we offer other service plans with different price points that allow subscribers to keep either fewer or more titles at the same time. Aided by our subscriber rating system, subscribers select titles on our web site, receive them by first-class mail, which are returned by them at their convenience using our prepaid mailers. Once a title has been returned, we mail the next available title in the subscriber’s queue.

We utilize proprietary technology developed internally to manage the processing and distribution of our comprehensive library of games from our distribution center (“DC”) located in the State of New York. Game Distribution Software (“GDS”) is a network of administrative functions including order fulfillment, inventory forecasting and procurement, inventory control, billing and customer service. If we eventually need more distribution centers, our GDS network is capable of communicating with each DC to determine which games can be sent out to subscribers enabling maximum usage of on hand inventory throughout the entire company, which in turn reduces the amount of inventory purchases that we need to make. This propriety software has an automated process of tracking and routing titles to and from any DC, if we had more than one, and would allocate order responsibilities among them. Our GDS software also provides us with the opportunity to scale up our operations quickly at any given time.

Currently, we have one DC, whereas in the past we had several DC’s strategically located throughout the United States. All but the New York distribution center have been closed due to cost containment and reducing our overhead.

Games are shipped throughout the United States from our distribution center in New York by the United States Postal Service (“USPS”). All games are mailed first class. Games can take from one to nine days to reach subscribers, depending on their address. Slow delivery of games, popular games constantly out of stock, games sent that are damaged, to the wrong address, are critical barriers to overcome. It is difficult to add new members and retain existing subscribers if problems like these described continue without short-term resolution.

Today, we primarily promote our service to consumers through the internet via our website and various search engines. We do not have a formal marketing and advertising program at this time. We are in the process of developing this very important element of a successful company. We plan to utilize the various mediums such as television spots, magazine and newspaper insertions, college campus alliances, grocery and pharmacy chain marketing. We also would like to develop a strategic relationship with the leading game console manufacturers and gaming promoters. We will implement selected advertising and marketing campaigns upon adequate funding of the business.

Our current rental program, which is common among to on-line video game rental companies, is a free ten-day trial period of our service. At the end of the trial period, subscribers are automatically enrolled as paying subscribers, unless they cancel their subscription.

We have almost every title available excluding adult content.

We are focused on growing our subscriber base and revenues and utilizing our proprietary technology to minimize operating costs. The technology is extensively employed to manage and integrate our operations, including a website interface, order processing, fulfillment operations and customer service. We believe our proprietary technology provides us with a competitive advantage over our competitors whereby it allows us to maximize the library utilization and to run the fulfillment operations in an extremely flexible manner with minimal capital requirements.

All of the video game rental revenues are generated in the United States, and substantially all the revenues are derived from monthly subscription fees.

Gottaplay’s Web Site—www.gottaplay.com.

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

Our website is run on hardware and software co-located at a certified service provider offering a reliable network of connections, power, air conditioning and other essential infrastructure. Our website is managed twenty-four hours a day, seven days a week by our service provider. They also utilize a variety of proprietary software, freely available and commercially supported tools, integrated in a system designed to rapidly and precisely diagnose and recover from failures. They conduct upgrades and installations of software in a manner designed to minimize disruptions to our subscribers.

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

We also provide subscribers with decision support information about each title in its library. This information includes:

•	Factual data, including rating, special game features and screen formats; and

•	Editorial perspective, including plot synopses, game trailers and reviews written by our editors, third parties and by other Gottaplay subscribers.

Marketing

Our only marketing and advertising this past year has been through content our web-site and, if someone was searching for a game rental service, then internet search engines, such as Google and Yahoo our company name would be displayed and linked back to our web-site

Suppliers

We purchase our games directly from distributors and wholesalers. We are also planning to acquire our games from manufacturers, developers and distributors under revenue sharing agreements. We would like to obtain certain titles at a low initial cost in exchange for a commitment to share a percentage of the subscription revenue for a finite period of time. After the revenue sharing agreement expires, the agreement generally would grant us the right to acquire the title for a minimal cost.

Fulfillment Operations

We currently stock approximately 3,900 titles, which span the six most popular stationary and game console platforms. We have allocated resources for the development, maintenance and testing of the proprietary technology that helps us manage the fulfillment of individual orders and the integration of our web site, transaction processing systems, fulfillment operations, inventory levels and coordination of the distribution centers.

Our mission is to continuously improve on the delivery time to each subscriber resulting in less attrition and greater subscriber retention. We continue to work closely with the U. S. Postal Service in an effort to improve our delivery and mailing cost per unit. In the future, we will strive to set minimal delivery times but due to the fact we have only one distribution center located on the east coast today, we want to be as efficient and effective as possible in timely mailing the games. In due time, we will set delivery time targets by various regions.

Customer Service

We believe our ability to establish and maintain long-term relationships with subscribers depend, in part, on the strength of our customer support and service operations. We encourage and utilize frequent communication with and feedback from the subscribers in order to continually improve the web site and our service. Our customer service center is open seven days a week. We primarily utilize e-mail to proactively correspond with subscribers. This department also focuses on eliminating the causes of customer support calls and automating certain self-service features on the web site, such as the ability to report and correct most shipping problems and credit card related issues.

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

Game rental outlets and retailers with whom we compete include Blockbuster, Hollywood Entertainment, Amazon.com, Wal-Mart Stores and Best Buy. We believe our scalable business model, the subscription service with home delivery and instant access to our comprehensive library, competes favorably against traditional game rental outlets.

We also compete against other on-line game subscription services, such as GameFly.com and NumbThumb.com among others.

On-line video gaming (OVG) has received considerable media attention recently. Within a few years, we believe OVG will become widely available to Internet enabled game consoles subscribers. OVG carries as many titles as can be effectively merchandized on a game console platform, which we believe to be generally up to 100 recent releases. For consumers who primarily want the latest big releases, OVG may be a convenient distribution channel. We believe this strategy of developing a large and growing subscriber base and the ability to personalize the library to each subscriber by leveraging the extensive database of user preferences, also positions us favorably, to provide digital distribution as that market develops. We are investigating this venue and, if funding is available, plan to enter the OVG market in the future by offering gaming servers to allow gamers to play each other over the Internet.

Intellectual Property

We use a combination of copyright, trade secret laws and confidentiality agreements to protect our proprietary intellectual property. We intend to aggressively register the trademark for the “Gottaplay.com” name and copyrights on the content of our web site. We intend to file applications for additional trademarks as well.

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

Employees and Contractors

We have three full-time employees. One of these individuals performs in certain administrative and compliance functions and while the other two individuals are in charge of customer service, all computer/ software and internet technology and support functions. None of the employees are represented by a labor union or a collective bargaining agreement. We consider our relations with these employees to be very good.

In addition, we use the services of hourly contract labor along with independent consultants and financial advisors.

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

We are also subject to various federal, state and local laws that govern the access to and the use of our website, the disclosure, retention, and security of subscriber records and information, including laws pertaining to the use of our membership transaction database. We must comply with various regulations affecting our business, including federal, state and local securities, advertising, consumer protection, credit protection, minimum wage, labor and employment, health and safety and other regulations.

Available Information, Investor Relations and Certifications

We file annual and quarterly reports, proxy and information statements and other information regarding our Company activities with the Securities and Exchange Commission (“SEC”). The public may access these reports and any materials we filed with the SEC at the SEC’s Internet site: http://www.sec.gov.

Our Internet website is www.gottaplay.com, and the Investor Relations section may be accessed via our website. The information contained on the website does not constitute part of this annual report on Form 10-K.

Our Stock Transfer Agency is:

Colonial Stock Transfer Company
66 Exchange Place
Salt Lake City, Utah 84111
Ph: 801-355-5740
Web: www.colonialstock.com

Our Independent Registered Public Accounting Firm is:

Lake and Associates, CPA’s LLC
1905 Wright Boulevard
Schaumburg, IL 60193

Our Stock Listing is:

Gottaplay Interactive, Inc. $001 par value common stock trades over the counter under the symbol GTAP.OB.

Certifications filed are:

We have filed with the SEC the certifications of our Interim Chief Executive and Interim Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Annual Report on Form 10-KSB. The certifications are attached hereto as Exhibits 31.1 and 32.1, respectively.

RISK FACTORS

The actual results of our Company may differ materially from those anticipated in our forward-looking statements. Gottaplay operates in a market environment that is difficult to forecast and predict and involves significant risks and uncertainties, many of which will be beyond our Company’s control. Additional risks and uncertainties not presently known to us, or that are not currently believed to be important to you, if they materialize, also may adversely affect our Company. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Relating to Our Business

Gottaplay has not had an operating profit since its inception. Continuing losses may exhaust our capital resources and force us to discontinue operations.

Through September 30, 2008, Gottaplay has incurred cumulative losses of approximately $11.4 million. We cannot assure you that we will achieve profitability in the immediate or in the near-term or at any future time.

We have had significant working capital deficits, which makes it more difficult to obtain capital necessary for our operations, which may have an adverse effect on our future business.

As of September 30, 2008, we had a working capital deficit of $3,687,143. If all of the current liabilities were to become due at the same time, we would not be able to pay them in full, which most likely would have a material negative impact on our business and future prospects.

We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant subscriptions for our game rentals over the Internet. Our possible success is dependent upon the successful development and marketing of our web site and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we may require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. If we need additional financing, however there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations and external sources would require us to curtail or cease operations. Any additional equity financing will involve substantial dilution to our then existing shareholders.

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

If we are unable to offset an increase in demand for games with an increase in subscriber retention, our operating margins and our operating results may be affected adversely.

Subscribers to our service can play as many games as they want every month and, depending on the service plan, may have out between one and three games at a time. As a result, our subscribers have been able to exchange more titles each month, which has increased our operating costs. If we establish additional DC’s or further refine our distribution process and GDS, we may see a continued increase in usage by our subscribers. In addition, subscriber demand for games may increase for a variety of other reasons beyond our control, because of: (a.) manufacturer promotions, (b.) the introduction of new gaming platforms, and, (c.) the scarcity of the most popular games. If our subscriber retention does not increase or our operating margins do not improve to an extent necessary to offset the effect of increased operating costs, our operating results will be adversely affected.

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

If we do not acquire sufficient copies of popular games/titles, we may not satisfy subscriber demand, and our subscriber satisfaction and results of operations could be adversely affected. Conversely, if we attempt to mitigate this risk and acquire more games than actually needed to satisfy our subscribers’ demands, our inventory utilization would become less effective and our gross margins would be adversely affected. Our ability to accurately predict subscriber demand is critical in ordering an adequate inventory to meet our subscriber demands for games in the more popular platforms and titles. If we do not achieve this balance, our business may be adversely impacted.

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

Our servers utilize a number of techniques to track, deter and thwart attacks from computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. We currently use both hardware and software to secure our systems, network and, most importantly, our data from these attacks. This includes several layers of security in place for our protection and that of our member’s data. We also have procedures in place to ensure that the latest security patches and software are running on our servers - thus maintaining another level of security.

If we experience excessive credit card chargebacks, we may be suspended from processing credit card transactions for that particular credit card company, such as MasterCard, VISA and American Express, for an indeterminate period of time, which would significantly and indefinitely harm our business.

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

If our credit card processor significantly increases our processing fees, or alters the processing and operating rules under which we operate, these changes could increase our operating expenses and adversely affect our business.

Our subscribers pay their monthly subscriptions using credit cards. Our acceptance of these payments requires a fee to be immediately deducted from the approved subscriber fee by the credit card processor. These fees may increase for a variety of reasons such as, increase rates by the processor or the numbers of transactions have changed causing the base fee structure to increase or decrease depending on the then effective processing arrangement. Any significant increase in these fees will adversely affect our results of operations.

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

The Gottaplay brand is still young, and we must continue to build strong brand identity. To succeed, we must continue to attract and retain a number of owners of video game players who have traditionally relied on store-based rental outlets and persuade them to subscribe to our service through our Web site. We may be required to incur significantly higher advertising and promotional expenditures than we currently anticipate attracting numbers of new subscribers. We believe that the importance of brand loyalty will increase with a proliferation of game subscription services and other means of distributing games disks. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers will be affected adversely.

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

If we are unable to market our service, our ability to attract new subscribers may be affected adversely.

We need to market our service through various marketing channels and other effective means. If we are not able to market our services and create a positive image through the various channels, our company identity could be lost in the massive marketing mainstream whereby a potential subscriber could select another competitor services because our name did not receive prominence and recognition in the channel regardless if we are more capable and reliable in servicing that customer. Without a positive, exclusive image of our company we may never attract the long-term, loyal gamer. If we enter into marketing channel activities and arrangements and then these channels are no longer available to us or are adverse to our business. In addition, we may be foreclosed from certain channels due to competitive reasons. If another company that would promote our service decides to enter our business or a similar business, we may no longer be given access to such channels, and lose valuable exposure. If the available marketing channels are curtailed, our ability to attract new subscribers may be affected adversely.

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

Our principal competitors include, or could include:

•	Game rental outlets, such as Blockbuster and Hollywood Entertainment;

•	Game retail stores, such as GameStop, Best Buy, Wal-Mart and Amazon.com;

•	Subscription game rental services, such as GameFly and GameznFlix; and

•	On-line game sites.

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

We rely exclusively on the U.S. Postal Service to deliver game disks from our DC and to return the game disks to us from our subscribers. We are subject to risks associated with using the public mail system to meet our shipping needs, including delays caused by bioterrorism, potential labor activism and inclement weather. Our games are also subject to risks of breakage and loss during delivery and handling by the U.S. Postal Service. The risk of breakage is also impacted by the materials and methods used to replicate our game disks. If the entities replicating our game disks use materials and methods more likely to break during delivery and handling or we fail to timely deliver the games to our subscribers, our subscribers could become dissatisfied and cancel our service, which could adversely affect our operating results. In addition, increased breakage rates and loss of our games will increase our cost of acquiring games.

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

We do not carry business insurance.

Our business is not protected by a comprehensive insurance policy. As such, we are considered completely at-risk to the extent we have adequate cash available to meet a catastrophic event. We do not maintain cash reserves, nor do we have the liquidity of certain assets to meet: (a.) business interruption needs, (b.) loss profits, (c.) theft and fire losses, (d.) earthquake and hurricane, (e.) claims resulting from Internet personal identity theft, and, (f.) many other incidences.

We do not have a directors and officers insurance policy. We do not have a key-man life insurance policy on our interim officer.

We could fail to attract or retain key personnel and board members, which could be detrimental to our operations.

Our success largely depends on the efforts and abilities of our members of the board, key outside advisors, our three employees and certain contracted individuals. We currently are operating with an Interim Chief Executive Officer, who also acts as the Interim: (a.) CFO, (b.) President, (c.) Secretary, and (d.) Treasurer. We have only two board members, one of which is the interim CEO.

Over the past fifteen months, we lost our original officer core and board members due to resignations. The loss of the services of these individuals diverted management attention away from certain operational issues. However, absolute controls for the distribution of games to our subscribers, and, the day-to-day operations along with accounting, finance and Federal, State and local compliance requirements were always maintained.

We also have key consultants, advisors and outside contractors who manage elements of our operations, and if we were to lose their services, our management would be required to expend considerable time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number of qualified individuals.

We are subject to price volatility due to our operations materially fluctuating.

As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of securities analysts and investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may cause our quarterly results to fluctuate include, among others:

•	our ability to retain existing gaming subscribers;

•	our ability to attract gaming subscribers at a steady rate;

•	our ability to maintain subscriber satisfaction;

•	the extent to which our subscriber services and products gain market acceptance;

•	introductions of products and services by competitors;

•	price competition in the markets in which we compete;

•	our ability to attract train and retain experienced and skilled management;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure; and

•	general economic conditions and economic conditions specific to the Internet service and gaming industry.

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

Our future success depends significantly on our ability to protect and preserve its proprietary rights related to its technology and resulting products. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. While we intend to pursue aggressively efforts to obtain patent protection for our technology, we will also rely on trade secrets, common law trademark rights and trademark registrations, as well as confidentiality and work for hire development, assignment and license agreements with employees, consultants, third party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing intellectual property rights could be costly and time-consuming and could distract management’s attention from operating business matters.

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

Risks Related to our Common Stock

Our common stock may be affected by limited trading volume and may fluctuate significantly, which may affect our shareholders’ ability to sell shares of our common stock.

There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. The factors may negatively impact shareholders’ ability to sell shares of our common stock.

Our common stock could be considered a “penny stock” and may be difficult to sell.

Our common stock could be considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2,000,000, if in business longer than three continuous years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Additionally, Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

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

(iii)	provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

(iv)

receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

There is no assurance of an established public trading market, which would adversely affect the ability of investors in Gottaplay to sell their securities in the public market.

Even though our shares of common stock are expected to continue to be quoted on the OTC Bulletin Board, we cannot predict the extent to which a trading market will develop or how liquid that market might become. In addition, most common shares outstanding after the Merger, including the shares issued to Gotaplay stockholders, are “restricted securities” within the meaning of Rule 144 promulgated by the SEC, and will therefore be subject to certain limitations on the ability of holders to resell such shares. Accordingly, holders of our common stock may be required to retain their shares for an indefinite period of time. We are party to certain agreements and holders of our warrants requiring us, under certain circumstances, to use our best efforts to prepare and file with the Securities and Exchange Commission a registration statement on an appropriate form covering the offer and resale to the public of the shares of our common stock upon exercise of the warrants. Consequently, we may expect to prepare and file with the Securities and Exchange Commission as soon as practical, and to use our best efforts to cause to be declared effective, such a registration statement.

The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	issuance of new equity securities pursuant to a future offering,

•	changes in interest rates,

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments,

•	variations in quarterly operating results,

•	change in financial estimates by securities analysts,

•	depth and liquidity of the market for Gottaplay’s common stock,

•	investor perceptions of Gottaplay and of game rental generally, and

•	general economic and other national conditions.

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

•

without prior stockholder approval, the Board of Directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and inference of that preferred stock;

•	there is no cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

•	stockholders cannot call a special meeting of stockholders.

Item 2.	Description of Property.

We do not own any real estate. We rent/lease our offices and distribution center and are described as follows:

a.

Our corporate and administrative office is headquartered at 64 Commercial Avenue, Garden City, New York 11530 This facility is owned by our interim CEO’s company. Our distribution center is also located at this facility. Rent is $3,000 per month and we are on a month-to month arrangement. Rents started in November 2008.

b.	We lease an office at 1451 West Cypress Creek Road, Suite 300 in Ft. Lauderdale, Florida 33309. This office houses our customer service and technology departments.

We believe these arrangements are adequate to support our immediate and short-term operational needs.

During this past fiscal year, and through the date of this filing, we closed and terminated all leased facilities that were in place at the beginning of our fiscal year, with one exception, our Ft. Lauderdale, Florida office.

Item 3.	Legal Proceedings.

Lawsuit Settled

On October 17, 2007, we settled a lawsuit brought by Capital Group Communications, Inc. (“CGC”) against Gottaplay and the counter-suit by us against CGC was settled. The terms of the settlement provided:

a.	We rescind the cancellation of the 2,000,000 shares (the “Settlement Shares”) previously issued to CGC;

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

Wage and Expense Claim

We were notified in June 2008 by the State of California that a former employee filed a “claim” for unpaid wages, expenses and other items totaling $70,160. We believe this claim is substantially without merit and we will vigorously defend against it. The State of California is the former employee’s state of residence.

Collection Notice on Outstanding Judgment

We were recently notified that a Judgment was entered against us for approximately $105,000 (the “Judgment”), which represents the balance due on an obligation that the Company had incurred prior to our merger with Gotaplay Interactive, Inc. (The Company merged with Gotaplay Interactive, Inc. and then changed its name to Gottaplay Interactive, Inc.) This liability was originally settled with Donobi, Inc., also known as the “ISP Division”, for $200,000 in July 2006. On August 1, 2007, we sold the assets of the ISP Division to Focus Systems, Inc. (“Focus”), a company in which a former director and officer of the Gottaplay is a principal, in exchange for the assumption of the liabilities of that Division. Substantially all the obligations of the ISP Division at the date of sale were assumed by Focus. Pursuant to terms of the sale agreement, Focus is to indemnify us in the event that the Company would have to pay any of the liabilities of the sold ISP Division. Accordingly, we have recognized a contingent liability of $105,000 as of September 30, 2008. We notified Focus about the judgment and we will attempt to enforce our rights of indemnification should the Company be forced to settle this claim.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol “GTAP” (formerly “DNOB”). Our common stock has been quoted on the OTCBB since July 2004.

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

	High ($)	Low ($)

Fiscal 2007
First quarter	3.00	1.50
Second quarter	3.05	1.95
Third quarter	2.40	1.26
Fourth quarter	1.60	0.36

Fiscal 2008
First quarter	.80	.32
Second quarter	.39	.06
Third quarter	.10	.03
Fourth quarter	.05	.01

Holders of Our Common Stock

As December 31, 2008, we had 523 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place, Salt Lake City, Utah 84111.

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

Recent Sales of Unregistered Securities

The following sets forth information regarding all sales of our unregistered securities during the fiscal year ended September 30, 2008. All of these shares were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, or were exempt by reason of the application of Regulation S. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. Unless otherwise indicated, the issuances of the securities described below were affected without the involvement of underwriters.

In April 2007, we cancelled 2,000,000 shares of our common stock previously issued to Capital Group Communications, Inc. (“CGC”) We had cancelled the stock based upon, among other things, the non-performance of a July 25, 2006 Agreement. In July 2007, Capital Group Communications, Inc. filed a law suit against us and certain board of directors to rescind the cancellation and to recover from the us, $125,000 that CGC had invested in an independent company with which the we had previously entered into merger negotiations. On October 17, 2007 all parties to the claim agreed to a settlement and a mutual general release whereby the Company would rescind its cancellation of the 2 million shares and CGC would receive $400,000 from the eventual sales of these contract shares. One of the parties to the claim had the right, but not an obligation, to purchase the contract shares in various increments through March 2008 at $0.20 per share as follows: (a.) November 15, 2007 – 500,000 shares; January 15, 2008 – 500,000 shares; and, March 1, 2008 – 1,000,000 shares.

The party which had the right to purchase these contract shares also agreed it will return 50% of the shares purchased to the Company and those shares will be deemed cancelled upon receipt. This party executed on the November 15, 2007 contract shares, but did not elect to execute on the January 15th and March 1, 2008 contract shares. Accordingly, the Company recognized the re-issuance of the 2.0 million rescinded contract shares on the date of settlement, October 17, 2007. In December 2007, the Company cancelled 250,000 shares pursuant to the agreement with the party possessing the right to purchase the contract shares. Both of these transactions were recognized at par value in the accompanying Consolidated Statements of Stockholders’ Deficit.

On October 17, 2007 and December 21, 2007, we issued a total of 10,000 shares of common stock to Uptick Capital, LLC for business advisory services, rendered pursuant to a July 10, 2007 Consulting Agreement. Average price per share for these issuances was $0.425.

On October 19, 2007 we issued 75,000 shares of common stock at $0.40 per share to Doug Rapoport in which he provided us with strategic planning and corporate financial advisory services.

On August 7, 2007, we entered into an agreement with our counsel de Castro, PC. Under the terms of an Engagement Letter, payment for services rendered were in the form of cash, to be paid at an hourly rate, and 75,000 shares of common stock, upon execution of the Engagement Letter and 150,000 share of common stock to be issued at a later date. As of September 30, 2007, we had issued 75,000 shares of common stock with a fair market value of $0.75 per share. On December 18, 2007 we issued the remaining 150,000 shares of common stock at a value of $0.50 per share.

On October 19, 2007 we granted 25,000 warrants to Cathy Miller to extend the due date on her promissory note issued in August 2007. The exercise price was originally granted at $0.60 per share but on September 30, 2008 the exercise price was revised to $0.05 per share as consideration for extending her note to June 30, 2009.

On October 19, 2007 we granted 25,000 warrants to THI, Inc. to extend the due date of its promissory note. The exercise price was $0.60 per share, with an exercise period of one year. As of the date of this filing, the exercise period of this grant has expired.

On November 26, 2007, we issued 3,333 shares of common stock with a market price of $0.69 per share to The Lexicomm Group pursuant to terms of a March 15, 2007 Consulting Agreement. Lexicomm provided us with public relations services and advice.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements, including notes thereto, appearing in this Form 10-KSB.

Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues” and/or words of similar import. Forward-looking statements are based upon our management’s current expectations and beliefs concerning future developments and their potential effects upon us. There may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results could differ materially from those anticipated for many reasons in these forward-looking statements. Factors that could cause or contribute to the differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed and set forth under “Risk Factors”, “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.

We believe it is important to communicate our expectations, however, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Application of Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations as of and for the year ended September 30, 2008 are based upon our audited consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to such items as the estimated term of a subscriber retention/relationship, amortization life and method of new titles, accruals and other factors. We evaluate these estimates and assumptions on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

Our consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. Our consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ deficit and cash flows.

A summary of the significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the accompanying consolidated financial statements include the following:

Revenue Recognition and Deferred Revenues

A. Subscriptions

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

We offer an initial ten-day subscription trial period. At any time during the initial ten-day period, a new subscriber has the right to rescind their agreement. If the subscriber does not cancel during the ten-day period, we will initiate a charge on his/her credit card according to the plan selected by the subscriber. Thereafter, we will charge a subscriber’s credit card monthly for our services until the subscriber cancels his subscription. We recognize subscription revenue ratably during each subscriber’s monthly subscription period. For financial reporting purposes, we allocate subscription fees over the number of days in the month for which the fee was charged.

A subscriber has the option to select from one of three monthly rental plans: (a.) for $12.95 per month, the subscriber is allowed one video game in his possession, (b.) for 20.95 per month, the subscriber is allowed up to two video games in his possession, and (c.) for $28.95 per month, the subscriber is allowed up to three video games in his possession.

All deferred subscription revenue at month end is recognized as revenue in the following month. All authorized refunds to subscribers are recorded as a reduction of revenues and any revenues from sales of used video games will be recorded upon shipment.

B. Retail/Wholesale

The Company sold previously owned DVD games and recognized this revenue from these sales upon shipment of the product, at which time, the title and risk of loss transfer to the customer.

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

Use of Estimates

The preparation of our consolidated financial statements are in conformity with GAAP and, as such, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from our estimates.

Stock-Based Compensation

We account for stock-based compensation in accordance with the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock-Based Compensation”. This standard requires a public entity to measure the cost of employee services, using an option-pricing model, such as the Black-Scholes Model, received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB No. 25. Shares of common stock issued for services rendered by a third party are recorded at fair market value, generally the quote at the close of market trading on the day.

Loss Per Common Share

We compute basic and diluted loss per share of common stock by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the respective reporting period. However, common stock equivalents have been excluded from the computation of diluted loss per share of common stock for the years ended September 30, 2008 and 2007, respectively, because their effect would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to the previously reported amounts to conform to our Company’s current year presentation.

Recently Issued Authoritative Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued two new statements: (a.) SFAS No. 141(revised 2007), “Business Combinations”, and (b.) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

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

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which the effectiveness was delayed by FSP SFAS 157-2, on the Company’s financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future financial position or results of operations.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

Overview, History, Merger and Business

Gottaplay Interactive, Inc. (the “Company”) was formed in Nevada in July 2004 under the name of Donobi, Inc. and is the successor to H-NET.NET, Inc., which was formed under the laws of Colorado in May 1986. On July 24, 2006, pursuant to a Merger Agreement (the “Agreement”), Gotaplay Interactive, Inc. (“Gotaplay”), a privately held Nevada corporation, merged with Donobi, Inc. Upon consummation of the Merger we assumed the business operations of Gotaplay to include their assets, their debts and their commitments and obligations, such as leases and independent consulting agreements.

From the date of the merger, July 24, 2006 until August 1, 2007 we operated two distinct business, (a) our on-line video game subscriptions and rentals, and, (b) our Internet service connectivity. On August 1, 2007 we sold all the issued and outstanding stock of Donobi, Inc. (a wholly-owned subsidiary, and, commonly referred to as the internet service provider division) for $100 and other valuable consideration. In consideration for the stock, the purchaser received all the assets and assumed significantly all the liabilities, associated with this business operation. We accounted for this transaction under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the results of operations, less applicable provision for any income taxes, of the discontinued operation have been segregated from continuing operations for the fiscal years ended September 30, 2007 and 2006, respectively, and are reported as a separate line item on our Consolidated Statements of Operations. As such, by segregating the results of the discontinued operations, allows for a more meaningful and enhanced comparability analysis of the results of the continuing operations. Any reference to revenues and expenses in the subsequent management discussion and analysis will pertain only to our “continuing operations”. We recognized a net loss $256,721 on the disposition of this operation and is reported in the Consolidated Statements of Operations and Cash Flows under the caption, “discontinued operations”.

The decision to sell this business was primarily influenced by the recurring net losses, its loss of market share, and the immediate need to generate significant capital to pay off delinquent debts and tax liens. The purchaser was a privately-held company, partially owned and controlled by our former Chief Operating Officer, who also resigned his positions as Director and COO. Terms of the sale, stipulated we sell all assets related to the Internet service provider business and the purchaser agreed to assume:

a.	substantially all trade and vendor debts, and

b.	all existing and unexpired leases, and

c.	other business related short and long-term notes payable and commitments, and

d.	release the Gottaplay from all liens, litigation and claims, both current and future, associated with the ISP operations.

In addition, as part of the August 1, 2007 agreement, we agreed to assume $171,513 of this business’s current liabilities, described as follows:

a.	a promissory note with a balance due of $95,000, in default, accruing interest at 18% per annum, plus accrued interest of $40,400, and

b.	three vendors’ trade accounts payable totaling $36,113.

On February 28, 2007, our wholly owned subsidiary, Gottaplay Management, Inc. (“GMI”), a Nevada corporation, merged a privately held Florida company, an on-line video game trading company, called Gamershare, Inc. (“GSI”) into its operations. In consideration for the merger, we paid the former sole shareholder of GSI $60,000 in cash and issued him 220,000 shares of our $0.001 par value common stock. The shares were valued at market, or $2.55 per share, on the date of closing. The total value of these shares was $561,000. We also agreed to issue up to another 170,000 shares of our $0.001 par value common stock to the former shareholder of GSI, if this video game trading business achieves certain revenue milestones. The former shareholder of GSI also received a three year employment agreement with us.

Because of the divesture of the ISP business on August 1, 2007, our primary business has been the on-line video game rental subscription business which is dedicated to providing customers a quality rental experience through our web site www.gottaplay.com. This service is an alternative to store based gaming rentals. We offer our customers an extensive selection of video games for a monthly subscription fee which is based upon one of three subscription plans. Customers sign-up via our web page and once credit is processed and approved, we send them the video game(s) of their choice, depending on the plan selection. All games are shipped to the customer via U. S. Postal Service first class mail. Active subscribers can retain the games for an indefinite period of time as long as they are active paying subscribers. Customers return/exchange their selections at anytime by returning their game(s) in our pre-paid, pre-addressed mailers. We also provide a subscriber the option to purchase new and/or used video game titles at discounted prices and trade games.

In November 2008, we have entered into a memorandum of understanding with Play N Trade, one of the largest and fastest growing video game franchisors, to manage their in-store rental program. The agreement is for a beta test in eight stores for thirty days then expanding to two regions.

Play N Trade is one of the fastest-growing franchises worldwide across all industries. To date, the company has sold more than 550 franchises, opened over 220 stores, and is currently opening a new store every other day. The company provides exceptional training, support and marketing systems to its store owners, who in turn provide an outstanding customer experience for their shoppers. Play N Trade customers can try any video game before they buy, participate in local and national tournaments, have their consoles and games repaired, as well as buy, sell and trade video games. If we can process Play N Trade’s transactions as designed, this service will then add a new source of recurring revenues to our company. Additionally, we anticipate only a moderate initial capital investment in upgrading our systems to meet Play N Trade’s added usage and security.

The results of operations for this past fiscal year have been very disappointing. Our stock value dropped to an all-time low. Our sales and cash flows plummeted. We had negative cash flows from operations. Our prior officer core, management team and several board members had all resigned as of the filing of this report. Regardless of the significant events and major changes that affected our Company this past fiscal year, we believe we have put last year’s results behind us and have instituted the necessary and corrective measures to re-grow our core business, regain market share and improve cash flows from operations. We have a new board, new leadership and a new management team. Collectively, these individuals are committed to the success of the Company by instilling, following and advocating basic, fundamental business principles and disciplines across all departments in the Company.

Because member subscriptions were dropping rapidly this fiscal year, which in turn caused our revenues to drop approximately 10% per month, we closed all but one facility, laid off all but three employees and did not pay most of our vendor bills. Over the past fifteen months we closed four of the five facilities/offices and terminated the leases. Our Florida facility is the only remaining active lease from the prior fiscal year. We rent our distribution center, which also houses our corporate office in Garden City, New York from our Interim CEO’s company, Pacific Link International. Rents to Pacific Link began November 1, 2008. We also extended our lease for another year our operations center located in Ft. Lauderdale, Florida.

Over the past fifteen months, all of Gottaplay’s original executive officers and other key management personnel resigned. We are currently operating with one interim officer, Mr. Matthew Skidell, who bears all the titles, roles and responsibilities of Interim CEO, CFO, Secretary, President and Treasurer. Mr. Skidell is also on the Board of Directors.

Our board is now comprised of only two board members, Mr. Skidell and Mr. Michael Rocchetti, both of whom are relatively new but intimately active in the management and governance of our company. All prior Board members as of September 30, 2007 and one other current year Board member appointee have resigned, the last resignation on November 4, 2008.

We intend to grow our on-line video game rental business through technological innovations and adaptations, the implementation of our short and long-term business plans and a long-term commitment to delivering high-quality product and services to every subscriber. We believe that the key to our success will depend in a large part on our ability to promote our services and add a significant number of new subscribers. We need to reach out to our present and past subscriber base and re-establish a positive relationship and instill a high level of confidence that we will be the industry leader we once were.

We seek to differentiate our services from our competitors by offering a fair price for exceptional service and the delivery of our subscribers’ first choice of product selection each time. We believe our primary competition in the “on-line video game rental market” is three established web-based companies: (a.) GameFly, (b.) Gamerang, and (c.) Gameznflix., and, two nationally known local neighborhood establishments, (d.) Blockbuster and (e.) Hollywood Entertainment. As a result of our collected efforts, we need to grow our business by earning the confidence of gamers that we will deliver games of their choice, sustain a reasonable and controlled growth pattern of new subscribers, while maintaining existing memberships over a longer period of time in order to achieve our immediate financial goals.

Our focus this next year is to re-build and strengthen our established core business foundation and concentrate in key areas, such as: (a.) innovate and offer unique subscriber plans, (b.) provide timely customer service, (c.) respond effectively to our subscriber needs and desires, (d.) concentrate and focus on DVD delivery, and (e.) require efficiency, effectiveness and accountability across all operations and departments of our Company.

Our achievements will be measured in our strategic business plan, whereby we have set attainable and reasonable membership and financial goals for the next fiscal year.

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

Revenues

A. Subscriptions

On-line video game rental revenue for the year ended September 30, 2008 was $510,045 as compared to $497,409 for the year ended September 30, 2007, a disappointing increase of $12,636. Although, we are reporting an increase in revenue, it is significantly less than what was forecasted over a year ago. Our monthly sales have declined each month from a high of $66,235 in October 2007 to a low of $23,658 in September 2008. We were losing approximately 10% of net sales each month. We have had twelve consecutive months of decreasing sales and subscriber enrollments. We expect this downward spiral in sales and enrollment trend to continue through the first quarter of our next fiscal year and then level off in January 2009. Our decrease in monthly revenues is directly proportional to the decrease in the number of active subscribers. For our current fiscal year, we processed over 27,300 member payments, ranging from a high of 3,500 in October 2007 to a low of 1,200 in September 2008, an overall decrease in membership activity of approximately 65%. Our average net monthly receipt for per active subscriber was approximately $17.60. We had 985 active members as of September 30, 2008.

We believe that with an investment in marketing/advertising and rebuild our video game library with new releases, we will begin to realize positive results in subscriber memberships and increased revenues. However, unless we are able to purchase new releases quickly in order to re-build our library with contemporary titles with quantities to meet demand and market our business effectively, our business and our revenues will continue to suffer.

We also believe that the following factors, although not exclusive, have contributed significantly to our poor revenue results: (a.) the current state of the depressed national economy, (b.) our lack of capital to purchase the latest versions and new releases for our library, and (c.) not adequately advertising and marketing our business to attract new subscribers.

B. Retail/Wholesale

We sold $465,450 of previously owned DVD games to a single customer during the second quarter of our current fiscal year. These sales were incidental to our normal operations and may not occur again the future. Our margin was 7%.

Costs and Expenses

We have summarized the following selected categories of expenses for comparative and analyses purposes. All percentages are factored using subscription revenues as the denominator. We believe the wholesale revenues were incidental to our normal day-to-day operations of renting video games and possibly non-recurring in the future. Therefore, we believe that a more meaningful presentation and analyses of our overall expenses should be based on the measurement of our subscription revenues of $510,045.

Cost of Subscription Revenues

Costs of revenues includes all direct costs in the production of our revenues and includes such items as amortization of our game library, postage and delivery, credit card fees and shipping materials and other. The following table presents comparative expenses by category for the years ended September 30:

	2008		2007

	Amount	Percent of Revenue	Amount	Percent of Revenue

Amortization of games	$139,000	27.2	$371,907	74.8
Postage, delivery and related	48,724	9.6	132,767	26.7
Credit card fees	25,035	4.9	119,914	24.1
Shipping materials and other	11,884	2.3	53,857	10.8
Customer acquisition	—	—	972,729	195.5
Non-cash compensation	—	—	168,000	33.8

	$224,643	44.0	$1,819,174	365.7

         The decrease in the cost of subscription revenues may be attributable to:

a.

Customer acquisition costs in our current fiscal year were non-existent. As result, our subscriber base decreased significantly, this in turn caused our revenues to decrease. Because of the credit card fraud we encountered in fiscal 2007 and the poor results from our marketing affiliates in fiscal 2007 we halted all affiliate marketing efforts in late summer of 2007 and did not re-institute any marketing activity through fiscal 2008 and into early fiscal 2009.

b.

Lower game amortization expense over fiscal 2007, is primarily a result of not purchasing new games. As of September 30, 2008, substantially all games in our library are fully amortized, except for the estimated minimal salvage value on each game.

c.	Because our subscriber base decreased approximately 65%, the frequency and multiples of mailing the games also decreased, but not in the same ratio.

d.

As explained above, we incurred proportionately lower credit card processing fees due primarily to not having in this fiscal year the same high number of incidences processing the fraudulent chargebacks, whereby each chargeback then carried a $30 transaction/processing fee.

e.	Shipping materials and other expenses decreased primarily due to significantly fewer mailings and fewer materials used.

Fulfillment and Operations

This category is primarily comprised of those services and expenses that directly pertain to the support services rendered to our subscribers, wages and other costs for our fulfillment personnel and our distributions centers’ operations. The total cost of fulfillment and operations for fiscal 2008 and 2007 was $283,824 and $529,554, respectively. The following table illustrates our major classifications of expenses and relative percentages to net revenues expenses by category for the years ended September 30:

	2008		2007

	Amount	Percent of Revenue	Amount	Percent of Revenue

Fulfillment, customer service, related burden	$158,910	31.1	$331,055	66.6
Connectivity, communications and data lines	78,915	15.5	86,763	17.5
Facilities, rents and related	39,156	7.7	42,920	8.6
Other and small equipment	6,843	1.3	68,816	13.8

	283,824	55.6	529,554	106.5
Less related party expenses	54,688	10.7	131,803	26.5

	$229,136	44.9	$397,751	80.0

Technology and Development

This category is primarily comprised of expenses for maintaining our website, website enhancements and backend software maintenance. These costs are reasonable and comparable for each period reported and within our forecast.

Advertising and Marketing

Advertising and marketing for fiscal 2008 was in essence, non-existent. Because of the lack of working capital, we had restricted advertising and marketing to a minimum this fiscal year.

General and Administrative Expenses

General and administrative expenses are broadly categorized in the following table by category for the years ended September 30,

	2008		2007

	Amount	Percent of Revenue	Amount	Percent of Revenue

Non-officer wages, burden and consultants supporting corporate and administrative functions	$269,745	52.9	$471,726	94.8
Non-cash compensation	110,250	21.6	1,449,957	291.5
Facilities and related	56,482	11.1	79,148	15.9
Professional fees	462,712	90.7	388,413	78.1
Taxes, fees and other	13,106	2.6	16,289	3.3
Communications and connectivity	17,218	3.4	15,142	3.0
Office and general	20,968	4.1	53,356	10.7
Settlements and other	191,604	37.5	(42,027)	(8.4)
Depreciation and amortization	147,017	28.8	88,734	17.8

	1,289,102	252.7	2,520,738	506.7
Less related party expenses	45,000	8.8	43,000	8.6

	$1,244,102	243.9	$2,477,738	498.1

Overview of Expenses

Under the circumstances, we believe our administrative costs were under control, as expected, and, within the proximate range of management’s forecasts. However, the percentages of expenses to revenues are grossly skewed due to the fact we had a significant net lost of our subscriber base during fiscal 2008 to absorb these expenses.

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

Impact of Inflation

We believe that inflation has had negligible effect on our operations over the past two years. We have the flexibility to offset inflationary increases of various expenses such as the cost of labor and direct payroll taxes. We can arbitrarily increase our subscriber plan fees to offset these anticipated increases, all the while trying to increase our subscriber base and continue the improvement of our overall operating procedures and systems. By these elements alone, we can absorb most, if not all, increased non-controlled operating costs with increased fees and more efficient operations, thereby, meeting our expected forecasted margins.

Liquidity and Capital Resources

Our consolidated financial statements as of and for the year ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended September 30, 2008, we had a net loss of $1,980,499 and negative cash flows from operations of $995,900. Also at September 30, 2008, we had a working capital deficit of $3,687,143 and a stockholders’ deficit of $3,226,421. Our working capital deficit at September 30, 2008 may not enable us to meet certain financial objectives as presently structured.

We had a cash balance of $28,663 at September 30, 2008. We finance our operations and capital requirements primarily through private debt and equity offerings. Our current forecast anticipates substantial negative cash flows from operations. Therefore, we will have to raise capital through either equity instruments and/or debt, not only to sustain our operations but to grow and improve our operations according to our fiscal 2009 business plan.

At September 30, 2008, the book value of our common stock was a negative $0.10 per share, our current ratio was 0.08, our cash to debt ratio was a 0.01 and our acid test ratio was 0.08. These are unacceptable results, and if we are going to survive and stay in business we will have to improve our performance quickly and attract favorable financing/equity arrangements immediately.

Our level of indebtedness at September 30, 2008 was approximately $4.0 million, all classified as current liabilities. Approximately 62% of these debts are past due and should have been paid in the normal course of business. Accordingly, our past due debts may make it very difficult for us to pay our obligations timely and as long as these debts are outstanding, it will have an adverse impact on our results of operations and cash flows as long as these debts are outstanding. Our excessive debt limits our ability and flexibility to: (a.) meet changing business and industry initiatives, (b.) invest in strategic initiatives, (c.) negotiate favorable credit terms and services, (d.) enjoy low interest rates, and (e.) attract qualified investors.

If we incur more debt, without substantially paying off/down and/or converting the current debts into common stock, greatly intensify the risk of our failure. New debt would require us to pay interest and we cannot pay interest accruing today. If we did pay interest, that would reduce our available funds available for operations, working capital, certain capital expenditures, product development and other general purposes. Additional debt may also decrease our ability to refinance or restructure our indebtedness and further limit our ability to adjust to changing market conditions.

Our continuation as a going concern is dependent on our ability to collect our receivable, grow revenues, obtain additional equity and/or favorable financing, and, generate sufficient cash flows from operations to meet our obligations on a timely basis.

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

g.	Lack of investor/banking short-term working capital to facilitate unanticipated cash shortages

We are currently developing and redefining our core business strategy. We need financing with favorable terms and equity infusion. We need to increase our membership quickly, which in turn will provide much needed working capital. If we cannot obtain such financing on terms acceptable to us, our ability to fund our on-going operations will be materially adversely affected. If we incur debt, the risks associated with our business and with owning our common stock would also increase. If we raise capital through the sale of equity securities, the percentage ownership of our stockholders will be diluted accordingly. In addition, any new equity securities may have rights, preferences, or privileges senior to those of our common stock.

Item 7.	Consolidated Financial Statements.

The information required by this item is included in pages F-1 through F-22 attached hereto and incorporated by reference. The index to the consolidated financial statements can be found on page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

For the years ended September 30, 2008 and September 30, 2007, there have been no disagreements between Lake & Associates, LLC. and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures Lake & Associates, CPA’s report on our consolidated financial statements for the fiscal years ended September 30, 2008 and September 30, 2007 indicated that substantial doubt existed regarding our ability to continue as a going concern.

Item 8A (T).	Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining adequate internal control over financial reporting for us. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO ). We believe that this framework will assist in the provision of reasonable assurance of the effectiveness and efficiency of operations, the reliability of financial reporting, and compliance with applicable laws and regulations. In adopting the COSO framework, we maintain a control environment, perform risk assessments, carry out control activities, emphasize quality information and effective communication, and perform monitoring. In the maintenance of a control environment, we are committed to integrity and ethical values as well as to competence. We strive to assign authority and responsibility in a manner that supports our internal controls, and we also maintain human resources policies and procedures designed to support our internal controls. Our risk assessments are designed to ensure the achievement of company-wide and process-level objectives as well as to identify and analyze risks while managing change. We believe that all of these components together form a foundation for sound internal control through directed leadership, shared values and a culture that emphasizes accountability for control.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of September 30, 2008, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The names of our current directors and executive officers, their principal occupations, and the year in which each of our directors and executive officer initially joined the board of directors are set forth below.

Name	Age	First Elected or Appointed	Position

Matthew Skidell	40	April 17, 2008	Director and Interim Chief Executive Officer; Interim Chief Financial Officer; Interim President, Secretary and Treasurer

Michael Rocchetti	39	September 18, 2008	Director

Matthew Skidell, Esq., is a Director of the Board, the Interim Chief Executive Officer and he holds all other officer positions on an interim basis. Matthew Skidell is a graduate of Boston University and received his JD in 1993 from St. Johns School of Law. Mr. Skidell is also the sole shareholder and president of Pacific Link International Corp (“PLIC”). PLIC is a GSA certified business that manufactures and distributes nationally housekeeping supplies, apparel and personal care items to hospitals, nursing homes, VA’s and correctional facilities. Mr. Skidell also is a partner and the president of e-Scrap Destruction, an environmentally conscious company that securely disposes of and safely destroys/recycles of non-appliance electronic type equipment powered with either by a plug-in or a battery. In 2003, Mr. Skidell founded Document Destruction, Inc. (“DDI”), a mobile shredding company. In two years DDI became the dominate and leading mobile shredding company on Long Island, New York. In the spring of 2006 DDI was sold to CINTAS.

Michael Rocchetti, a Director of Gottaplay, graduated with a BS in Economics and Finance from the University of Connecticut in 1991. After graduating from college, Mr. Rocchetti was a financial advisor for a several years and holds his Series 7 and 63 licenses. In the last ten years Mr. Rocchetti has been an active participant in capital funding for many private and public companies. In addition to Mr. Rocchetti’s professional experiences noted above, Mr. Rocchetti started a furniture company in 1991, Weiss Furniture and Sleep Shop, retail furniture and bedding store located in Groton, Connecticut USA. Upon his election to the board of directors, he was also appointed to the board’s operations committee, whereby he provides guidance to the company in its financial affairs and actively participates in day-to-day decisions rendered by company. In March 2008, and before Mr. Rocchetti was appointed a director, he was a participant in a private round of funding for Gottaplay and became a shareholder in our company.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of the company’s common stock to file with SEC the initial reports of ownership and reports of changes in ownership of the common stock. Officers, directors and greater than ten percent stockholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us during our current fiscal year, our officers and directors may not have timely filed the required Forms, as required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We are presently working with our legal counsel to prepare and adopt a code of ethics that applies to our interim: (a.) principal chief executive officer, (b.) principal financial officer, (c.) principal accounting officer, or controller, or other persons performing similar functions (the “Code of Ethics”). The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

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

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a) (58) (B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an “audit committee financial expert” serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission’s definition of “audit committee financial expert” and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only five (5) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an “audit committee financial expert”, but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an “audit committee financial expert”, each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such expert(s).

Item 10.	Directors’ and Executive Officers’ Compensation.

We do not have a compensation plan for our directors. We have not paid our directors a fee for their services during the fiscal years ended September 30, 2007 and 2008, respectively.

The following table summarizes the compensation earned by or paid to our Chief Executive Officer and the other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered in all capacities during the fiscal year ended September 30, 2008. We referred to these individuals as our named executive officers.

Name and Principal Position	Year	Salary Paid ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All other Compensation ($)

John P. Gorst,
Chairman and	2008	N/A	$-0-	$-0-	-0-	$-0-
CEO (2)	2007	$111,116	$-0-	$-0-	-0-	$-0-

William M. Wright, III,
Chief Operating	2008	N/A	N/A	N/A	N/A	N/A
Officer (3)	2007	$103,600	$-0-	$-0-	-0-	$-0-

(1)

The compensation described in this table does not include medical, group life insurance or other benefits received by the named executive officer that are available generally to all of our salaried employees, and may not include certain perquisites and other personal benefits received by the name executive officer that do not exceed the lesser of $50,000 or ten percent (10%) of any such officer’s salary and bonus disclosed in the table.

(2)	Mr. Gorst resigned his position as CEO on February 20, 2008, and was paid $17,918 as the CEO during fiscal year ended September 30, 2008.

(3)	Mr. Wright resigned his position as COO on August 1, 2007.

(4)	No other officer or director of the Company received compensation in excess of $100,000 in either the past two years.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2008:

•	By each person who is known by us to beneficially own more than 5% of our common stock;

•	By each of our then officers and directors; and

•	By all of our then officers and directors as a group.

Name	Number	Percent

John P. Gorst (1) (2)	3,568,073	10.55%

M. Carroll Benton (3)	3,564,392	10.54%

Asra Rasheed (4)	1,922,000	5.73%

Mark H. Levin (5)	3,568,666	10.56%

Capital Group Communications	1,666,922	5.0%

All executive officers and directors as a group (1 person)	3,568,073	10.55%

* Less than 1%

(1)	Director. Resigned as Director on October 2, 2008.

(2)	Includes 3,068,073 shares of common stock and 500,000 stock options exercisable within 60 days.

(3)	Includes 3,064,392 shares of common stock and 500,000 stock options exercisable within 60 days.

(4)	Includes 1,672,000 shares of common stock and 250,000 stock options exercisable within 60 days.

(5)	Includes 3,068,666 shares of common stock and 500,000 stock options exercisable within 60 days.

Item 12.	Certain Relationships and Related Transactions.

In June 2005 we entered into a five-year agreement with Insynq, Inc. whereby it would supply our technology and communications infrastructure and programming expertise. Insynq, Inc. is partially owned and managed by two of our then officers and directors. During the fiscal year ended September 30, 2008, the amount of services provided totaled $18,688. In October 2008, the agreement was terminated with a settlement in the form of cash, paid in October 2008, and the issuance of common stock on November 7, 2008.

A private company, owned by a prior director, who resigned his directorship in September 2008, is owed $90,xxx for services rendered. Under the terms of the Agreement we incurred a total $45,000 of services from this party. These services were accrued at $5,000 per month, pursuant to the Agreement executed in February 2007 and expiring in February 2010. Also, additional services of $36,000 were provided outside the Agreement. The services under this Agreement were mutually terminated.

A private company, owned by a prior officer, was due $28,000 in the form of an 18% defaulted promissory note, plus accrued interest of $44,532 was settled as of September 30, 2008 with the issuance of 232,500 shares of common stock on November 7, 2008.

A private company, owned by two of our prior officers, is due $8,715. This amount is unsecured, non-interest bearing and due on demand.

In July 2008, our two directors participated in a round of financing that raised a total of $126,900 in the form of 6% unsecured convertible notes payable. The two directors loaned us a total of $30,000.

Item 13.	Exhibits

None

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and the reviews of our consolidated financial statements included in Forms 10-KSB and 10-Q’s, respectively, or services that are normally provided by the accountant in connection with statutory and regulatory filings or other engagements for those fiscal years were:

Audit Fees
	2007	$39,900
	2008	$40,000

Review Fees
	2007	$11,250
	2008	$11,750

Audit Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the issuer’s financial statements and are not report above.

2007	$1,000
2008	$-0-

Taxes

The aggregate fees billed in of the last two fiscal years for the products and services provided by the principal accountant for tax compliance, tax advice and tax planning.

2007	$5,300
2008	$3,750

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the due diligence, review of SB-2 and other ancillary services provided by the principal accountant, other than the services reported above were:

2007	$5,025
2008	$37,875

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gottaplay Interactive, Inc.

/s/ Matthew Skidell

Matthew Skidell
Interim Chief Executive Officer

Dated: January 09, 2009

	SIGNATURES	TITLE(S)	DATE

/s/	Matthew Skidell	Interim Chief Executive Officer	January 09, 2009

Matthew Skidell		Interim Chief Financial Officer
Interim Principal Accounting and Finance Officer

/s/	Michael Rocchetti	Director	January 09, 2009

Michael Rocchetti

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements as of and for the Years Ended September 30, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gottaplay Interactive Inc.

We have audited the accompanying consolidated balance sheets of Gottaplay Interactive Inc. and subsidiaries as of September 30, 2008 and 2007 and related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2008 and 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gottaplay Interactive Inc., as of September 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended September 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\ Lake & Associates CPA’s LLC

LAKE & ASSOCIATES CPA’S LLC

BOCA RATON FLORIDA

JANUARY 9, 2009

20283 State Road #7
Suite 300
Boca Raton, Florida 33498

Phone: 561.982.9874
Fax: 561.982.7985

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiaries
Consolidated Balance Sheets

	September 30,

	2008	2007

Assets

Current assets
Cash and cash equivalents	$28,663	$149,355
Account receivable	295,450	—
Prepaid expenses and other current assets	1,991	13,315
Amount held in escrow, net of $126,900 for doubtful realization	—	—

Total current assets	326,104	162,670

Property and equipment
Fixed assets, net	442,197	643,609
Video game library, net	14,911	121,364

Total property and equipment	457,108	764,973

Other assets
Deposits	3,614	11,225

Total assets	$786,826	$938,868

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$607,199	$569,839
Accounts payable – related parties	155,500	95,950
Accrued liabilities	611,441	370,561
Accrued liabilities – related parties	—	35,460
Deferred revenues	10,993	36,633
Notes payable	1,365,000	461,000
Note Payable – related party	—	28,000
Convertible notes payable, net of discounts	1,238,234	953,220
Convertible notes payable – related parties, net of discounts	24,880	—

Total current liabilities	4,013,247	2,550,663

Stockholders’ deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,307,898 and 31,319,565, respectively, shares issued and outstanding	33,307	31,319
Treasury stock	(379)	(379)
Additional paid-in capital	7,638,872	7,502,157
Common stock authorized, but unissued	231,470	4,300
Additional paid-in capital – treasury stock	230,614	230,614
Accumulated deficit	(11,360,305)	(9,379,806)

Total stockholders’ deficit	(3,226,421)	(1,611,795)

Total liabilities and stockholders’ deficit	$786,826	$938,868

The accompanying notes are an integral part of these consolidated financial statements.

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiaries
Consolidated Statements of Operations

	Years ended September 30,
	2008	2007

Revenues	$975,495	$497,409
Cost of revenues	659,643	1,819,174

Loss before operating expenses	315,852	(1,321,765)

Operating expenses
Fulfillment	229,136	397,751
Technology and development	98,018	76,348
Advertising and marketing	14,755	228,750
General and administrative	1,244,102	2,477,738
Officers’ compensation	62,204	325,422
Related party expenses	99,688	174,803

Total operating expenses	1,747,903	3,680,812

Loss from operations	(1,432,051)	(5,002,577)

Other income (expense)
Interest income	—	30
Loss on disposition of assets	(26,689)	—
Other income	120	2,840
Interest expense	(521,879)	(1,028,053)

Total other expense	(548,448)	(1,025,183)

Loss from continuing operations before income taxes	(1,980,499)	(6,027,760)

Provision for income taxes	—	—

Loss from continuing operations	(1,980,499)	(6,027,760)

Discontinued operations, including $256,721 loss on sale	—	(580,297)

Loss from discontinued operations, net of $-0- tax	—	(580,297)

Net loss	$(1,980,499)	$(6,608,057)

Weighted average shares outstanding of common stock, basic and diluted	33,234,956	30,842,347

Net loss per common share from continuing operations	$(0.06)	$(0.20)
Net loss per common share from discontinued operations	(0.00)	(0.02)

Net loss per common share outstanding, basic and diluted	$(0.06)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements.

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiaries
Consolidated Statements of Stockholders’ Deficit
Years Ended September 30, 2008 and 2007

						Common Stock Authorized but Unissued	Subscription Receivable and Prepaid Services
			Treasury Stock
	Common Stock			Additional Paid in Capital	Additional Paid-In Capital			Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Amount

Balance at September 30, 2006	28,893,433	$28,893	$(379)	$230,614	$3,586,369	$—	$(2,450,000)	$(2,771,749)	$(1,376,252)

Allocation of discount on notes payable issued with warrants	—	—	—	—	1,104,991	—	—	—	1,104,991

Stock subscription units, net of expenses	—	—	—	—	(163,500)	2,285,000	—	—	2,121,500

Issuance of common stock at $1.25 per share of previously authorized subscription units	1,828,000	1,828	—	—	2,283,172	(2,285,000)	—	—	—

Authorization to issue common stock at market value for non-employee contracted services	—	—	—	—	—	173,550	—	—	173,550

Issuances of common stock previously authorized, at market values	75,171	75	—	—	169,175	(169,250)	—	—	—

Issuances of common stock at market values for non-employee contracted services	253,704	253	—	—	248,262	—	—	—	248,515

Issuance of warrants for services rendered	—	—	—	—	9,042	—	—	—	9,042

Issuance of common stock at market value to merge company	220,000	220	—	—	560,780	—	—	—	561,000

Issuance of commons stock at $1.25 per share in redemption of convertible notes payable	96,000	96	—	—	119,904	—	—	—	120,000

Recognition of prepaid services	—	—	—	—	—	—	1,200,000	—	1,200,000

Charge unamortized portion of prepaid services and cancel issuance of common stock	(2,000,000)	(2,000)	—	—	(1,248,000)	—	1,250,000	—	—

Continued on next page.

The accompany notes are an integral part of these consolidated financial statements.

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiaries
Consolidated Statements of Stockholders’ Deficit
Years Ended September 30, 2008 and 2007

- Continued from previous page -

						Common Stock Authorized but Unissued	Subscription Receivable and Prepaid Services
			Treasury Stock
	Common Stock			Additional Paid in Capital	Additional Paid-In Capital			Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Amount

Issuance of common stock in conjunction with settlement of debts	1,916,667	1,917	—	—	732,002	—	—	—	733,919

Exercise of 40,000 warrants; stock unissued	—	—	—	—	—	100,000	—	—	100,000

Issuance of common stock for exercise of warrants	40,000	40	—	—	99,960	(100,000)	—	—	—

Shares cancelled	(3,410)	(3)	—	—	—	—	—	—	(3)

Net loss for the year ended September 30, 2007	—	—	—	—	—	—	—	(6,608,057)	(6,608,057)

Balance at September 30, 2007	31,319,565	31,319	(379)	230,614	7,502,157	4,300	—	(9,379,806)	(1,611,795)

Issuance of shares of common stock previously authorized but unissued	8,333	8	—	—	4,292	(4,300)	—	—	—

Rescission of cancelled shares of common stock pursuant to settlement agreement	2,000,000	2,000	—	—	(2,000)	—	—	—	—

Cancellation of shares of common stock	(250,000)	(250)	—	—	250	—	—	—	—

Issuance of common stock for services	80,000	80	—	—	32,170	—	—	—	32,250

Issuance of common stock for debt	150,000	150	—	—	67,350	—	—	—	67,500

Authorization to issue common stock for settlements of obligations and debts	—	—	—	—	—	231,470	—	—	231,470

Allocation of discounts on notes payable issued with warrants	—	—	—	—	34,653	—	—	—	34,653

Net Loss for the year ended, September 30, 2008	—	—	—	—	—	—	—	(1,980,499)	(1,980,499)

Balance at September 30, 2008	33,307,898	$33,307	$(379)	$230,614	$7,638,872	$231,470	$—	$(11,360,305)	$(3,226,421)

The accompany notes are an integral part of these consolidated financial statements.

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiaries
Consolidated Statements of Cash Flows

	Years ended September 30,
	2008	2007

Increase (Decrease) in Cash
Net loss	$(1,980,499)	$(6,608,057)
Adjustment to reconcile net loss to cash (used) in operating activities:
Depreciation and amortization	288,101	463,419
Amount reserved due to doubtful asset realization	126,900	—
Basis of disposed assets	48,556	4,772
Amortization of discounts	217,648	900,338
Share–based compensation for services rendered	32,250	431,107
Amortization of prepaid expenses	—	1,200,000

Changes in assets and liabilities:
Account receivable	(295,450)	—
Accounts payable	37,360	280,701
Accounts payable – related parties	59,550	49,821
Accrued liabilities	511,849	253,980
Accrued liabilities – related parties	(35,460)	(5,668)
Deferred revenue	(25,640)	32,152
Other current assets	18,935	(3,622)

Net cash (used) in operating activities	(995,900)	(3,001,057)

Cash flows from investing activities:
Purchase of DVD library	(28,792)	(475,095)
Cash paid to merged company	—	(60,000)
Purchase of equipment and leaseholds	—	(72,308)
Deposits on leased facilities	—	(15,657)
Deposits returned on leased facilities	—	7,740

Net cash (used) in investing activities	(28,792)	(615,320)

Cash flows from financing activities:
Proceeds from notes payable	1,192,500	380,000
Payments on notes payable	(288,500)	(201,625)
Proceeds from convertible notes	—	921,825
Proceeds from stock subscription units	—	2,285,000
Payment for commission due on stock subscription units	—	(163,500)
Proceeds from exercise of warrants	—	100,000

Net cash provided by financing activities	904,000	3,321,700

Cash flows from discontinued operations:
Operating activities	—	461,160
Investing activities	—	(3,904)
Financing activities	—	(74,354)

Net cash provided by discontinued operations	—	382,902

Net increase in cash	(120,692)	88,225
Cash at beginning of period	149,355	61,130

Cash at end of period	$28,663	$149,355

Supplemental disclosures and non-cash investing and financing activities - see Note 13.

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

Organization History and Background

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

On February 28, 2007, the Company’s wholly owned subsidiary, Gottaplay Management, Inc. (“GMI”), a Nevada corporation, merged a privately held Florida company called Gamershare, Inc. (“GSI”) into its operations. In consideration for the merger, the Company paid the former sole shareholder of GSI $60,000 in cash, issued 220,000 shares of its $0.001 par value common stock and executed a three-year employment agreement to the former shareholder. The shares were valued at market, or $2.55 per share, on the date of closing, and the total value of these shares was $561,000. GMI is the surviving corporation.

On August 1, 2007, Gottaplay sold all the stock of Donobi, Inc. (a wholly-owned subsidiary and commonly referred to as the internet service provider division) for $100. In consideration for the stock, the purchaser received all the assets and assumed significantly all the liabilities, associated with this division’s operation. The Company accounted for this transaction under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the operating results, less applicable provision for any income taxes, of the discontinued operation have been segregated from continuing operations for the year ended September 30, 2007 and are reported as a separate line item on the accompanying Consolidated Statements of Operations and Cash Flows. By segregating the results of the discontinued operations, a more meaningful and enhanced comparison of the results of operations from continuing operations are presented. Any reference to revenues and expenses in the subsequent notes to the consolidated financial statements, except for Note 4, will pertain only to the Company’s “continuing operations”.

Business Operational Changes

Since the beginning of its current fiscal year, the Company has consolidated and simplified its distribution operations, and, completely restructured its management and administrative roles and responsibilities. During fiscal year ended September 30, 2008 and through the date of this report, the Company closed and consolidated the operations three distribution centers and one administrative office into one facility on the east coast. Since May, 2008, all management and administrative functions were assumed by a Director/Interim Officer. The Company currently has two board members; both are active in the management and operations of the Company, and, three employees in which to conduct the day-to-day business affairs and operational activities.

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

Note 2 – Summary of Significant Accounting Policies

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

Management’s Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Examples, though not exclusive, include estimates and assumptions of: loss contingencies; depreciation or amortization of the economic useful life of an asset; stock-based compensation forfeiture rates; estimating the fair value and impairment; potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; and determining when investment impairments are other-than temporary. The Company bases its estimates on historical experience and on various assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions and conditions.

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the Company’s current period presentation.

Revenue Recognition, Descriptions and Deferred

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

A. Subscriptions. The Company offers a ten-day free subscription trial. At any time during the initial ten-day period, a new subscriber has the right to rescind their trial period agreement. If the subscriber does not cancel during the ten-day period, the Company will then charge his/her credit card account according to the plan selected by the subscriber, and until the subscriber cancels his/her subscription. The Company recognizes subscription revenue ratably during each subscriber’s monthly subscription period. For financial reporting purposes, the Company allocates subscription fees over the number of days in the month for which the fee was charged and will record deferred revenue at month end for subscription fees received, but not yet earned, which will be fully recognized in the following month. The Company recognized $10,933 and $36,633 of deferred revenues as of September 30, 2008 and 2007, respectively. All authorized refunds to subscribers are recorded as a reduction of revenues.

B. Retail/Wholesale. The Company sells previously owned DVD games and recognizes revenue from these sales upon shipment of the product, at which time, the title and risk of loss transfer to the customer. Because sales in this category first occurred during its second quarter of this fiscal year, there is no history of bad debts. Accordingly, no allowance for doubtful accounts has been recorded.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Financial Statements

Cost of Revenues

A. Subscriptions. Costs of this revenue category consists of depreciation on the video game library, mailers and postage, subscriber acquisition costs, credit card fees and other related expenses, which are directly attributable to the production of revenue.

B. Retail/Wholesale. Cost of sales is comprised of DVD purchases and other ancillary costs directly associated with acquiring and holding the inventory.

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

The following securities were not included in the computation of diluted net loss per share of common stock as their effect would have been anti-dilutive:

	As of September 30,

	2008	2007

Options to purchase common stock	2,207,000	2,207,000
Warrants to purchase common stock	8,076,396	6,732,396
Secured notes payable convertible into common stock	2,315,746	926,298
Unsecured notes payable convertible into common stock	4,230,000	—
Stock authorized, but unissued	5,432,676	8,333

	22,261,818	9,874,027

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

Under SFAS No. 123R, stock-base compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s requisite service period. The Company adopted the provisions of SFAS 123R in its fiscal year ended September 30, 2006, using the modified prospective application method. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date (or date of adoption) and subsequently modified or cancelled; prior periods are not revised for comparative purposes. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

Comprehensive Loss

The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

Advertising Expenses

Advertising costs are expensed as incurred. For the years ended September 30, 2008 and 2007 advertising expenses totaled $0.00 and $25,852, respectively.

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the consolidated financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Game Library

The Company records the purchase of new and/or used games at cost. It amortizes the video game library, less estimated salvage value of $1.00 per game, on a “sum-of-the-months” accelerated basis over the estimated economic useful life of each title. The Company believes this accelerated method more closely matches product costs with the related revenues generated which, approximates the pattern of subscriber demand for a title, which is traditionally high when the title is initially released for rental and declines rapidly over a relatively short period of time. Therefore, the Company estimates the economic useful life of a new game is approximately one year. In estimating the economic useful life of its video game library, the Company considers other factors, such as, potential utilization, damage and loss, and new releases. Amortization expense for the years ended September 30, 2008 and 2007 was $139,000 and $371,907, respectively.

As part of the normal course of business, the Company continually assesses the reasonableness of the accounting estimates applied to the video game library.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Financial Statements

Property, Software and Leasehold Improvements

Property is recorded at cost. The cost of maintenance and repairs of equipment is charged to operating expense when incurred. Depreciation and amortization is determined based upon the assets’ estimated useful lives, and is calculated on a straight-line basis when the asset is placed in service. When the Company sells, disposes or retires equipment or replaces a leasehold improvement, the related gains or losses are included in operating results. Property is depreciated over five or seven years and begins when it is placed in service.

Capitalized software applications purchased for internal use are recorded at cost and are amortized over sixty months.

Leasehold improvements are recorded at cost and are amortized over the remaining lease term.

Depreciation and amortization expense for the years ended September 30, 2008 and 2007 was $139,000 and $91,512, respectively.

(i) Impairment of Long-Lived Assets

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company had these relationships.

Recent Authoritative Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued two new statements: (a.) SFAS No. 141(revised 2007), “Business Combinations”, and (b.) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its consolidated financial statements. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future financial position or results of operations.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company’s consolidated financial statements.

May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Financial Statements

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

Note 3 - Going Concern and Management’s Plan

The Company’s consolidated financial statements as of and for the years ended September 30, 2008 and 2007 have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company recorded net losses of $1,980,499 and $6,027,760 from continuing operations and $995,900 and $3,001,057 of negative cash flows from operating activities for fiscal years ended September 30, 2008 and 2007, respectively. At September 30, 2008, the Company had a working capital deficit of $3,687,143 and a stockholders’ deficit of approximately $3,226,421. The accompanying consolidated financial statements do not include any adjustments that might result from the ultimate outcome of these risks and uncertainties. As of September 30, 2008, the Company’s working capital deficit may not enable it to meet certain financial objectives as presently structured.

The rate at which the Company expends it financial resources is variable, may be accelerated, and will depend on many factors. In order to obtain the necessary operating and working capital, the Company is seeking public or private equity investors and/or private debt financing. There can be no assurance that such additional funding, if any, will be available on acceptable terms. The Company’s continued existence as a going concern is completely dependent upon its ability to: (a.) grow sales and (b.) secure additional equity investments (c.) secure new debt financing and (d.) restructure existing debt. There is no assurance that the Company will be successful in any of these endeavors. Without sufficient, immediate, short-term financing, it will be unlikely for the Company to continue as a going concern.

Note 4 – Discontinued Operations

In July 2007, the Company determined it was in the best long-term interest of the Company to discontinue the operations of the internet service provider division, a wholly-owned subsidiary, and put the assets and business up for sale. The decision to sell this division was primarily influenced by the recurring net losses, its loss of market share and the immediate need to generate significant capital to pay off delinquent debts and tax liens. On August 1, 2007, the Company consummated a sale agreement with its former Chief Operating Officer, by selling the subsidiary’s stock for $100 and other valuable consideration. Terms of the sale stipulated that the Company sell all assets related to the internet service provider (“ISP”) division to the purchaser. In addition to the $100, the purchaser agreed to assume:

a.	substantially all trade and vendor debts, and

b.	all existing and unexpired leases, and

c.	other division related short and long-term notes payable and commitments, and

d.	release the Company from all liens, litigation and claims associated with the ISP operations. (See also Note 14.)

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

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Financial Statements

The Company recognized a net loss of $256,721 on the disposal of this operation and is reported in the Consolidated Statements of Operations and Cash Flows within the caption, “discontinued operations”. A summary of the disposition follows:

Assets	$1,334,218
Liabilities	1,077,398

256,821
Sale price	100

Net loss	$256,721

Note 5 – Revenues and Account Receivable

The following table is a breakdown of the Company’s revenues:

	Years ended September 30:

	2008	2007

Revenues
Subscriptions	$510,045	$497,409
Sales of DVD’s	465,450	—

Total	975,495	497,409

Cost of Revenues
Subscriptions	224,643	1,819,174
DVD’s	435,000	—

Total	659,643	1,819,174

Income (Loss) before operating expenses
Subscriptions	285,402	(1,321,765)
DVD’s	30,450	—

Total	$315,852	$(1,321,765)

At September 30, 2008, the Company had one customer account receivable totaling $295,450.

Note 6 – Fixed Assets

The following is a summary of fixed assets and related accumulated depreciation and amortization at:

	September 30,

	2008	2007

Software	$661,625	$661,625
Equipment and other	3,589	46,404
Computers and related	—	37,045
Leasehold improvements	—	8,795

	665,214	753,869
Less: accumulated depreciation and amortization	223,017	110,260

Fixed assets, net	$442,197	$643,609

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Financial Statements

Note 7– Video Game Library

The following is a summary of the video game library collection at:

	September 30,

	2008	2007

Video game library	$500,394	$579,949
Less: accumulated amortization	485,483	458,585

Video game library, net	$14,911	$121,364

Note 8 – Accrued liabilities

The following table is a summary of accrued liabilities at:

	September 30,

	2008	2007

a. Interest	$231,623	$189,095
b. Other accrued liabilities	288,718	101,330
c. Wages and related burden	84,356	106,851
d. Business taxes	6,744	8,745

Total accrued liabilities	$611,441	$406,021

Accrued liabilities	$611,441	$370,561
Accrued liabilities – related party	—	35,460

	$611,441	$406,021

Note 9 – Related Party Transactions

As of and for the years ended September 30, 2008 and 2007, and as of the date of this report, all related party relationships with the Company have been severed. Accordingly, the following is a description of those transactions and activities through the dates of terminating the relationship(s).

As of and for the years ended September 30, 2008 and 2007, the Company had the following related party transactions:

a.

During fiscal years ended September 30, 2008 and 2007, Gottaplay received services from a public company, managed, directed and partially owned by two prior officers, stockholders and directors of the Company. These officers resigned their respective positions in fiscal 2008. Accounts payable to this public company as of September 30, 2008 and 2007, totaled $64,297 and $46,059, respectively. Gottaplay received services from the public company totaling $18,688 and $101,053, respectively. In October 2008, all existing agreements were terminated and amounts due this entity were settled for cash and stock.

b.

A private company, owned by an officer, was due $28,000 in the form of a past due 18% promissory note, plus accrued interest of $44,532 and $35,460 as of September 30, 2008 and 2007, respectively. This officer resigned in April 2008. All amounts due the officer and the company were agreed in principal in June 2008 to be settled in common stock and the full release and assumption of the officer’s personal guarantee on a lease obligation. The stock was authorized for issuance as of September 30, 2008 and subsequently issued in November 2008.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Financial Statements

c.

A private company, owned by a prior director, who resigned his position in October 2008, is owed $90,750 at September 30, 2008. During the years ended September 30, 2008 and 2007, the Company received professional management and advisory services totaling $81,000 and $73,750, respectively. The prior director’s company had executed in February 2007, a three year management consulting agreement, which has since been terminated.

d.	A private company, owned by two of the Company’s prior officers/directors and a prior director, is due $8,715. This amount is unsecured, non-interest bearing and due on demand.

e.	As of September 30, 2008 and 2007, the prior officers, as a group, were owed for reimbursable expenses of $-0- and $13,673, respectively.

f.

In July 2008, the two directors of the Company participated in a round of financing that raised a total of $126,900 in the form of 6% unsecured convertible notes payable. The two directors loaned the Company a total of $30,000. (See also Note 10.)

Note 10 – Notes Payable

The Company has the following promissory notes due as of September 30, 2008 and 2007, and all are classified as a current liability. Pertinent details of the notes are summarized as follows:

	Collateral	Related Party	Rate of Interest	Number of Notes		Principal

					Due Dates	2008	2007

1.	No	No	14%	11	Extended to 6-30-2009	$1,255,000	$250,000
2.	No	No	18%	1	In default	95,000	95,000
3.	No	No	18%	1	In default	15,000	16,000
4.	—	—	—	—	Paid in Full	—	100,000

						1,365,000	461,000
5.	—	yes	—	—	Settlement (See also Note 8.b.)	—	28,000

					Total	$1,365,000	$489,000

Note 11 – Convertible Notes Payable

The following is a summary of the convertible notes payable:

	Collateral	Related Party	Rate of Interest	Number of Notes		Principal

					Due Dates	2008	2007

1.	Yes	No	9%	8	Past due	$1,157,873	$1,157,873
2.	No	No	6%	16	July 2009	96,900	—

						1,254,773	1,157,873
2.a.	No	Yes	6%	2	July 2009	30,000	—

						1,284,773	1,157,873
	Less unamortized discount					(21,659)	(204,653)

						$1,263,114	$953,220

					Unrelated parties	$1,238,234	$953,220
					Related Parties	24,880	—

					Total	$1,263,114	$953,220

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Financial Statements

Secured Convertible Notes Payable

The Company has eight secured convertible notes payable which total $1,157,873. These notes bear interest at 9% per annum and each investor was granted a pro-rata security interest in all the Company’s assets. The notes, plus related accrued interest, were originally due on March 31, 2008. In May 2008, the notes were extended to August 15, 2008. As of September 30, 2008 these notes are currently in default. Conditions precedent to the May 2008 extension were:

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

e.

The Company agreed to reset the exercise prices of the two year warrants (926,298) and the three year warrants (886,298) previously issued to the note holders from $1.25 to $0.60 per share and from $2.50 to $0.75 per share, respectively.

As of September 30, 2008, the Company had not issued the shares of stock. On October 20, 2008, the Company issued 5,200,176 shares of common stock in consideration for extension items a., b. and c. above. This transaction is recognized as of September 30, 2008 in the accompanying Consolidated Statements of Stockholders’ Deficit under the caption “Common Stock Authorized but Unissued”. The Company also reset the exercise prices of items d. and e. above as of September 30, 2008.

For the years ended September 30, 2008 and 2007, the Company recognized as interest expense, discounts, on these convertible notes payable totaling $204,653 and $900,338, respectively, which equaled the estimated fair value of the warrants granted, as determined using the Black-Scholes Option Pricing Model. The unamortized balance at September 30, 2008 is $ -0-. Discounts were recognized and amortized ratably over the term of each convertible note payable.

Unsecured Convertible Notes Payable

In July 2008, the Company raised $126,900 from eighteen investors in the form of convertible notes payable, bearing interest at 6% per annum, and due within one year from the date of issuance. In addition to these notes, each investor was granted 5,000 “A” warrants and “B” warrants for each $1,000 invested. The “A” warrants have an exercise date of June 30, 2009 and an exercise price of $0.005 per share, and the “B” warrants have an exercise date of January 1, 2010 and an exercise price of $0.03 per share. A total of 1,269,000 “A” and “B” warrants were granted.

For the year ended September 30, 2008, the Company recognized as interest expense, discounts, on these convertible notes payable totaling $12,995, which equaled the estimated fair value of the warrants granted, as determined using the Black-Scholes Option Pricing Model. The unamortized balance at September 30, 2008 is $21,658. Discounts were recognized and amortized ratably over the term of each convertible note payable.

The Company’s two directors loaned $30,000 of the $126,900 unsecured convertible notes payable.

These notes plus accrued interest were authorized to be converted into shares of the Company’s $0.001 par value common stock in December 2008. (See also Note 15.)

Note 12 – Stock, Options and Warrants

Preferred Stock

The Company is authorized to issue 5,000,000 shares of its $0.001 par value preferred stock. As of September 30, 2008, no shares are issued and outstanding.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Financial Statements

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock. This class of stock allows a stockholder one vote for each share of common stock held. At September 30, 2008, the issued and outstanding shares of the Company’s common stock totaled 33,307,898 shares. The Company also had 5,432,676 shares of common stock, valued at $231,470, authorized, but unissued, at September 30, 2008.

On July 25, 2006, the Company entered into a one year consulting agreement with an investor relations firm (“Firm”) and issued 2 million shares of par value common stock per terms of the agreement. The stock (“contract shares”) was valued at $1.50 per share at the close of market on July 25, 2006. On February 22, 2007, the Company terminated this agreement for lack of performance and cancelled the 2 million contract shares issued. The Firm then filed a lawsuit on July 13, 2007 against the Company and other parties to the original transaction.

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

Accordingly, the Company recognized the re-issuance of the 2.0 million rescinded contract shares on the date of settlement, October 17, 2007. In December 2007, the Company cancelled 250,000 shares pursuant to the agreement with the party possessing the right to purchase the contract shares. Both of these transactions were recognized at par value in the accompanying Consolidated Statements of Stockholders’ Deficit.

Treasury Stock

The Company has 5,417 shares of common stock in treasury at September 30, 2008.

Options and Warrants

Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants, respectively; dividend yield of zero percent for all periods:

a. expected volatility ranging from 158.94% and 110.19% and risk-free interest rates ranging from 4.79% and 4.88%; and, expected lives ranging from two months to three years during the year ended September 30, 2007, and

b. expected volatility ranging from 110.19% and 200.76% and risk-free interest rates ranging from 4.01% and 4.10%; and, expected lives ranging from one year to three years during the year ended September 30, 2008.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Financial Statements

A summary of the Company’s stock options and warrants as of and for the years ended September 30, 2007 and 2008 is presented below:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at September 30, 2006	3,129,309	$0.75	$0.75
Granted	6,772,396	1.86	1.86
Exercised	(40,000)	2.50	2.50
Expired/Cancelled	(922,309)	1.34	1.34

Balance at September 30, 2007	8,939,396	1.53	1.53

Granted	1,519,000.20		.20
Exercised	—	—	—
Expired/Cancelled	(175,000)	0.60	0.60

Balance at September 30, 2008	10,283,396	$1.12	$1.12

Exercisable, September 30, 2008	10,283,396	$1.12	$1.12

The following table summarizes information about the Company’s outstanding stock options and warrants at September 30, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$.00 - 0.50	3,476,000	$.51	5.06	3,476,000	$.51
.51 – 1.00	2,212,596.66		.71	2,212,596.66
1.01 – 1.50	2,540,000	1.48	.63	2,540,000	1.48
1.51 – 2.50	2,054,800	2.50	1.49	2,054,800	2.50

	10,283,396		2.31	9,014,396

The following table summarizes information about the Company’s outstanding stock options and warrants at September 30, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$.00 - 0.50	2,207,000	$.50	8.39	2,207,000	$.50
.51 – 1.00	525,000.60		.87	525,000	.60
1.01 – 1.50	3,266,298	1.50	.51	3,266,298	1.50
1.51 – 2.50	2,941,098	2.50	1.34	2,941,098	2.50

	8,939,396		2.80	8,939,396

Options

No options were granted or exercised during fiscal year ended September 30, 2008 and 2007, respectively. Accordingly, 2,207,000 options were outstanding and vested as of September 30, 2008.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Financial Statements

Warrants

The company granted a total of 1,519,000 warrants in fiscal year ended September 30, 2008:

A.	200,000 warrants were deemed partial consideration for the settlement of a lawsuit,

B.	1,269,000 warrants were granted in connection with raising $126,900 from investors (See Note 8.), and

C.	50,000 warrants were issued in connection with extending the due dates on two notes.

One-hundred seventy-five thousand warrants expired during the fiscal year.

As an added inducement to certain classes of note holders to extend the due dates on certain unpaid debts that became due during the fiscal year ended September 30, 2008, the Company offered to re-set the exercise prices and/or extend the exercise period of previously granted warrants. These classes of note holders accepted. Details of these modifications are:

a.

convertible note holders – reset the exercise prices of the two year warrants (926,298) and the three year warrants (886,298) previously issued to the note holders from $1.25 to $0.60 per share and from $2.50 to $0.75 per share, respectively. The term to exercise did not change. (See also Note 8.)

b.	note holders – extended the exercise period to June 30, 2009. (See also Note 7.)

At September 30, 2008 and 2007, a total of 8,076,396 and 6,732,396 warrants were outstanding and exercisable.

Note 13 – Incentive Plan

In February 2007, the Company adopted the “2007 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”). The Plan provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and restricted stock to Directors, Officers, Employees and Consultants. Upon the adoption of this Plan, the Company set aside 3,000,000 shares of $0.001 par value common stock, which may be issued upon the exercise of securities granted. As of September 30, 2008, no securities have been granted or are outstanding.

Note 14 – Income Taxes

Deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases of assets and liabilities using enacted tax rates. The following is a reconciliation of the Federal and state statutory income tax amount to the provision for income taxes for the years ended at:

	September 30,

	2008	2007

Federal and state statutory rates at 35%	$620,900	$2,313,000
Permanent differences	(100)	(5,000)
Temporary differences	(31,300)	(147,600)

	589,500	1,419,900

Increase in valuation allowance	$589,500	$1,419,900

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Financial Statements

The significant components of the Company’s deferred tax components are:

	September 30,

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$3,363,100	$2,684,200
Deferred revenues	3,800	13,000
Depreciation and amortization	27,800	79,000
Other	800	400

Total deferred tax assets	3,395,500	2,776,600

Deferred tax liabilities:
Basis of disposed assets	1,200	3,000

Total deferred tax liabilities	1,200	3,000

Net deferred tax assets before valuation allowance	3.394,300	2,773,600
Less: Valuation allowance	3,394,300	2,773,600

	$—	$—

For the year ended September 30, 2008 and 2007, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2008, the Company had approximately $3,363,100 of net operating losses available to offset future federal and state taxable income. The net operating loss carryforwards, if not utilized, will begin to expire in 2024. Utilization of these carryforwards is significantly dependent on future taxable income, and, any future tax benefit may be further limited due to a change of control in the Company’s ownership as defined by the Internal Revenue Code, Section 382.

For financial reporting purposes, the Company has incurred a loss since its inception and based on the available objective evidence, including the Company’s history of losses, management conservatively believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2008 and 2007.

Note 15 – Supplemental Cash Flows Information

Supplemental disclosures of cash flow information for the years ended September 30, 2008 and 2007, respectively, are summarized as follows:

Non-Cash Investing and Financing

Supplemental disclosures of non-cash investing and financing activities for the years ended are summarized as follows:

	Years ended September 30,
	2008	2007

Convert accrued liabilities and debentures into shares of common stock	$67,500	$523,919
Stock authorized but unissued, for accrued liabilities and note payable	231,470	—
Issuance of convertible notes payable to investors who deposited funds directly into an escrow account	126,900	—
Allocation of discount for value of warrants issued with notes payable	36,543	1,104,990
Convert loans into a common stock	—	210,000
Issuance of common stock for software applications	—	561,000
Issuance of common stock for prepaid professional services	—	240,000
Issuance of common stock for redemption of convertible notes payable	—	120,000
Charge unamortized portion of prepaid services to paid in capital due to non performance of underlying services	—	1,250,000
Cancel 2,000,000 shares of common stock underlying non-performance of prepaid services		(1,250,000)
Convert notes and loans into secured convertible promissory notes	—	356,048
Discontinued operations		733,919

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Financial Statements

	Years ended September 30,
	2008	2007

Cash Paid for Interest and Taxes
Interest	$124,559	$—
Taxes	—	—
Discontinued operations - interest	—	20,927

Note 16 – Commitments and Contingencies

Accounts Payable

As of September 30, 2008, the Company has recognized in the accompanying consolidated balance sheets, under the classification “accounts payable”, approximately $56,000, and/or portions thereof, of professional services rendered by a law firm. The claim is being disputed by the Company as of the date of this report.

Facilities

The Company is obligated on one lease through August 2009. Future minimum lease payments are estimated at $8,140.

On November 1, 2008, the Company entered into a month-to-month rental agreement with its current Interim CEO’s company for: (a.) corporate and administrative offices, and (b.) warehouse space, for use as a distribution center for the handling, mailing and receiving DVD’s to/from its subscribers. Rent is $3,000 per month.

The Company terminated four of its five commercial leases that were in effect at the beginning of the current fiscal year. Terms of certain leases required timely notification in order to vacate the premises without accruing additional lease expense regardless whether the premise was physically occupied or vacant. Accordingly, as of September 30, 2008 the Company accrued approximately $10,000 to satisfy the untimely termination of two leases.

Another lessor was notified in October 2008 that the Company intended to terminate its lease and vacate the premises in October 2008. As such, in October the Company accrued estimated termination costs and various lessor fees of this lease through April 2009 for an estimated charge of approximately $7,000.

For the years ended September 30, 2008 and 2007, rental expense totaled approximately $72,000 and $105,400, respectively.

Litigation Settlement

The Company settled a lawsuit in October 2007 with an investor relations firm. See details of the settlement in Note 11.

Collection Notice on Outstanding Judgment

The Company was recently notified that a Judgment was entered against it for approximately $105,000 (the “Judgment”), which represents the balance due on an obligation that the Company had incurred prior to the merger with Gotaplay Interactive, Inc. (The Company merged with Gotaplay Interactive, Inc. and then changed its name to Gottaplay Interactive, Inc.) This liability was originally settled for $200,000 in July 2006. On August 1, 2007, the Company sold the assets of the ISP Division to Focus Systems, Inc. (“Focus”), a company in which a former director and officer of the Company is a principal, in exchange for the assumption of the liabilities of that Division. Substantially all the obligations of the ISP Division at the date of sale were assumed by Focus. Pursuant to terms of the sale agreement, Focus is to indemnify the Company in the event that the Company would have to pay any of the liabilities of the sold ISP Division. (See also Note 4.) Accordingly, the Company recognized a contingent liability of $105,000 in the accompanying Consolidated Balance Sheets as of September 30, 2008. The Company has notified Focus about the judgment and will attempt to enforce rights of indemnification should the Company be forced to settle this claim.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Financial Statements

Other

The Company is also subject to various business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the judgment of legal counsel and the use of estimates in recognizing and recording liabilities for potential litigation settlements. Estimates for losses from litigation are made only after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Company may be required to recognize either more or less litigation related expense.

The Company has received many notices from various collection agencies and legal firms regarding certain unpaid, past due accounts payables. These notices are evaluated for propriety and accuracy and then reconciled to the vendor’s account payable. As of September 30, 2008 and as of the date of this report, the Company is not in a position to pay these obligations associated with these notices.

Claim for Wages and Expenses

The Company was notified in June 2008 by a State that a former employee filed in their State of residence a “claim” for unpaid wages, expenses and other items totaling $70,160. The Company believes that this claim is substantially without merit and intends to vigorously defend against it.

Employment Agreement, Prior Officers and Management Personnel

At September 30, 2008, the Company is obligated for one employment agreement. This agreement is in the second year of a three year term and the current annual salary is $110,000 and the third and final year is $160,000. This agreement also includes traditional incentive programs, corporate benefits and a severance package. The anniversary date of this agreement is March 1.

All other employment agreements in existence at the beginning of this fiscal year with the Company’s prior executive officers and key management persons have been mutually rescinded and settled, except for the one “claim” discussed above.

Note 17 – Subsequent Events

Settlements

In May and June 2008, the Company negotiated settlements with each of the Company’s prior officers and their two related companies (the “Party or Parties”). As of the date of this report, one officer and two companies have settled with the Company.

a.

The Board approved the settlement of one officer and the officer’s related company prior to September 30, 2008. The consideration for the overall settlement was recognized in the accompanying Consolidated Statement of Stockholders’ Deficit, under ‘Common Stock Authorized but Unissued’ and was consummated on November 7, 2008. (See “Equity – item D.” below.)

b.

In October 2008, the Board approved the settlement of a past due debt to a company managed by two prior officers of Gottaplay. The final settlement was for cash payments totaling $11,000 and the issuance of 600,000 shares of common stock. (See “Equity – item E.” below.)

c.

In May 2008, the Company negotiated settlements with two other prior officers. The terms, conditions and consideration underlying these agreements have not been fulfilled by the Company as of the date of this report. Accordingly, the two prior officers have deemed their respective settlements to be void.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiaries
Notes to Consolidated Financial Statements

Agreement

Between June and July 2008, the Company entered into an agreement with a stockholder/investor and controlling party of certain note holders (“Stockholder”), of the Company whereby the Stockholder and the Company, together, would attempt, among other things, to achieve settlements with certain creditors for less than the amount owed to them. Each party to this agreement was to contribute approximately $125,000 to an escrow account of an entity controlled by the Stockholder (the “Entity”). In July 2008, the Company raised $126,900 from investors (See Note 8.) in the form of 6% convertible notes. To facilitate and expedite the transfer of funds, the Company authorized these investors to deposit their funds directly into the escrow account controlled by the Stockholder. In accordance with the terms of the agreement, the Stockholder was to pay into the escrow account a matching amount. The Stockholder failed to match the Company’s contribution. Accordingly, the Company has requested from the Stockholder and the Entity, a full accounting of, and the immediate return of the $126,900 because of a breach of the agreement. On December 26, 2008, the Board of Directors authorized the officers of the Company to consult with legal counsel to determine what action should be taken to recover these funds.

Because of the high level of uncertainty with the realization of these assets, the Company has reserved the entire amount of $126,900 on the accompanying Consolidated Balance Sheets as of September 30, 2008.

Equity

From October 1, 2008 to December 31, 2008, the Company recognized and recorded the following equity transactions:

	Descriptions	Shares	Warrants/Options

A.	Balance at September 30, 2008	33,307,898	10,283,396

B.	Expiration of warrants in October 2008		(275,000)

C.	Issuance on October 20, 2008 of 5,200,176 shares of common stock authorized but unissued as of September 30, 2008 for $78,000 of accrued liabilities and $78,006 of accrued interest on convertible notes payable,	5,200,176

D.	Issuance on November 7, 2008 of 232,500 shares of common stock, authorized but unissued, as of September 30, 2008 in settlement of a $28,000 past due note, $44,533 of accrued interest and $2,931 of officer obligations	232,500

E.	Issuance on November 24, 2008 of 600,000 shares of common stock in partial settlement of a $64,297 past due account payable	600,000

F.	Issuance on December 23, 2008 of 500,000 shares of common stock to prior director as award for services rendered, valued at $0.03 per share or $15,000	500,000

G.	On December 26, 2008, the Board approved and authorized the conversion of $126,900 of unsecured convertible notes payable and $3,494 of related accrued interest into 4,346,461 shares of common stock, and granted 1,269,000 warrants to the eighteen note holders	4,346,461	1,269,000

H.	Balance at December 31, 2008	44,187,035	11,277,396