Form 10-Q
period 2008-12-31
Gottaplay Interactive, Inc.
filed 2009-02-17
CIK 831232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission File Number 33-20783-D

GOTTAPLAY INTERACTIVE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-1645637
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

64 Commercial Avenue
Garden City, New York 11530
(Address of principal executive offices, including ZIP code)

(800) 826-2379
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).
          Yes ☐          No ☒

As of February 13, 2009, the registrant had 44,187,035 shares of its $0.001 par value common stock outstanding.

Gottaplay Interactive, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiary
Consolidated Condensed Balance Sheets

	December 31, 2008	September 30, 2008
	(Unaudited)	(1)

Assets

Current assets
Cash and cash equivalents	$17,344	$28,663
Account receivable	219,950	295,450
Prepaid expenses and other current assets	800	1,991
Amount held in escrow, net of $126,900 for doubtful realization	—	—

Total current assets	238,094	326,104

Property and equipment
Fixed assets, net	408,936	442,197
Video game library, net	13,580	14,911

Total property and equipment	422,516	457,108

Other assets
Deposits	1,480	3,614

Total assets	$662,090	$786,826

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$704,796	$762,699
Accrued liabilities	711,544	611,441
Deferred revenues	7,030	10,993
Notes payable	1,365,000	1,365,000
Convertible notes payable, net of discounts	1,157,873	1,238,234
Convertible notes payable – related parties, net of discounts	—	24,880

Total current liabilities	3,946,243	4,013,247

Stockholders’ deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,840,574 and 33,307,898, respectively, shares issued and outstanding	39,840	33,307
Additional paid-in capital	8,242,878	7,869,107
Common stock authorized, but unissued	130,394	231,470
Accumulated deficit	(11,697,265)	(11,360,305)

Total stockholders’ deficit	(3,284,153)	(3,226,421)

Total liabilities and stockholders’ deficit	$662,090	$786,826

The accompanying notes are an integral part of these consolidated condensed financial statements.

(1) Amounts were derived from audited consolidated financial statements for the year ended September 30, 2008.

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiary
Consolidated Condensed Statements of Operations (Unaudited)

	Three months ended December 31,
	2008	2007

Revenues	$53,878	$178,803
Cost of revenues	6,897	113,102

Income before operating expenses	46,981	65,701

Operating expenses
Fulfillment	44,045	90,180
Technology and development	—	34,002
Advertising, marketing and web content	1,561	11,375
General and administrative	152,345	252,996
Officers’ compensation	—	31,000

Total operating expenses	197,951	419,553

Loss from operations	(150,970)	(353,852)

Other income (expense)
Interest income	—	—
Other income	5	80
Interest expense	(185,995)	(233,042)

Total other expense	(185,990)	(232,962)

Loss from operations before income taxes	(336,960)	(586,814)

Provision for income taxes	—	—

Net loss	$(336,960)	$(586,814)

Weighted average shares outstanding of common stock, basic and diluted	37,869,858	33,017,717

Net loss per common share outstanding, basic and diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated condensed financial statements.

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiary
Consolidated Condensed Statement of Stockholders’ Deficit
Three months ended December 31, 2008 (unaudited)

	Common Stock		Additional Paid-	Common Stock Authorized	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	but Unissued	Deficit	Deficit

Balance at September 30, 2008 (1)	33,307,898	$33,307	$7,869,107	$231,470	$(11,360,305)	$(3,226,421)

Issuance of shares of common stock previously authorized but unissued	5,432,676	5,433	226,037	(231,470)	—	—

Issuance of common stock for services	500,000	500	14,500	—	—	15,000

Issuance of common stock for debt	600,000	600	53,697	—	—	54,297

Valuation of discount on warrants granted in conjunction with notes payable	—	—	79,537	—	—	79,537

Authorization to issue common stock for notes payable and accrued interest	—	—	—	130,394	—	130,394

Net Loss for the three months ended, December 31, 2008	—	—	—	—	(336,960)	(336,960)

Balance at December 31, 2008	39,840,574	$39,840	$8,242,878	$130,394	$(11,697,265)	$(3,284,153)

The accompany notes are an integral part of these consolidated condensed financial statement.

(1) Amounts were derived from audited consolidated financial statements for the year ended September 30, 2008.

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiary
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three months ended December 31,
	2008	2007

Increase (Decrease) in Cash
Net loss from continuing operations	$(336,960)	$(586,814)
Adjustments to reconcile net loss to cash (used) in operating activities:
Depreciation	34,592	115,344
Valuation and amortization of warrant discounts	101,195	182,720
Share–based compensation for services	15,000	32,250

Changes in assets and liabilities:
Account receivable	75,500	—
Accounts payable	(1,471)	111,890
Accrued liabilities	103,597	2,928
Deferred revenue	(3,963)	(7,466)
Prepaid expenses and other current assets	1,191	(20,708)

Net cash (used in operating activities)	(11,319)	(169,856)

Cash flows from investing activities:
Purchase of video game library	—	(14,463)

Net cash (used) in investing activities	—	(14,463)

Cash flows from financing activities:
Proceeds from notes and loans payable	—	82,500
Payments on notes payable	—	(1,000)

Net cash provided by financing activities	—	81,500

Net (decrease) in cash	(11,319)	(102,819)
Cash at beginning of period	28,663	149,355

Cash at end of period	$17,344	$46,536

Supplemental disclosures and non-cash investing and financing activities - see Note 9.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements
December 31, 2008 (Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business

Gottaplay Interactive, Inc. (“Gottaplay”) is an on-line video game rental subscription service, which began operations in October 2004. The operation provides subscribers access to a comprehensive library of titles via the internet as an alternative to store based gaming rentals. The Company primarily offers three different monthly service plans with price points at: (a) $12.95, (b) $20.95 and (c) $28.95. Each plan allows active subscribers the right to have in their possession a certain number of games at any one time. Subscribers select titles at the Company’s website, aided by its proprietary recommendation service, and generally receive the DVD game selected within two to three business days via the U.S. Postal Service. Gamers may return a game at their convenience using the Company’s prepaid mailers. After a title has been mailed, the Company mails a title from the subscriber’s game queue. All of the Company’s subscription revenues are generated in the United States of America.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable United States Securities and Exchange Commission (“SEC”) Regulations for interim financial information. These interim financial statements are unaudited and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position and results of operations and cash flows for the dates and periods presented. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current fiscal year or for any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited consolidated condensed financial statements should be read in conjunction with the more detailed audited consolidated financial statements as of the fiscal year ended September 30, 2008, included in our Annual Report on Form 10-KSB as filed with the SEC. Accounting policies used in the preparation of these unaudited consolidated condensed financial statements are consistent in all material aspects with the accounting policies described in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-KSB, except where discussed below.

The Company and its wholly owned subsidiary adopted September 30th as its fiscal year end and are domiciled in Nevada.

Management’s Use of Estimates and Assumptions

The preparation of the consolidated condensed financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates, judgments and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements, and the reported amounts of revenue and expense during the reporting periods. Examples, though not exclusive, include estimates and assumptions of: loss contingencies; depreciation or amortization of the economic useful life of an asset; stock-based compensation forfeiture rates; estimating the fair value and impairment; potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; and determining when investment impairments are other-than temporary. The Company bases its estimates on historical experience and on various assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions and conditions.

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the Company’s current period presentation.

Revenue Recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements
December 31, 2008 (Unaudited)

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

The following securities were not included in the computation of diluted net loss per share of common stock as their effect would have been anti-dilutive:

	December 31, 2008	September 30, 2008

Options to purchase common stock	2,207,000	2,207,000
Warrants to purchase common stock	48,832,396	8,076,396
Secured notes payable convertible into common stock	2,315,746	2,315,746
Unsecured notes payable convertible into common stock	—	4,230,000
Stock authorized, but unissued	—	5,432,676

	53,355,142	22,261,818

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Share-Based Payments

The Company adopted Statement of Financial Accounting standards (“SFAS”) No. 123 (Revised December 2004), “Share-Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period. Under SFAS No. 123R, stock-base compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s requisite service period. The measurement of the stock-based compensation cost is based on several criteria including, but not limited, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate and award cancellation rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. If there is a difference between the assumptions used in determining stock-based compensation, costs and the actual factors, which become known over time, we may change the future input factors used in determining stock-base compensation costs. These changes may materially impact the results of operations in the periods over which such costs are expensed.

Note 2 - Going Concern and Management’s Plan

The Company’s consolidated condensed financial statements as of and for the three months ended December 31, 2008 have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company recorded a net loss of $336,960 from continuing operations and $11,319 of negative cash flows from operating activities

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements
December 31, 2008 (Unaudited)

for the three months ended December 31, 2008. At December 31, 2008, the Company had a working capital deficit of $3,708,149 and a stockholders’ deficit of approximately $3,284,153. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the ultimate outcome of these risks and uncertainties. As of December 31,2008 and as of the date of this report, the Company’s working capital deficit and cash flow projections, would not enable it to meet the due dates of certain financial obligations and operating objectives as presently structured.

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

Note 3 – Account Receivable

At December 31, 2008 and September 30, 2008, the Company was owed $219,950 and $295,450, respectively, from one customer. This asset is unsecured and without terms.

Note 4 – Amount Held in Escrow

Between June and July 2008, the Company entered into an agreement with a stockholder/investor and controlling party of certain note holders (“Stockholder”), of the Company whereby the Stockholder and the Company, together, would attempt, among other things, to achieve settlements with certain creditors for less than the amount owed to them. Each party to this agreement was to contribute approximately $125,000 to an escrow account of an entity controlled by the Stockholder (the “Entity”). In July 2008, the Company raised $126,900 from investors in the form of 6% convertible notes. To facilitate and expedite the transfer of funds, the Company authorized these investors to deposit their funds directly into the escrow account controlled by the Stockholder. In accordance with the terms of the agreement, the Stockholder was to pay into the escrow account a matching amount. The Stockholder failed to match the Company’s contribution. Accordingly, the Company has requested from the Stockholder and the Entity, a full accounting of, and the immediate return of the $126,900 because of a breach of the agreement. On December 26, 2008, the Board of Directors authorized the officers of the Company to consult with legal counsel to determine what action should be taken to recover these funds.

Because of the high level of uncertainty with the realization of this asset, the Company has reserved the entire amount of $126,900 on the accompanying Consolidated Condensed Balance Sheets.

Note 5 – Accrued Liabilities

The following table is a summary of accrued liabilities at:

	December 31, 2008	September 30, 2008

a. Interest	$312,498	$231,623
b. Other liabilities	289,355	288,718
c. Wages and related burden	89,966	84,356
d. Amount due subscribers	13,250	—
d. Business taxes	6,475	6,744

Total accrued liabilities	$711,544	$611,441

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements
December 31, 2008 (Unaudited)

Note 6 – Notes Payable

The Company has the following promissory notes due as of December 31, 2008 and September 30, 2008, and, all are classified as a current liability. Pertinent details of the notes are summarized as follows:

					Principal

	Collateral	Rate of Interest	Number of Notes	Due Dates	December 31, 2008	September 30, 2008

1.	No	14%	11	Extended to 6-30-2009	$1,255,000	$1,255,000
2.	No	18%	1	In default	95,000	95,000
3.	No	18%	1	In default	15,000	16,000

				Total	$1,365,000	$1,365,000

Note 7 – Convertible Notes Payable

The following is a summary of the convertible notes payable:

						Principal

	Collateral	Related Party	Rate of Interest	Number of Notes	Due Dates	December 31, 2008	September 30, 2008

1.	Yes	No	9%	8	In default	$1,157,873	$1,157,873
2.	No	No	6%	16	—	—	96,900
2.(a)	No	Yes	6%	2	—	—	30,000

						1,157,873	1,284,773
	Less unamortized discount					—	(21,659)

						$1,157,873	$1,263,114

					Unrelated parties	$1,157,873	$1,238,234
					Related Parties	—	24,880

					Total	$1,157,873	$1,263,114

Secured Convertible Notes Payable

The Company has eight secured convertible notes payable and total $1,157,873. These notes are in default. The notes, bearing interest at 9% per annum, were due on August 15, 2008. At December 31, 2008, related accrued interest totaled $39,933. Each investor was granted a pro-rata security interest in all the Company’s assets.

Unsecured Convertible Notes Payable

In July 2008, the Company raised $126,900 from eighteen investors in the form of convertible notes payable, bearing interest at 6% per annum, and due within one year from the date of issuance. On December 26, 2008, these notes, plus $3,494 of related accrued interest, were authorized by the Board to be converted into 4,346,461 shares of $0.001 par value common stock. These shares were issued in January 2009. As of September 30, 2008, the investors were granted a total of 1,269,000 warrants in connection with their notes. However, on December 26, 2008, the Board authorized an additional 41,031,000 warrants to be granted to the investors because the original warrant calculation was based on proceeds from the investment and not on shares of stock issued and as per the underlying agreement and board minutes. A grand total of 42,300,000 warrants have been granted to these investors.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements
December 31, 2008 (Unaudited)

For the three months ended December 31, 2008, the Company recognized as interest expense, discounts, on these unsecured convertible notes payable totaling $101,195, which equaled the estimated fair value of the warrants granted, as determined using the Black-Scholes Option Pricing Model. The unamortized balance at December 31, 2008 is zero. Discounts were recognized and amortized ratably over the term of each convertible note payable.

Note 8 – Options and Warrants

Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The Company estimates the expected stock price volatility and the expected life of the awards based on historical data and representative peer group data. The risk-free interest rate for periods within the contractual life of the award is based on U.S. Treasury Constant Maturity yields with similar expected lives. The value of awards granted during the three months ended December 31, 2008 was estimated at the date of grant using the following weighted average assumptions:

Expected life (years)	1.03
Risk-free interest rate	.64%
Stock price volatility	323.6%
Dividend yield	0.0%

A summary of the Company’s stock options and warrants, as of and for the three months ended December 31, 2008, is presented below:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at September 30, 2008	10,283,396	$1.12	$1.12

Granted	41,031,000.02		.02
Exercised	—	—	—
Expired/Cancelled/Forfeited	(275,000)	0.60	0.60

Balance at December 31, 2008	51,039,396	$0.24	$0.24

Vested and Exercisable, December 31, 2008	51,039,396	$0.24	0.24

The following table summarizes information about the Company’s outstanding stock options and warrants at December 31, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$.00 - 0.03	42,300,000	$.02	.75	42,300,000	$.02
.04 - 0.50	2,207,000.50		7.13	2,207,000.50
.51 – 1.00	1,937,596.67		.55	1,937,596.67
1.01 – 1.50	2,540,000	1.48	.38	2,540,000	1.48
1.51 – 2.50	2,054,800	2.50	1.24	2,054,800	2.50

	51,039,396		1.03	51,039,396

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements
December 31, 2008 (Unaudited)

Note 9 – Supplemental Cash Flows Information

Supplemental disclosures of cash flows information for the Company are summarized as follows:

	Three months ended December 31,
	2008	2007

Non-Cash Investing and Financing
Stock authorized but unissued, for notes payable and accrued interest	$130,394	$—
Issuance of common stock in settlement of account payable	54,297	—
Issuance of common stock in settlement of accrued liabilities	—	67,500
Rescission of 2.0 million shares of canceled stock at par value	—	2,000
Cancellation of 250,000 shares	—	(3)

Cash Paid for Interest and Taxes
Interest	$—	$—
Taxes	—	—

Note 10 – Commitments and Contingencies

Collection Notice on Outstanding Judgment

The Company was notified in January 2009 that a Judgment was entered against it for approximately $105,000 (the “Judgment”), which represents the balance due on an obligation that the Company had incurred prior to the merger with Gotaplay Interactive, Inc. (The Company had merged with Gotaplay Interactive, Inc. and then changed its name to Gottaplay Interactive, Inc.) This liability was originally settled for $200,000 in July 2006. On August 1, 2007, the Company sold the assets of the ISP Division to a company (“buyer”) in which a former director and officer of the Company is a principal in exchange for the assumption of the liabilities of that Division. Substantially all the obligations of the ISP Division at the date of sale were assumed by the buyer. Pursuant to terms of the sale agreement, Focus is to indemnify the Company in the event that the Company would have to pay any of the liabilities of the sold ISP Division. Accordingly, the Company recognized a contingent liability of $105,000 in the accompanying Consolidated Condensed Balance Sheets in accrued liabilities. The Company has notified the buyer about this Judgment and will attempt to enforce rights of indemnification should the Company be forced to settle this claim.

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

The Company has received many notices from various collection agencies and legal firms regarding certain unpaid, past due accounts payables. These notices are evaluated for propriety and accuracy and then reconciled to the vendor’s account payable. As of December 31, 2008 and as of the date of this report, the Company is not in a position to pay these obligations associated with these notices.

Claim for Wages and Expenses

The Company was notified in June 2008 by a State that a former employee filed in their State of residence a “claim” for unpaid wages, expenses and other items totaling $70,160. The Company believes it has reached an agreement in principal with the former employee to settle this claim for cash and the issuance of shares of common stock for a value at less than the full claim filed. Accordingly, on January 23, 2009, the State issued a Notice of Dismissal.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated condensed financial statements, including notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 filed on January 12, 2009.

The statements in this report include forward-looking statements. These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers; and, our ability to maintain a level of investment that is required to remain competitive. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the gaming/entertainment industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and exchange Commission reports and filings. We believe it is important to communicate our expectations, however, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are an on-line video game rental subscription business dedicated to providing customers with a quality rental experience through our web site, www.gottaplay.com. This service is an alternative to store based gaming rentals. We seek to provide our customers with a large selection of video game rental choices on a monthly subscription basis. Customers can sign-up via our web page to rent video games of their choice. Once they have made their selection(s), the titles are then shipped to the customer via USPS first class mail. Active subscribers can retain the games for an indefinite period of time as long as they are paying subscribers. Customers can exchange their selections at anytime by returning their game(s) in our pre-paid and pre-addressed envelope. We also offer gamers a trading platform in which they can trade their personal games with other active subscribers and we have purchased and wholesaled previously owned games.

Results for the Quarter Ended December 31, 2008

Revenue

Revenue for the quarter ended December 31, 2008 was $53,878 as compared to $178,803 the same quarter ended one year ago. The following table illustrates the change in our active membership levels over the comparable quarters ended December 31,

	2008	2007	Increase (Decrease)

September 30,	985	4,771	(3,786)
December 31,	718	4,563	(3,845)

Net changes	(267)	(208)	59

Average receipt per month per active subscriber	$20.14	$12.73	$7.41

We had predicted this downward trend in sales and enrollment and we expect our subscriber base to bottom-out in January or February 2009 and then begin an upward trend. The loss of our subscribers can be directly attributed to lack of: (a) advertising, (b) marketing, (c) participation in promotional events, (d) inventory of new releases, and (e) the current state of the depressed national economy. We have renewed and intensified our efforts to capture new subscribers by improving and updating the design and utility of our website. All recent indicators point to minor, net positive gains on our active subscriber base.

We believe that with a reasonable capital investment in marketing/advertising and rebuilding our video game library with new releases, we will begin to realize long-term positive results in subscriber memberships and increased revenues. However, unless we are able to purchase new releases quickly in order to re-build our library with contemporary titles and with the quantities necessary to meet demand and market our business effectively, our business and our revenues will continue to suffer.

Cost of Revenues

Our cost of revenues for the quarter ended December 31, 2008 decreased approximately $105,300 over the same comparable quarter one year ago. Three categories contributed to this decrease:

a.	Depreciation of our DVD library decreased $76,500 because most DVD’s were fully depreciated as of September 30, 2008.

b.	Mailing expenses and shipping costs/materials decreased approximately $22,100 due to significantly fewer subscribers using our services this quarter over the prior comparable quarter.

c.

Fees charged by our credit card processor, PayPal, decreased $6,700 due to significantly fewer number of subscriber transactions submitted for processing, and, in turn due to significantly fewer active subscribers this quarter over the quarter ended December 31, 2007.

Operating Expenses

Our operating expenses decreased approximately $221,600 this quarter ended December 31, 2008 over the same quarter ended one year ago. Several factors contributed the reduced operating costs this period as compared to the prior reported period:

a.

We closed all distribution centers and eventually consolidated all operations to one facility located in Garden City, New York. By this effort alone, we have reduced fulfillment, and its related labor and burden, rent and utilities’ expenses significantly.

b.	Currently, we do not pay any officer wages.

c.	We have limited the engagements of all non-essential professionals.

d.	Rent for corporate offices has been eliminated.

e.	Affiliate marketing expense was eliminated.

Fulfillment

Total fulfillment expenses for the quarter ended December 31, 2008 was $44,045 as compared to $90,180 one year ago. The most significant reason for $46,135 net change can be attributed to reduced labor and burden which decreased approximately $49,500. However, we had an increase of $9,275 in our co-location expense because of an overlapping month during the transition from one co-location provider to another. All other expenses in the category decreased overall approximately $5,910.

Technology and Development

This category was primarily comprised of expenses for developing our website and maintenance on our GDS proprietary software. Because of lack of working capital, no development and programming was initiated during the quarter ended December 31, 2008.

Advertising and Marketing

Advertising and marketing is not in our budget currently because of the lack of working capital. As such, we were only able to commit to updating our website with relevant and pertinent information and developing links to other websites, such search engine sites, and other sites as deemed necessary.

General and Administrative Expenses

General and administrative expenses are broadly categorized in the following table for the quarters ended December 31,

	2008	2007	Increase (decrease)

Compensation and burden	$35,890	$79,702	$(43,812)
Facilities and related	2,545	18,408	(15,863)
Audit, legal and other professional fees	68,678	132,870	(64,192)
Taxes, fees and other	374	4,320	(3,946)
Communications and connectivity	254	6,084	(5,830)
Office, travel and general	2,932	15,793	(12,861)
Settlements and other	8,412	(41,629)	50,041
Depreciation and amortization	33,260	37,448	(4,188)

	$152,345	$252,996	$(100,651)

Overview of General and Administrative Expenses

Under the circumstances, we believe our general and administrative expenses were under control, as expected, and, within the proximate range of management’s anticipation. Any comparison of expenses between the two periods is grossly skewed because the scale at which our business activity was conducted for quarter ended December 31, 2007 does not correlate to the survival mode we are experiencing this quarter.

At December 31, 2008 we had three employees versus eleven at December 31, 2007. We currently utilize contract hourly labor to process our DVD’s for operations and fulfillment, whereas one year ago we had several employees performing these same functions.

Interest Expense

The following table reports the components of Interest expense for the quarters ended December 31,

	2008	2007	Increase (decrease)

Notes payable	$84,370	$49,390	$34,980
Amortization of discounts on warrants	101,195	182,717	(81,522)
Finance charges on past due accounts	430	935	(505)

	$185,995	$233,042	$(47,047)

Income Taxes

Because we incurred significant operating losses during prior reporting periods, no material Federal or State income taxes have been recognized. We have provided a full valuation allowance on the net deferred tax asset, which consists of net operating loss carryforwards because we believe it is more-likely-than-not that we will not earn income sufficient to realize these deferred tax assets within the foreseeable future.

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

Impact of Inflation

We believe that inflation has had negligible effect on our operations. We have the flexibility to offset inflationary increases of various expenses such as the cost of labor and direct payroll taxes. We can arbitrarily increase our subscriber plan fees to offset these anticipated increases, all the while trying to increase our subscriber base and continue the improvement of our overall operating procedures and systems. By these elements alone, we can absorb most, if not all, increased non-controlled operating costs with increased fees and more efficient operations.

Liquidity and Capital Resources

Recent national and global economic conditions have been challenging and unprecedented, particularly in the investment, credit and financial markets. Concerns continue about the impact and the effect the Federal government’s stimulus packages, inflation, volatile energy costs, availability and expenses of credit, stock market swings and the ever increasing national unemployment roles. Businesses today are at risk due to limited credit, illiquid credit markets and wide credit spreads. All of which leads many institutional investors and private investors to reduce and/or cease funding to borrowers. If the current credit market conditions continue in this manner and the government’s stimulus packages are not acted upon soon, more businesses will close and consumer’s confidence will wane even further. Our company is experiencing a direct impact of the above mentioned conditions because certain private investors, although they are optimistic of our industry and our business model/plan, are unwilling at this time to commit funds until they see an upturn in national economy.

Our consolidated condensed financial statements as of and for the quarter ended December 31,2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended December 31, 2008, we had a net loss of $336,960 and negative cash flows from operations of $11,319. Also at December 31, 2008, we had a working capital deficit of $3,708,149 and a stockholders’ deficit of $3,284,153. Our working capital deficit at December 31, 2008 may not enable us to meet certain financial objectives as presently structured.

We had a cash balance of $17,344 at December 31, 2008. We have financed our operations and capital requirements primarily through private debt and equity offerings. Our current forecast anticipates substantial negative cash flows from operations. Therefore, we will have to raise capital through either equity instruments and/or debt, not only to sustain our operations but to grow and improve our operations according to our fiscal 2009 business plan.

At December 31, 2008, the book value of our common stock was a negative $0.08 per share, our current ratio was 0.06, our cash to debt ratio was a 0.004 and our acid-test ratio was 0.06. These are unacceptable results, and if we are going to survive and run a successful business we will have to improve our performance quickly and attract favorable financing/equity arrangements immediately.

Our level of indebtedness at December 31, 2008 was approximately $4.0 million and all debts are classified as current liabilities. We have approximately $1.158 million of secured convertible notes payable in default. If we do not negotiate new terms or convert these notes into new debt and/or equity immediately, the note holders can exercise their collateral position and take over our company.

If we incur more debt, without substantially paying off/down and/or converting the current debts into common stock greatly intensify the risk of our failure. New debt would require us to pay interest and we cannot pay our current interest. If we did pay interest, that would reduce our available funds available for operations, working capital, certain capital expenditures, product development and other general purposes. Any additional debt may also decrease our ability to refinance or restructure our current indebtedness and further limit our ability to adjust to changing market conditions. Our excessive debt limits our ability and flexibility to: (a.) meet changing business and industry initiatives, (b.) invest in strategic initiatives, (c.) negotiate favorable credit terms and services, (d.) enjoy low interest rates, and (e.) attract qualified investors.

Our continuation as a going concern is dependent on our ability to collect our account receivable, grow revenues, obtain additional equity and/or favorable financing, and, generate sufficient cash flows from operations to meet our obligations on a timely basis.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company”, we are not required to provide the information by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a – 15(b) of the Exchange Act, as of December 31, 2008. Based on this evaluation our Interim Chief Executive Officer and Interim Chief Financial Officer concluded our disclosure controls and procedures ( as defined in Rule 13a -15(e) of the Exchange Act were effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the interim period ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Wage and Expense Claim

We were notified in June 2008 by the State of California that a former employee filed a “claim” for unpaid wages, expenses and other items totaling $70,160. We have reached an agreement in principal with the former employee whereby a reasonable settlement will be achieved shortly. Accordingly, on January 23, 2009 the State of California dismissed this claim without prejudice.

Collection Notice on Outstanding Judgment

We were notified that a Judgment was entered against us for approximately $105,000 (the “Judgment”), which represents the balance due on an obligation that the Company had incurred prior to our merger with Gotaplay Interactive, Inc. (The Company merged with Gotaplay Interactive, Inc. and then changed its name to Gottaplay Interactive, Inc.) This liability was originally settled with Donobi, Inc., also known as the “ISP Division” for $200,000 in July 2006. On August 1, 2007, we sold the assets of the ISP Division to Focus Systems, Inc. (“Focus”), a company in which a former director and officer of the Gottaplay is a principal, in exchange for the assumption of the liabilities of that Division. Substantially all the obligations of the ISP Division at the date of sale were assumed by Focus. Pursuant to terms of the sale agreement, Focus is to indemnify us in the event that the Company would have to pay any of the liabilities of the sold ISP Division.) Accordingly, we have recognized a contingent liability of $105,000 in the accompanying consolidated condensed balance sheets for the periods presented. We have notified Focus about this Judgment and we will attempt to enforce our rights of indemnification should the Company be forced to settle this claim.

ITEM 1A. RISK FACTORS

As a “Smaller Reporting Company”, we are not required to provide the infromation required b y this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 20, 2008, we issued 5,200,176 shares of common stock to eight note holders for accrued liablities and accrued interest. The stock was valued at $0.03 per share.

On November 7, 2008, we issued 232,500 shares of common stock to Nextrental, Inc. in a negotiated settlement of $75,464 of total debts we owed it.

On November 24, 2008, we issued 600,000 shares of common stock to Insynq, Inc. in a negotiated settlement of $64,297 of accounts payable we owed it.

On December 23, 2008, we issued 500,000 shares of common stock, to Stephan Müller, a prior director, as an award for services rendered. The stock was valued at $0.03 per share.

On December 26, 2008, we granted an additional 41,031,000 warrants to eighteen investors who loaned us $126,900 in July 2008. Total of 42,300,000 warrants were granted to these investors and are equally distributed between Series A and Series B warrants. Each investor was granted equal number of warrants per series and the grants were factored at 5,000 warrants per each share of common stock issued for the amount of their loan. Series A warrants total 21,1500, expire on June 30, 2009, with an exercise price of $0.005. Series B warrants total 21,150,000, expire on January 31, 2010, with an exercise price of $0.05 The loans and accrued interest were authorized and approved to be converted into 4,346,461 shares of common stock on December 26, 2008. Issuance of the shares was in Janauary 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of December 31, 2008, we are in default on two promissory notes, totaling $110,000, as detailed: (a) $95,000 was due on April 8, 2007 and (b) $15,000 was due on February 5, 2005. Related accrued interest totaled $88,827.

As of December 31, 2008, we are in default on eight secured convertible promissory notes totaling $1,157,873. Related accrued interest totaled $39,933. These notes and related accrued interest were due on August 15, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

31.1 Certification of Interim Chief Executive and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Interim Chief Executive and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

1.	On October 08, 2008 Form 8-K was filed in connection with the resignation of a member of the board of directors, John P. Gorst.

2.	On December 23, 2008 Form 8-K was filed in connection with the resignation of a member of the board of directors, Stephan Müller.

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOTTAPLAY INTERACTIVE, INC.
(Registrant)

Date: February 17, 2009

By:	/s/ Matthew Skidell

Matthew Skidell
Interim Chief Executive Officer, Interim Chief Financial Officer,
Interim Principal Accounting Officer and Director