Form 10-Q
period 2009-03-31
Gottaplay Interactive, Inc.
filed 2009-05-15
CIK 831232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

          Yes ☐      No ☒

As of May 8, 2009, the registrant had 44,187,035 shares of its $0.001 par value common stock outstanding.

Gottaplay Interactive, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiary
Consolidated Condensed Balance Sheets

	March 31, 2009 (Unaudited)	September 30, 2008 (1)

Assets

Current assets
Cash and cash equivalents	$14,062	$28,663
Account receivable	158,420	295,450
Prepaid expenses and other current assets	800	1,991
Amount held in escrow, net of $126,900 for doubtful realization	—	—

Total current assets	173,282	326,104

Property and equipment
Fixed assets, net	375,675	442,197
Video game library, net	14,983	14,911

Total property and equipment	390,658	457,108

Other assets
Deposits	1,480	3,614

Total assets	$565,420	$786,826

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$687,268	$762,699
Accrued liabilities	796,896	611,441
Deferred revenues	6,554	10,993
Notes payable	1,365,000	1,365,000
Convertible notes payable, net of discounts	1,157,873	1,238,234
Convertible notes payable – related parties, net of discounts	—	24,880

Total current liabilities	4,013,591	4,013,247

Stockholders’ deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,187,035 and 33,307,898, respectively, shares issued and outstanding	44,187	33,307
Additional paid-in capital	8,512,725	7,869,107
Common stock authorized, but unissued	—	231,470
Accumulated deficit	(12,005,083)	(11,360,305)

Total stockholders’ deficit	(3,448,171)	(3,226,421)

Total liabilities and stockholders’ deficit	$565,420	$786,826

The accompanying notes are an integral part of these consolidated condensed financial statements.

(1) Amounts were derived from audited consolidated financial statements for the year ended September 30, 2008.

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiary
Consolidated Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,		Six months ended March 31,

	2009	2008	2009	2008

Revenues	$46,131	$612,591	$100,009	$791,394
Cost of revenues	8,712	493,719	15,609	605,971

Income before operating expenses	37,419	118,872	84,400	185,423

Operating expenses
General and administrative	84,350	378,758	236,695	631,755
Fulfillment	33,797	87,198	77,842	178,227
Advertising, marketing and web content	—	300	1,561	11,675
Technology and development	—	31,502	—	65,504
Officers’ compensation	—	28,204	—	59,204

Total operating expenses	118,147	525,962	316,098	946,365

Loss from operations	(80,728)	(407,090)	(231,698)	(760,942)

Other income (expense)
Interest income and other income	—	—	5	80
Interest expense and financing costs	(227,090)	(97,059)	(413,085)	(330,101)

Total other income (expense)	(227,090)	(97,059)	(413,080)	(330,021)

Loss from operations before provision for income taxes	(307,818)	(504,149)	(644,778)	(1,090,963)

Provision for income taxes	—	—	—	—

Net Loss	$(307,818)	$(504,149)	$(644,778)	$(1,090,963)

Weighted average number of common shares outstanding	43,800,683	33,307,898	40,802,684	33,162,015

Net loss per common shares outstanding, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these consolidated condensed financial statements.

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiary
Consolidated Condensed Statement of Stockholders’ Deficit
Six months ended March 31, 2009 (unaudited)

	Common Stock		Additional Paid In	Common Stock Authorized but	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Unissued	Deficit	Deficit

Balance at September 30, 2008 (1)	33,307,898	$33,307	$7,869,107	$231,470	$(11,360,305)	$(3,226,421)

Issuance of shares of common stock previously authorized but unissued	5,432,676	5,433	226,037	(231,470)	—	—

Issuance of common stock for services	500,000	500	14,500	—	—	15,000

Issuance of common stock for debt	4,946,461	4,947	179,744	—	—	184,691

Valuations of warrants per grants made in conjunction with notes payable and related extensions	—	—	223,337	—	—	223,337

Net Loss for the six months ended, March 31, 2009	—	—	—	—	(644,778)	(644,778)

Balance at March 31, 2009	44,187,035	$44,187	$8,512,725	$—	$(12,005,083)	$(3,448,171)

The accompany notes are an integral part of these consolidated condensed financial statement.

(1) Amounts were derived from audited consolidated financial statements for the year ended September 30, 2008.

Gottaplay Interactive, Inc.
and Its Wholly Owned Subsidiary
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six months ended March 31,
	2009	2008

Net loss from continuing operations	$(644,778)	$(1,090,963)
Adjustments to reconcile net loss to cash (used) in operating activities:
Depreciation and amortization	67,936	193,352
Valuation and discount amortization of warrants	244,995	204,653
Share–based compensation for services	15,000	32,250
Basis of assets sold	381	—

Changes in assets and liabilities:
Account receivable	137,030	(465,450)
Accounts payable	(18,999)	67,468
Accrued liabilities	188,949	5,220
Deferred revenue	(4,439)	(16,403)
Prepaid expenses and other current assets	1,191	13,724

Net cash (used) in operating activities	(12,734)	(1,056,149)

Cash flows from investing activities:
Purchase of video game library	(1,867)	(28,792)

Net cash (used) in investing activities	(1,867)	(28,792)

Cash flows from financing activities:
Proceeds from notes and loans payable	—	1,192,500
Payments on notes payable	—	(183,500)

Net cash provided by financing	—	1,009,000

Net (decrease) in cash	(14,601)	(75,941)
Cash at beginning of period	28,663	149,355

Cash at end of period	$14,062	$73,414

Supplemental disclosures and non-cash investing and financing activities - see Note 10.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Gottaplay Interactive, Inc. and Its Wholly Owned Subsidiary
Notes to Consolidated Condensed Financial Statements
March 31, 2009 ( Unaudited)

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

The following securities were not included in the computation of diluted net loss per share of common stock as their effect would have been anti-dilutive:

	March 31, 2009	September 30, 2008

Options to purchase common stock	2,207,000	2,207,000
Warrants to purchase common stock	58,869,546	8,076,396
Secured notes payable convertible into common stock	2,315,746	2,315,746
Unsecured notes payable convertible into common stock	—	4,230,000
Stock authorized, but unissued	—	5,432,676

	63,392,292	22,261,818

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

Recent Authoritative Accounting Pronouncements

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

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on the Company’s financial statements.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 2 - Going Concern and Management’s Plan

The Company’s consolidated condensed financial statements as of and for the six months ended March 31, 2009 have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company recorded a net loss of $644,778 from continuing operations and $12,734 of negative cash flows from operating activities for the six months ended March 31, 2009. At March 31, 2009, the Company had a working capital deficit of $3,840,309 and a stockholders’ deficit of $3,448,171. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the ultimate outcome of these risks and uncertainties. As of March 31,2009 and as of the date of this report, the Company’s working capital deficit and cash flow projections, would not enable it to meet the due dates of certain financial obligations and operating objectives as presently structured.

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

Note 3 – Account Receivable

At March 31, 2009 and September 30, 2008, the Company was owed $158,420 and $295,450, respectively, from one customer. This asset is unsecured and without terms.

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

Note 5 – Accrued Liabilities

The following table is a summary of accrued liabilities at:

	March 31, 2009	September 30, 2008

a. Interest	$400,286	$236,193
b. Other liabilities	285,153	284,148
c. Wages and related burden	103,739	84,356
d. Business taxes	6,718	6,744
e. Amount due subscribers	1,000	—

	$796,896	$611,441

Note 6 – Notes Payable

The Company has the following promissory notes due as of March 31, 2009 and September 30, 2008. All notes are classified as a current liability. Pertinent details of the notes are summarized as follows:

					Principal

	Collateral	Rate of Interest	Number of Notes	Due Dates	March 31, 2009	September 30, 2008

1.	No	14%	11	Extended to 6-30-2009	$1,255,000	$1,255,000
2.	No	18%	1	In default	95,000	95,000
3.	No	18%	1	In default	15,000	15,000

					$1,365,000	$1,365,000

Note 7 – Convertible Notes Payable

The following is a summary of the convertible notes payable:

						Principal

	Collateral	Related Party	Rate of Interest	Number of Notes	Due Dates	March 31, 2009	September 30, 2008

1.	Yes	No	9%	8	In default	$1,157,873	$1,157,873
2.	No	No	6%	16	—	—	96,900
2.(a)	No	Yes	6%	2	—	—	30,000

						1,157,873	1,284,773
	Less unamortized discount					—	(21,659)

						$1,157,873	$1,263,114

					Unrelated parties	$1,157,873	$1,238,234
					Related Parties	—	24,880

					Total	$1,157,873	$1,263,114

Secured Convertible Notes Payable

The Company has eight secured convertible notes payable and total $1,157,873. These notes are in default. The notes, bearing interest at 9% per annum, were due on August 15, 2008. At March 31, 2009, related accrued interest totaled $66,712. Each investor was granted a pro-rata security interest in all the Company’s assets.

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

As of September 30, 2008, the investors were granted a total of 1,269,000 warrants in connection with their convertible notes discussed above. However, on December 26, 2008, the Board authorized an additional 41,031,000 warrants to be granted to the investors because the original warrant calculation was based on proceeds from the investment and not on shares of stock issued and as per the underlying agreement and board minutes. A total of 42,300,000 warrants have been granted to these investors.

For the six months ended March 31, 2009, the Company recognized as interest expense, discounts, on these unsecured convertible notes payable totaling $101,195, which equaled the estimated fair value of the warrants granted, as determined using the Black-Scholes Option Pricing Model. The unamortized balance at March 31, 2009 is zero. Discounts were recognized and amortized ratably over the term of each convertible note payable.

Note 8 – Options and Warrants

Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The Company estimates the expected stock price volatility and the expected life of the awards based on historical data and representative peer group data. The risk-free interest rate for periods within the contractual life of the award is based on U.S. Treasury Constant Maturity yields with similar expected lives. The values of awards granted during the six months ended March 31, 2009 were estimated at the date of grant using the following weighted average assumptions:

Expected life (years)	.76
Risk-free interest rate	.43%
Stock price volatility	261.93%
Dividend yield	0.0%

On February 27, 2009, the holders of $1,255,000 of promissory notes extended the due dates of their notes to June 30, 2009. In consideration for this extension, the Company granted 9,480,000 warrants to the note holders. These warrants carried an exercise price of $0.005 and an expiration date of June 30, 2009. The Company recognized $143,800 as interest expense, the estimated fair value of these warrants, as determined using the Black-Scholes Option Pricing Model.

A summary of the Company’s stock options and warrants, as of and for the six months ended March 31, 2009, is presented below:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Balance at September 30, 2008	10,283,396	$1.12	$1.12

Granted	53,229,896.02		.02
Exercised	—	—	—
Expired/Cancelled/Forfeited	(2,436,746)	0.64	0.64

Balance at March 31, 2009	61,076,546	$0.21	$0.21

Vested and Exercisable, March 31, 2009	61,076,546	$0 .21	$0.21

The following table summarizes information about the Company’s outstanding stock options and warrants at March 31, 2009:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$.00 - 0.03	51,780,000	$.02	.46	51,780,000	$.02
.04 - 0.50	2,207,000.50		6.89	2,207,000.50
.51 – 1.00	2,590,746.73		.66	2,590,746.73
1.01 – 1.50	2,444,000	1.48	.37	2,444,000	1.48
1.51 – 2.50	2,054,800	2.50	1.24	2,054,800	2.50

	61,076,546		.71	61,076,546

Note 9 - Authorized Capital

The Company is authorized is issue 100,000,000 shares of its $0.001 par value common stock. As of March 31, 2009 and as of the date of this report, if the above equity instruments were all exercised on March 31, 2009 and as of the date of this report, and the holders of convertible notes exercised their right to convert their debt into shares of common stock on the same date, the company would not have enough authorized shares of common stock to facilitate these actions. The Company exceeds the authorized number of shares by approximately 7.6 million shares. In the opinion of management, it is highly unlikely that the holders of these equity instruments would all exercise their positions simultaneously because approximately 39.9 million of these equity instruments have an exercise price significantly above recent close of day market prices, which have ranged from $0.01 to $0.003 per share. In addition, 33,249,000 warrants are due to expire on June 30, 2009.

Note 10 – Supplemental Cash Flows Information

Supplemental disclosures of cash flows information for the Company are summarized as follows:

	Six months ended March 31,
	2009	2008

Non-Cash Investing and Financing
Stock authorized, but unissued, for notes payable and accrued interest	$130,394	$—
Issuance of common stock in settlement of account payable	54,297	—
Security deposit released in settlement of account payable	2,134	—
Issuance of common stock in settlement of accrued liabilities	—	67,500
Rescission of 2.0 million shares of canceled stock at par value	—	2,000
Cancellation of 250,000 shares	—	(3)

Cash Paid for Interest and Taxes
Interest	$—	$118,357
Taxes	—	—

Note 11 – Commitments and Contingencies

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

The Company has received many notices from various collection agencies and legal firms regarding certain unpaid, past due accounts payables. These notices are evaluated for propriety and accuracy and then reconciled to the vendor’s account payable. As of March 31, 2009 and as of the date of this report, the Company is not in a position to pay these obligations associated with these claims and/or notices.

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

Consulting/Management Agreement

The Directors of the Board have been in negotiations with an individual, also a stockholder, to assist the Company in: (a.) managing the Company operations, (b.) raising capital and (c.) re-structuring the equity and the debts of the Company. As of the date of this report, the parties have not agreed to all terms and conditions, to include the compensation arrangement, of the agreement. The individual has been performing certain managerial functions without consummating the agreement. Accordingly, since no binding agreement exists, the Company has not made any provision in the accompanying consolidated condensed financial statements for compensation. Both parties expect an agreement will be reached in May 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated condensed financial statements, including notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 filed on January 12, 2009.

The statements in this report include forward-looking statements. These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”‘, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers; and, our ability to maintain a level of investment that is required to remain competitive. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the gaming/entertainment industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results for the Quarter Ended March 31, 2009

Revenue

Subscriber revenue

For the quarter ended March 31, 2009 we recognized $33,600 as compared to $147,141 for the same quarter ended one year ago. Revenues for the six months ended March 31, 2009 and 2008 were $69,259 and $325,944, respectively.

Other revenue

We also earned another $12,531 and $30,750, respectively, for the three and six periods ended March 31, 2009 on incidental: (a.) sales of used DVD’s, (b.) processing fees earned from Play N Trade, and (c.) fees from unreturned and lost DVD’s. For the same periods one year ago, we recorded $465,450 in wholesale revenues.

The following table illustrates the change in the number of our active (paying) subscriber levels from October 1, 2008 through March 31, 2009:

	Fiscal 2009	Fiscal 2008	Changes

Active members at beginning of period	985	4,771	(3,786)
Decrease in membership - 1st quarter	(267)	(208)	(59)
Decrease in membership - 2nd quarter	(39)	(306)	267

Active members at end of period	679	4,257	(3,578)

We had predicted this downward trend in sales and membership enrollments. The loss of our subscribers can be directly attributed to lack of: (a) advertising, (b) marketing, (c) participation in promotional events, (d) inventory of new releases, and (e) the current state of the depressed national economy. We have renewed and intensified our efforts to capture new subscribers by improving and updating the design and utility of our website. We hope these efforts will attract new subscribers, and mitigate the erosion of our core business.

We believe that with a reasonable capital investment in marketing/advertising and rebuilding our video game library with new releases, we will begin to realize long-term positive results in subscriber memberships and increased revenues. However, unless we are able to: (a.) purchase new releases quickly in order to re-build our library with contemporary titles, (b.) purchase sufficient quantities necessary to meet gamers’ demands, and (c.) effectively market our business to consumers, our business and our revenues will continue to suffer.

Cost of Revenues

Cost of revenues primarily includes all direct costs in generating our membership fees and includes such items as amortization of DVD’s, postage, two-way mailers, and other direct expenses. The following table presents comparative data for the periods presented:

	Three months ended March 31,		Six months ended March 31,

	2009	2008	2009	2008

Shipping materials, postage and miscellaneous	$3,917	$11,784	$5,945	$35,944
Credit card processing fees	2,845	6,375	6,384	16,572
Basis and cost of DVD’s sold	1,866	—	1,866	—
DVD amortization	84	40,560	1,414	118,455
Cost of wholesale sales	—	435,000	—	435,000

	$8,712	$493,719	$15,609	$605,971

The decrease in comparable expenses may be attributable to:

a.

A lack of new DVD’s. Without new games, amortization will continue to decline because of the estimated economic short lifespan of a game. Also, as of March 31, 2009 substantially all DVD’s in our library held for rent are fully amortized.

b.

The decrease in our subscriber base. Because there is less subscriber demand for our product, this means the frequency and multiples of mailing out DVD’s and the consumption of mailing supplies, correspondingly decreases as well.

c.	The decrease number of transactions for credit card processing. This translates into lower charges, which is directly proportionate to the number of subscribers we submit each month for processing.

d.	The wholesale transaction one year ago appears to be an isolated instance.

Operating Expenses

Our operating expenses decreased more than $407,000 this quarter over the same quarter ended one year ago, and for the six months ended March 31, 2009 our expenses decreased approximately $630,000. Several factors contributed to the reduced operating costs during this interim period as compared to the prior interim period:

a.

We closed all distribution centers and consolidated all operations to one facility located in Garden City, New York. By this effort alone, we have reduced fulfillment, and its related labor and burden, rent and utilities’ expenses significantly. However, on April 14, 2009, we closed the Garden City, NY distribution center and moved the entire DVD library and equipment to Englewood Cliffs, New Jersey. By moving our distribution center operation to New Jersey, we anticipate a minimum monthly savings of approximately $3,000.

b.	Currently, we do not pay officer wages.

c.	We have limited the engagements of all non-essential professionals.

d.	Rent/lease expense for corporate and administration offices has been eliminated.

Fulfillment

Fulfillment expenses for the quarter ended March 31, 2009 were $33,797 as compared to $87,198 one year ago. For the six months ended March 31, 2009 and 2008, fulfillment expenses were $77,842 and $178,227, respectively. The most significant reason for the decrease of expenses in this category may be attributed to reduced contract labor, wages and burden at the distribution centers. For the six months ended, the decrease in this expense category was approximately $90,000. Because our membership levels have decreased significantly, we did not need all the different DC’s and the labor force necessary to support these operations. We now have one employee assigned in this category who is responsible for customer support. Through April 14, 2009, we had used hourly-based independent contractors at our Garden City distribution center and had a $3,000 per month rental obligation. However, at the new DC located in New Jersey, we will pay only $2,500 per month for all fulfillment services and the storage of our library and equipment.

Technology and Development

This category was primarily comprised of expenses for developing our website and maintenance on our GDS proprietary software. Because of lack of working capital, no development and programming was initiated during the quarter ended March 31, 2009.

Advertising and Marketing

Advertising and marketing is not in our budget currently because of the lack of working capital. As such, we were only able to commit to updating our website with relevant and pertinent information and developing links to other websites, such search engine sites, and other sites as deemed necessary.

General and Administrative Expenses

General and administrative expenses are broadly categorized in the following table:

	Three months ended March 31,		Six months ended March 31,

	2009	2008	2009	2008

Compensation and burden	$40,560	$90,800	$76,449	$170,502
Facilities and related	2,544	16,865	5,088	35,274
Audit, legal and other professional fees	15,140	171,863	83,818	304,733
Taxes, fees and related	2,144	5,432	3,803	9,752
Communications and connectivity	119	4,837	396	10,921
Office, travel and general	1,842	3,174	3,467	18,967
Settlements and other	(11,260)	48,338	(2,847)	6,709
Depreciation and amortization	33,261	37,449	66,521	74,897

	$84,350	$378,758	$236,695	$631,755

Overview of General and Administrative Expenses

Under the circumstances, we believe our general and administrative expenses were under control, as expected, and, within the proximate range of management’s anticipation. Any comparison of expenses between periods may be considered as grossly skewed because the scale at which our business activity was conducted for the prior interim periods does not correlate to the survival mode we are experiencing this fiscal year.

Interest Expense

The following table reports the components of interest expense for the following periods:

	Three months ended March 31,		Six months ended March 31,

	2009	2008	2009	2008

Notes payable	$83,218	$72,815	$167,589	$122,203
Valuation/amortization of discounts on warrants	143,800	21,934	244,995	204,653
Finance charges on past due accounts	72	2,310	501	3,245

	$227,090	$97,059	$413,085	$330,101

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

Liquidity and Capital Resources

Recent national and global economic conditions have been challenging and unprecedented, particularly in the investment, credit and financial markets. Concerns continue about the impact and the effect the Federal government’s stimulus packages, inflation, volatile energy costs, availability and expenses of credit, stock market swings and the ever increasing national unemployment roles. Businesses today are at risk due to limited credit, illiquid credit markets and wide credit spreads. All of which leads many institutional investors and private investors to reduce and/or cease funding to borrowers. If the current economic and credit market conditions continue in this manner more businesses will close and consumer’s confidence will wane even further. Our company is experiencing a direct impact of the above mentioned conditions because certain private investors, although they are optimistic of our industry and our business model/plan, are unwilling at this time to commit funds until they see an upturn in national economy. Many individuals who are facing uncertainties with their employment and higher living costs are curtailing their discretionary spending, such as the likes our membership.

Our consolidated condensed financial statements as of and for the six months ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended March 31, 2009, we had a net loss of $644,778 and negative cash flows from operations of $12,734. Also at March 31, 2009, we had a working capital deficit of $3,840,309 and a stockholders’ deficit of $3,448,171. Our working capital deficit at March 31, 2009 may not enable us to meet certain financial objectives as presently structured.

We had a cash balance of $14,062 at March 31, 2009. In the past, we financed our operations and capital requirements primarily through private debt and equity offerings. Our current forecast anticipates substantial negative cash flows from operations. Therefore, we will have to raise capital through either equity instruments and/or debt, not only to sustain our operations but to grow and improve our operations.

At March 31, 2009, the book value of our common stock was a negative $0.08 per share, our current ratio was 0.04, our cash to debt ratio was a 0.004 and our acid-test ratio was 0.04. These are unacceptable ratios/results, and if we are going to survive and run a successful business we will have to improve our performance quickly and attract favorable financing/equity arrangements immediately.

Our level of indebtedness at March 31, 2009 was approximately $4.0 million and all debts are classified as current liabilities. The following table illustrates the composition of our debts:

	Balance	Accrued Interest	Totals	Percent

Secured notes payable – past due	$1,157,873	$66,712	$1,224,585	30.6%
Unsecured notes payable – past due	110,000	94,867	204,867	5.1
Unsecured notes payable - current	1,255,000	238,707	1,493,707	37.3
Accounts payable - current	11,591	—	11,591.3
Accounts payable – past due	675,677	—	675,677	16.9
Accrued liabilities - current	21,369	—	21,369.5
Accrued liabilities – past due	375,241		375,241	9.3

	$3,606,751	$400,286	$4,007,037	100.0%

Past due	$2,318,791	$161,579	$2,480,370	61.9%
Current	1,287,960	238,707	1,526,667	38.1

	$3,606,751	$400,286	$4,007,037	100.0%

Approximately $1.23 million of secured notes and related accrued interest is in default and if we do not negotiate new terms or convert these notes into new debt and/or equity immediately, the note holders can exercise their collateral position and take over our company. In addition, $1,255,000 of notes payable, plus related accrued interest estimated at $291,450 will be due on June 30, 2009. Currently, we do not have the resources, nor the means, to pay these obligations.

If we incur more debt, without substantially paying off/down and/or converting the current debts into common stock, this act will greatly intensify the risk of our failure. New debt would require us to pay interest and we cannot pay our current interest obligations. If we did pay interest, that would reduce our available funds available for operations, working capital, certain capital expenditures, product development and other general purposes. Any additional debt may also decrease our ability to refinance or restructure our current indebtedness and further limit our ability to adjust to changing market conditions. Our excessive debt limits our ability and flexibility to: (a.) meet changing business and industry initiatives, (b.) invest in strategic initiatives, (c.) negotiate favorable credit terms and services, (d.) enjoy low interest rates, and (e.) attract qualified investors.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a – 15(b) of the Exchange Act, as of March 31, 2009. Based on this evaluation our Interim Chief Executive Officer and Interim Chief Financial Officer concluded our disclosure controls and procedures ( as defined in Rule 13a -15(e) of the Exchange Act were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the interim period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a “Smaller Reporting Company”, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 20, 2008, we issued 5,200,176 shares of common stock to eight note holders for accrued liabilities and accrued interest. The stock was valued at $0.03 per share.

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

On December 26, 2008, we granted an additional 41,031,000 warrants to eighteen investors who loaned us $126,900 in July 2008. Total of 42,300,000 warrants were granted to these investors and are equally distributed between Series A and Series B warrants. Each investor was granted equal number of warrants per series and the grants were factored at 5,000 warrants per each share of common stock issued for the amount of their loan. Series A warrants total 21,1500, expire on June 30, 2009, with an exercise price of $0.005. Series B warrants total 21,150,000, expire on January 31, 2010, with an exercise price of $0.05 The loans and accrued interest were authorized and approved to be converted into 4,346,461 shares of common stock on December 26, 2008. Issuance of the shares was in January 2009.

On March 19, 2009, the Board passed a resolution granting 9,480,000 warrants to purchase shares of our common stock to thirteen bridge note holders and Douglas Rapoport, interim manager of the Company. These warrants were issued in consideration to the note holders for extending the original due dates on $1,255,000 of promissory notes to June 30, 2009. The warrants are exercisable at $0.005 per share and will expire on June 30, 2009.

During the quarter ended March 31, 2009, a correction was made to the number of warrants issued to eight convertible note holders. The correction was made upon an in-depth review of an August 2008 agreement between the board and these note holders. We added a total of 2,718,896 warrants: (a.) 1,389,448 warrants exercisable at $0.60 and expiring in October 2008 and January 2009, and, (b.) 1,329,448 warrants exercisable at $.075 and expiring in October 2009 and January 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2009, we are in default on two promissory notes, totaling $110,000, as detailed: (a) $95,000 was due on April 8, 2007 and (b) $15,000 was due on February 5, 2005. Related accrued interest totaled $94,867.

As of March 31, 2009, we are in default on eight secured convertible promissory notes totaling $1,157,873. Related accrued interest totaled $66,712. These notes were due on August 15, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

31.1	Certification of Interim Chief Executive and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

1.	On October 8, 2008 Form 8-K was filed in connection with the resignation of a member of the board of directors, John P. Gorst.

2.	On December 23, 2008 Form 8-K was filed in connection with the resignation of a member of the board of directors, Stephan Müller.

3.	On March 27, 2009, Form 8-K was filed in connection with the appointment of Pauline Rubis to our board of directors.

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOTTAPLAY INTERACTIVE, INC.
(Registrant)

Date: May 8, 2009

By:	/s/ Matthew Skidell

Matthew Skidell
Interim Chief Executive Officer, Interim Chief Financial Officer,
Interim Principal Accounting Officer and Director