Form 10-Q
period 2009-06-30
Gottaplay Interactive, Inc.
filed 2009-08-05
CIK 831232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

114 W 47th St., Suite 1725
New York, New York 10036
(Address of principal executive offices, including ZIP code)

(201) 735-5454
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

          Yes ☐     No ☒

As of August 4, 2009, the registrant had 44,187,035 shares of its $0.001 par value common stock outstanding.

Gottaplay Interactive, Inc.

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gottaplay Interactive, Inc.

and Its Wholly Owned Subsidiary

Consolidated Condensed Balance Sheets

	June 30, 2009	September 30,
	(Unaudited)	2008 (1)
Assets
Current assets
Cash and cash equivalents	$11,130	$28,663
Account receivable	102,989	295,450
Prepaid expenses and other current assets	6,068	1,991
Amount held in escrow, net of $126,900 for doubtful realization	—	—
Total current assets	120,187	326,104

Property and equipment
Fixed assets, net	342,414	442,197
Video game library, net	14,754	14,911
Total property and equipment	357,168	457,108

Other assets
Deposits	1,480	3,614

Total assets	$478,835	$786,826

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$700,174	$762,699
Accrued liabilities	902,356	611,441
Deferred revenues	4,971	10,993
Notes payable	1,365,000	1,365,000
Convertible notes payable, net of discounts	1,157,873	1,238,234
Convertible notes payable – related parties, net of discounts	—	24,880
Total current liabilities	4,130,374	4,013,247

Stockholders’ deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,187,035 and 33,307,898, respectively, shares issued and outstanding	44,187	33,307
Additional paid-in capital	8,512,725	7,869,107
Common stock authorized, but unissued	—	231,470
Accumulated deficit	(12,208,451)	(11,360,305)
Total stockholders’ deficit	(3,651,539)	(3,226,421)

Total liabilities and stockholders’ deficit	$478,835	$786,826

The accompanying notes are an integral part of these consolidated condensed financial statements.

(1) Amounts were derived from audited consolidated financial statements for the year ended September 30, 2008.

Gottaplay Interactive, Inc.

and Its Wholly Owned Subsidiary

Consolidated Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008

Revenues	$38,839	$105,939	$138,848	$897,333
Cost of revenues	5,918	39,835	21,527	645,806
Income before operating expenses	32,921	66,104	117,321	251,527

Operating expenses
General and administrative	106,747	212,917	343,442	844,674
Fulfillment	28,528	52,938	106,370	231,165
Technology and development	11,250	16,012	11,250	81,516
Advertising, marketing and web content	—	400	1,561	12,075
Officers’ compensation	—	3,000	—	62,204
Total operating expenses	146,525	285,267	462,623	1,231,634

Loss from operations	(113,604)	(219,163)	(345,302)	(980,107)

Other income (expense)
Interest income and other income	—	10	5	90
Other expense	—	(253)	—	(253)
Interest expense and financing costs	(89,764)	(79,774)	(502,849)	(409,875)
Total other income (expense)	(89,764)	(80,017)	(502,844)	(410,038)

Loss from operations before provision for income taxes	(203,368)	(299,180)	(848,146)	(1,390,145

Provision for income taxes	—	—	—	—

Net Loss	$(203,368)	$(299,180)	$(848,146)	$(1,390,145)

Weighted average number of common shares outstanding	44,187,035	33,307,898	41,930,801	33,210,465

Net loss per common shares outstanding, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

The accompanying notes are an integral part of these consolidated condensed financial statements.

Gottaplay Interactive, Inc.

and Its Wholly Owned Subsidiary

Consolidated Condensed Statement of Stockholders’ Deficit

Nine months ended June 30, 2009 (unaudited)

			Additional	Common Stock Authorized		Total
	Common Stock		Paid In	but	Accumulated	Stockholders’
	Shares	Amount	Capital	Unissued	Deficit	Deficit

Balance at September 30, 2008 (1)	33,307,898	$33,307	$7,869,107	$231,470	$(11,360,305)	$(3,226,421)

Issuance of shares of common stock previously authorized but unissued	5,432,676	5,433	226,037	(231,470)	—	—

Issuance of common stock for services	500,000	500	14,500	—	—	15,000

Issuance of common stock for debt	4,946,461	4,947	179,744	—	—	184,691

Valuations of warrants per grants made in conjunction with notes payable and related extensions	—	—	223,337	—	—	223,337

Net Loss for the nine months ended June 30, 2009	—	—	—	—	(848,146)	(848,146)

Balance at June 30, 2009	44,187,035	$44,187	$8,512,725	$—	$(12,208,451)	$(3,651,539)

The accompanying notes are an integral part of this consolidated condensed financial statement.

(1) Amounts were derived from audited consolidated financial statements for the year ended September 30, 2008.

Gottaplay Interactive, Inc.

and Its Wholly Owned Subsidiary

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine months ended June 30,
	2009	2008

Increase (Decrease) in Cash
Net loss from continuing operations	$(848,146)	$(1,390,145)
Adjustments to reconcile net loss to cash (used) in operating activities:
Write-down/up account receivable/payable	10,411	—
Depreciation and amortization	101,196	246,291
Valuation and discount amortization of warrants	244,995	204,653
Share–based compensation for services	15,000	32,250
Basis of assets sold/abandoned	610	253

Changes in assets and liabilities:
Account receivable	173,030	(350,450)
Accounts payable	2,928	186,415
Accrued liabilities	294,409	76,028
Deferred revenue	(6,022)	(22,004)
Prepaid expenses and other current assets	(4,077)	19,035
Net cash (used) in operating activities	(15,666)	(997,674)

Cash flows from investing activities:
Purchase of video game library	(1,867)	(28,792)
Net cash (used) in investing activities	(1,867)	(28,792)

Cash flows from financing activities:
Proceeds from notes and loans payable	—	1,192,500
Payments on notes payable	—	(288,500)
Net cash provided from financing activities	—	904,000

Net (decrease) in cash	(17,533)	(122,466)
Cash at beginning of period	28,663	149,355

Cash at end of period	$11,130	$26,889

Supplemental disclosures and non-cash investing and financing activities - see Note 10.

The accompanying notes are an integral part of these consolidated condensed financial statements.

Gottaplay Interactive, Inc.

and Its Wholly Owned Subsidiary

Notes to Consolidated Condensed Financial Statements

June 30, 2009 ( Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business

Gottaplay Interactive, Inc. (“Gottaplay” and “Company”) is an on-line video game rental subscription service. The Company provides subscribers access to a comprehensive library of titles via the internet as an alternative to store based gaming rentals. Gottaplay offers the following subscription rental service plans:

	Games in Possession	Rate per Plan	Plan
a.	One	$11.95	Per month
b.	Two	$19.95	Per month
c.	Two	$49.95	Three months
d.	Two	$95.95	Six months
e.	Two	$180.00	One year

Once a subscriber selects a title on the Company’s website, the DVD game will be delivered to the subscriber within two to three business days via the U.S. Postal Service. Gamers may return a game at their convenience using the Company’s prepaid, two-way mailers. After a game has been returned/mailed by the subscriber, the Company mails another title from the subscriber’s game queue. All of the Company’s subscription revenues are generated in the United States of America.

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

The following securities were not included in the computation of diluted net loss per share of common stock as their effect would have been anti-dilutive:

	June 30, 2009	September 30, 2008

Options to purchase common stock	2,207,000	2,207,000
Warrants to purchase common stock	58,869,546	8,076,396
Secured notes payable convertible into common stock	2,315,746	2,315,746
Unsecured notes payable convertible into common stock	—	4,230,000
Stock authorized, but unissued	—	5,432,676
	63,392,292	22,261,818

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

Recent Authoritative Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“Codification”), as a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Principles” which was issued in May 2008. The Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Statement No. 168 effectively modifies GAAP hierarchy into two levels of GAAP: authoritative and nonauthoritative. The Company does not believe the application of SFAS 168 will have a significant impact, if any, on the Company’s consolidated condensed financial statements.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. The Company is currently assessing the potential impacts, if any, on our consolidated condensed financial statements and disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition or results of operations. For the quarterly period ended June 30, 2009, the Company has considered subsequent events through July 31, 2009, which is the date its consolidated condensed financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated condensed financial statements and disclosures.

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

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of EITF 07-5 on its financial position and results of operations.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not believe this FSP will have a significant impact on its earnings/loss per share calculations.

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

May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company’s financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective on July 1, 2009, sixty days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company’s consolidated condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated condensed financial statements.

Note 2 – Going Concern and Management’s Plan

The Company’s consolidated condensed financial statements as of and for the nine months ended June 30, 2009 have been prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company recorded a net loss of $848,146 from continuing operations and $15,666 of negative cash flows from operating activities for the nine months ended June 30, 2009. At June 30, 2009, the Company had a working capital deficit of $4,010,187 and a stockholders’ deficit of $3,651,539. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the ultimate outcome of these risks and uncertainties. As of June 30, 2009 and as of the date of this report, the Company’s working capital deficit and cash flow projections, would not enable it to meet the due dates of certain financial obligations and operating objectives as presently structured.

The rate at which the Company expends it financial resources is variable, may be accelerated, and will depend on many factors. In order to obtain the necessary operating and working capital, the Company is seeking public or private equity investors and/or private debt financing. There can be no assurance that such additional funding, if any, will be available on acceptable terms. The Company’s continued existence as a going concern is completely dependent upon its ability to: (a) grow sales (b) secure additional equity investments (c) secure new debt financing and (d) restructure existing debt. There is no assurance that the Company will be successful in any of these endeavors. Without sufficient, immediate, short-term financing, it will be unlikely for the Company to continue as a going concern.

Note 3 – Account Receivable

At June 30, 2009 and September 30, 2008, the Company was owed $102,989 and $295,450, respectively, from one customer. This asset is unsecured and without terms.

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

Note 5 – Accrued Liabilities

The following table is a summary of accrued liabilities at:

	June 30, 2009	September 30, 2008

a. Interest	$482,286	$236,193
b. Other liabilities	288,735	284,148
c. Wages and related burden	123,960	84,356
d. Business taxes	6,375	6,744
e. Amount due subscribers	1,000	—
	$902,356	$611,441

Note 6 – Notes Payable

The Company has the following promissory notes due as of June 30, 2009 and September 30, 2008. All notes are classified as a current liability. Pertinent details of the notes are summarized as follows:

					Principal
	Collateral	Rate of Interest	Number of Notes	Due Dates	June 30, 2009	September 30, 2008

1.	No	14%	11	6-30-2009*	$1,255,000	$1,255,000
2.	No	18%	1	In default	95,000	95,000
3.	No	18%	1	In default	15,000	15,000
					$1,365,000	$1,365,000

* In default as of the date of this report.

At June 30, 2009, related accrued interest totaled $291,454

Note 7 – Convertible Notes Payable

Secured Convertible Notes Payable

The Company has eight secured convertible notes payable and total $1,157,873. These notes are in default. The notes, bearing interest at 9% per annum, were due on August 15, 2008. At June 30, 2009, related accrued interest totaled $89,823. Each investor was granted a pro-rata security interest in all the Company’s assets.

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

For the nine months ended June 30, 2009, the Company recognized as interest expense, discounts, on these unsecured convertible notes payable totaling $101,195, which equaled the estimated fair value of the warrants granted, as determined using the Black-Scholes Option Pricing Model. The unamortized balance at June 30, 2009 is zero. Discounts were recognized and amortized ratably over the term of each convertible note payable.

Note 8 – Options and Warrants

Under FASB Statement 123R, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The Company estimates the expected stock price volatility and the expected life of the awards based on historical data and representative peer group data. The risk-free interest rate for periods within the contractual life of the award is based on U.S. Treasury Constant Maturity yields with similar expected lives. The values of awards granted during the nine months ended June 30, 2009 were estimated at the date of grant using the following weighted average assumptions:

Expected life (years)	.76
Risk-free interest rate	.43%
Stock price volatility	261.93%
Dividend yield	0.0%

On February 27, 2009, the holders of $1,255,000 of promissory notes extended the due dates of their notes to June 30, 2009. In consideration for this extension, the Company granted 9,480,000 warrants to the note holders. These warrants carried an exercise price of $0.005 and an original expiration date of June 30, 2009. However, on June 22, 2009, the board granted an additional year to these note holders to exercise these warrants until June 30, 2010.

On The Company recognized $143,800 as interest expense, the estimated fair value of these warrants, as determined using the Black-Scholes Option Pricing Model.

In addition to the warrants extended above, the board also extended on June 22, 2009, another 23,769,000 warrants due to expire on June 30, 2009. These warrant holders will have until June 30, 2010 to exercise their warrants.

A summary of the Company’s stock options and warrants, as of and for the nine months ended June 30, 2009, is presented below:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balance at September 30, 2008	10,283,396	$1.12	$1.12
Granted	53,229,896.07		.07
Exercised	—	—	—
Expired/Cancelled/Forfeited	(2,436,746)	0.64	0.64
Balance at June 30, 2009	61,076,546	$0.20	$0.20
Vested and Exercisable, June 30, 2009	61,076,546	$0.20	$0.20

The following table summarizes information about the Company’s outstanding stock options and warrants at June 30, 2009:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$.00 – 0.03	51,780,000	$.02	.80	51,780,000	$.02
.04 – 0.50	2,207,000.50		6.64	2,207,000.50
.51 – 1.00	2,590,746.65		.56	2,590,746.65
1.01 – 1.50	2,444,000	1.48	1.04	2,444,000	1.48
1.51 – 2.50	2,054,800	2.50	.74	2,054,800	2.50
	61,076,546		1.01	61,076,546

Note 9 – Authorized Capital

The Company is authorized is issue 100,000,000 shares of its $0.001 par value common stock. As of June 30, 2009 and as of the date of this report, if the above equity instruments were all exercised on June 30, 2009 and as of the date of this report, and the holders of convertible notes exercised their right to convert their debt into shares of common stock on the same date, the Company would not have enough authorized shares of common stock to facilitate these actions. The Company’s common stock equivalents exceed the authorized number of shares by approximately 7.6 million shares. In the opinion of management, it is highly unlikely that the holders of these equity instruments would all exercise their positions simultaneously because each of these equity instruments have an exercise price significantly above the latest close of day market price on June 30, 2009, which was $0.0015 per share.

Note 10 – Supplemental Cash Flows Information

Supplemental disclosures of cash flows information for the Company are summarized as follows:

	Nine months ended June 30,
	2009	2008
Non-Cash Investing and Financing
Stock authorized, but unissued, for notes payable and accrued interest	$130,394	$—
Issuance of common stock in settlement of account payable	54,297	—
Security deposit released in settlement of account payable	2,134	—
Issuance of common stock in settlement of accrued liabilities	—	67,500
Rescission of 2.0 million shares of canceled stock at par value	—	2,000
Cancellation of 250,000 shares	—	(250)

Cash Paid for Interest and Taxes
Interest	$—	$118,357
Taxes	—	—

Note 11 – Commitments and Contingencies

Collection Notice on Outstanding Judgment

The Company was notified in January 2009 that a Judgment was entered against it for approximately $105,000 (the “Judgment”), which represents the balance due on an obligation that the Company had incurred prior to the merger with Gotaplay Interactive, Inc. (The Company had merged with Gotaplay Interactive, Inc. and then changed its name to Gottaplay Interactive, Inc.)  This liability was originally settled for $200,000 in July 2006. On August 1, 2007, the Company sold the assets of the ISP Division to a company (“buyer”) in which a former director and officer of the Company is a principal in exchange for the assumption of the liabilities of that Division. Substantially all the obligations of the ISP Division at the date of sale were assumed by the buyer, which included this obligation. Pursuant to terms of the sale agreement, Focus is to indemnify the Company in the event that the Company would have to pay any of the liabilities of the sold ISP Division.  Accordingly, the Company recognized a contingent liability of $105,000 in the accompanying Consolidated Condensed Balance Sheets in accrued liabilities. The Company has notified the buyer about this Judgment and will attempt to enforce rights of indemnification should the Company be forced to settle this claim.

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

The Company has received many notices from various collection agencies and legal firms regarding certain unpaid, past due accounts payables. These notices are evaluated for propriety and accuracy and then reconciled to the vendor’s account payable. As of June 30, 2009 and as of the date of this report, the Company is not in a position to pay these obligations associated with these claims and/or notices.

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

Consulting/Management Agreement

The Directors of the Board have been in negotiations with an individual, also a stockholder, to assist the Company in: (a.) managing the Company operations, (b.) raising capital and (c.) re-structuring the equity and the debts of the Company. As of the date of this report, the parties have not agreed to all terms and conditions, to include the compensation arrangement, of the agreement. The individual has been performing certain managerial functions without consummating the agreement. Accordingly, since no binding agreement exists, the Company has not made any provision in the accompanying consolidated condensed financial statements for compensation. Both parties expect an agreement will be reached before September 30, 2009, the Company’s fiscal year end.

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

Results for the Quarter Ended June 30, 2009

Revenue

Subscriber revenue

For the quarter ended June 30, 2009 we recognized $32,424 as compared to $105,939 for the same quarter ended one year ago. Revenues for the nine months ended June 30, 2009 and 2008 were $102,683 and $431,883, respectively.

The following table illustrates the incremental changes in our active (paying) subscriber enrollments by quarter:

	Fiscal 2009	Fiscal 2008
Active subscribers at beginning of period, October 1	985	3,243
Decrease in subscribers - 1st quarter	(267)	(295)
Decrease in subscribers - 2nd quarter	(39)	(877)
Decrease in subscribers - 3rd quarter	(124)	(660)
Active subscribers at end of period, June 30	555	1,411

Other revenue

We also earned another $6,415 and $36,165, respectively, for the three and nine periods ended June 30, 2009 on incidental: (a.) sales of used DVD’s, (b.) processing fees earned from Play N Trade, and (c.) fees from unreturned and lost DVD’s. For the same nine month period one year ago, we also recorded $465,450 in wholesale revenues.

Overview of Revenue

We had predicted this downward trend in sales and loss of subscriber enrollments. The loss of our subscribers can be directly attributed to lack of: (a) advertising, (b) marketing, (c) participation in promotional events, (d) inventory of new releases, and (e) the current state of the depressed national economy. We have renewed and intensified our efforts to capture new subscribers by improving and updating the design and utility of our website. As well, in June 2009, we reduced our two basic monthly pricing plans by one dollar, and, introduced three additional alternative payment plans whereby a gamer would enjoy approximately a 20% to 25% savings over a standard month-to-month plan. We hope these efforts will attract new subscribers, and mitigate the erosion of our core business.

We believe that with a reasonable capital investment in marketing/advertising and rebuilding our video game library with new releases, we will begin to realize long-term positive results in our membership and increase our revenues. However, unless we are able to: (a) purchase new releases quickly in order to re-build our library with contemporary titles, (b) purchase sufficient quantities necessary to meet gamers’ demands, and (c) effectively market our business to consumers, our business and our revenues will continue to suffer.

Cost of Revenues

Cost of revenues primarily includes all direct costs in generating our membership fees and includes such items as amortization of DVD’s, postage, two-way mailers, and other direct expenses. The following table presents comparative data for the periods presented:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008

Shipping materials, postage and miscellaneous	$2,728	$19,729	$8,671	$55,673
Credit card processing fees	2,182	4,617	8,566	21,189
Basis/cost of DVD’s sold	1,008	—	2,875	—
DVD amortization	—	15,489	1,415	133,944
Cost of wholesale sales	—	—	—	435,000
	$5,918	$39,835	$21,527	$645,806

The decrease in comparable expenses may be attributable to:

a.

A lack of new DVD’s. Without new games added to our library, amortization decreases rapidly. We adopted an accelerated method of amortization because the estimated economic lifespan of a game was deemed to be relatively short due to a consistent number of new title releases and revisions to existing games hitting the market. As of June 30, 2009 all DVD’s in our library are fully amortized.

b.

A decrease in our subscriber base. Because there is less subscriber demand for our product, this means the frequency and multiples of mailing out DVD’s and the consumption of mailing supplies, correspondingly decreases.

c.

A decrease in the number of transactions for credit card processing. This translates into lower overall charges, which is directly proportionate to the number of active subscribers we submit each month for processing, and, the amount of the charge per transaction.

d.	The wholesale transaction one year ago appears to be an isolated instance.

Operating Expenses

Our operating expenses decreased approximately $138,700 this quarter over the same quarter ended one year ago, and for the nine months ended June 30, 2009 our expenses decreased approximately $769,000. Several factors contributed to the reduced operating costs during this interim period as compared to the prior interim period:

a.

By the fall of 2008, we had consolidated all our various distribution centers’ (“DC”) operations into one facility located in Garden City, New York. As a result of this undertaking, we significantly reduced fulfillment, labor and burden, rent and utilities expenses. Then in another effort to be even more efficient, on April 14, 2009, we closed the Garden City, NY distribution center and moved the entire fulfillment operation, the DVD library and the equipment to Englewood Cliffs, New Jersey. By moving our distribution center operation to New Jersey, we anticipate a minimum monthly savings of approximately $3,000 over the DC in Garden City, NY. The total cost of our New Jersey DC is $2,500 per month which includes fulfillment and the maintenance and storage of our DVD’s.

b.	We do not pay our interim officer wages, benefits or other compensatory items.

c.	We have limited the engagements of all non-essential professionals.

d.

Rent/lease expense for all corporate and administration offices has been eliminated. However, we are obligated on one remaining commercial lease in Ft Lauderdale, Florida, which will be terminated on August 31, 2009. This office houses our customer service and IT operations. After August 31, 2009, our employees will then work from their residences.

General and Administrative Expenses

General and administrative expenses are broadly categorized in the following table:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008

Compensation and burden	$48,837	$57,428	$125,285	$227,930
Depreciation and amortization	33,261	37,449	99,782	112,346
Audit, legal and other professional fees	8,852	129,208	92,670	433,938
Facilities and related	2,544	15,189	7,632	50,462
Settlements and other	10,411	(34,353)	7,564	(27,644)
Taxes, fees and related	2,273	2,950	6,076	12,707
Office, travel and general	370	1,805	3,838	20,775
Communications and connectivity	199	3,241	595	14,160
	$106,747	$212,917	$343,442	$844,674

Overview of General and Administrative Expenses

Under the circumstances, we believe our general and administrative expenses are under control and are within the proximate range of management’s anticipation. Comparison of these expenses between periods is grossly skewed because the scale at which our business activity was conducted in prior year periods does not correlate to the survival mode we are experiencing this fiscal year.

Fulfillment

Fulfillment expenses for the quarter ended June 30, 2009 were $28,528 as compared to $52,938 one year ago. For the nine months ended June 30, 2009 and 2008, fulfillment expenses were $106,370 and $231,165, respectively. The most significant reason for the decrease of expenses in this category may be attributed to the closure of all but one distribution center, thereby eliminating the need of employees and independent contractors to operate these DC’s. For the nine months ended, the decrease in this expense category was approximately $125,000. Because our membership levels have decreased significantly from over one year ago, we do not need more than: (a) one distribution center, (b) one person for fulfillment, and (c) one person for customer service.

Technology and Development

This category is primarily comprised of contractual expenses for the maintenance, enhancement and updating our website and the on-going maintenance on our GDS proprietary software.

Advertising and Marketing

Advertising and marketing is not in our budget currently because of the lack of working capital. As such, we were only able to commit to updating our website with relevant and pertinent information and developing links to other websites, such as search engine sites, and other sites as deemed necessary.

Interest Expense

The following table reports the components of interest expense for the following periods:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008

Notes payable	$86,570	$75,198	$254,158	$197,401
Finance charges on past due accounts	3,194	4,576	3,696	7,821
Valuation/amortization of discounts on warrants	—	—	244,995	204,653
	$89,764	$79,774	$502,849	$409,875

Income Taxes

Because we incurred significant operating losses during prior reporting periods, no material Federal or State income taxes have been recognized. We have provided a full valuation allowance on the net deferred tax asset, which consists of net operating loss carryforwards because we believe, it is more-likely-than-not, that we will not earn income sufficient to realize these deferred tax assets within the foreseeable future.

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

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We have the flexibility to offset inflationary increases of various expenses such as the cost of labor and direct payroll taxes. We can arbitrarily increase our subscriber plan fees to offset these anticipated increases, all the while trying to increase our subscriber base and continue the improvement of our overall operating procedures and systems. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing fees, whenever deemed necessary, and, by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Recent national and global economic conditions have been challenging and unprecedented, particularly in the investment, credit and financial markets. Concerns continue about the impact and the effect the Federal government’s stimulus packages, inflation, volatile energy costs, availability and expenses of credit, stock market swings and the ever increasing national unemployment roles. Businesses today are at risk due to limited credit, illiquid credit markets and wide credit spreads. All of which leads many institutional investors and private investors to reduce and/or cease funding to borrowers. If the current economic and credit market conditions continue in this manner, more businesses will close and consumer’s confidence will wane even further. Our company is experiencing a direct impact of the above mentioned economic conditions because certain private investors, although optimistic of our industry’s long-term outlook and our business model/plan, are not willing at this time to commit funds until they see an upward trend in the national economy. In addition, many individuals across the nation are facing uncertainties with their continued employment, coupled with higher living costs, are curtailing or eliminating their discretionary spending habits, such as the likes of our subscription service. .

Our consolidated condensed financial statements as of and for the nine months ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended June 30, 2009, we had a net loss of $848,146 and negative cash flows from operations of $15,666. Also, at June 30, 2009, we had a working capital deficit of $4,010,187 and a stockholders’ deficit of $3,651,539. Our working capital deficit at June 30, 2009 may not enable us to meet certain financial objectives as presently structured.

We had a cash balance of $11,130 at June 30, 2009. In the past, we financed our operations and capital requirements primarily through private debt and equity offerings. Our current forecast anticipates substantial negative cash flows from operations. Therefore, we will have to raise capital through either equity instruments and/or debt, not only to sustain our operations but to grow and improve our operations.

At June 30, 2009, the book value of our common stock was a negative $0.08 per share, our current ratio was 0.029, our cash to debt ratio was a 0.003 and our acid-test ratio was 0.028. These are unacceptable ratios/results, and if we are going to survive and run a successful business we will have to improve our performance quickly and attract favorable financing/equity arrangements immediately.

Our level of indebtedness at June 30, 2009 was approximately $4.1 million and all debts are classified as current liabilities. The following table illustrates the composition of our debts:

	Balance	Accrued Interest	Totals	Percent of Totals
Secured notes payable – past due	$1,157,873	$89,823	$1,247,696	30.2%
Unsecured notes payable – past due	1,365,000	392,463	1,757,463	42.6
Accounts payable – current	18,503	—	18,503.5
Accounts payable – past due	681,671	—	681,671	16.5
Accrued liabilities – current	13,898	—	13,898.3
Accrued liabilities – past due	406,172	—	406,172	9.9
	$3,643,117	$482,286	$4,125,403	100.0%

Past due	$3,610,716	$482,286	$4,093,002	99.2%
Current	32,401	—	32,401.8
	$3,643,117	$482,286	$4,125,403	100.0%

If we do not negotiate new terms or convert the secured notes into new debt and/or equity immediately, these note holders can exercise their collateral position and take over our company. Currently, we do not have the resources, nor the means, to pay these past due obligations.

If we incur more debt, without substantially paying off/down and/or converting the current debts into common stock, this act will greatly intensify the risk of our failure. New debt would require us to pay interest and we cannot pay our current interest obligations. If we did pay interest, that would reduce our available funds available for operations, working capital, certain capital expenditures, product development and other general purposes. Any additional debt may also decrease our ability to refinance or restructure our current indebtedness and further limit our ability to adjust to changing market conditions. Our excessive debt limits our ability and flexibility to: (a) meet changing business and industry initiatives, (b) invest in strategic initiatives, (c) negotiate favorable credit terms and services, (d) enjoy low interest rates, and (e) attract qualified investors.

Our continuation as a going concern is dependent on our ability to collect our account receivable, grow revenues, obtain additional equity and/or favorable financing, and, generate sufficient cash flows from operations to meet our obligations on a timely basis.

We need financing with favorable terms and equity infusion. We need to increase our membership quickly, which in turn would provide much needed working capital. If we cannot obtain such financing on terms acceptable to us, our ability to fund our on-going operations will be materially adversely affected. If we incur debt, the risks associated with our business and with owning our common stock would also increase. If we raise capital through the sale of equity securities, the percentage ownership of our stockholders will be diluted accordingly. In addition, any new equity securities may have rights, preferences, or privileges senior to those of our common stock.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a – 15(b) of the Exchange Act, as of June 30, 2009. Based on this evaluation our Interim Chief Executive Officer and Interim Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a -15(e) of the Exchange Act were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the interim period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On November 7, 2008, we issued 232,500 shares of common stock to Nextrental, Inc. in a negotiated settlement for $75,464 of past due debts.

On November 24, 2008, we issued 600,000 shares of common stock to Insynq, Inc. in a negotiated settlement for $64,297 of a past due account payable.

On December 23, 2008, we issued 500,000 shares of common stock, to Stephan Müller, a prior director, as an award for services rendered. The stock was valued at $0.03 per share.

On December 26, 2008, we granted an additional 41,031,000 warrants to eighteen investors who loaned us $126,900 in July 2008. A total of 42,300,000 warrants were granted to these investors and are equally distributed between Series A and Series B warrants. Each investor was granted an equal number of warrants per series and the grants were factored at 5,000 warrants per each share of common stock issued for the amount of their loan. Series A warrants total 21,150,000 expire on June 30, 2009 with an exercise price of $0.005. Series B warrants total 21,150,000 expire on January 31, 2010, with an exercise price of $0.03. The loans and accrued interest were authorized and approved to be converted into 4,346,461 shares of common stock on December 26, 2008. Issuance of the shares was in January 2009.

On March 19, 2009, the Board passed a resolution granting 9,480,000 warrants to purchase shares of our common stock to the original thirteen bridge note holders and Douglas Rapoport, interim manager of the Company. These warrants were issued in consideration to the note holders for extending the original due dates on $1,255,000 of promissory notes to June 30, 2009. The warrants are exercisable at $0.005 per share and were extended by the Board on June 22, 2009 for an additional year to June 30, 2010.

During the quarter ended March 31, 2009, a correction was made to the number of warrants issued to eight convertible note holders. The correction was made upon an in-depth review of an August 2008 agreement between the board and these note holders. We added a total of 2,718,896 warrants: (a.) 1,389,448 warrants exercisable at $0.60 and expiring in October 2008 and January 2009, and (b.) 1,329,448 warrants exercisable at $.075 and expiring in October 2009 and January 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2009, we are in default on two promissory notes, totaling $110,000, detailed as follows: (a) $95,000 was due on April 8, 2007 and (b) $15,000 was due on February 5, 2005. Related accrued interest totaled $101,009.

As of June 30, 2009, we are in default on eight secured convertible promissory notes totaling $1,157,873. Related accrued interest totaled $89,823. These notes were due on August 15, 2008.

As of July 1, 2009, we are in default on eleven unsecured promissory notes totaling $1,255,000. These notes were due on June 30, 2009 plus related accrued interest which totaled $291,454.

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

4.

On May 19, 2009, Form 8-K was filed in connection with the resignation of Matthew Skidell. Mr. Skidell resigned all positions he held, which were: (a) member of the board of directors (b) interim chief executive officer (c) interim chief financial officer (d) interim chief accounting officer and, (e) interim president, secretary/treasurer.

5.

On June 16, 2009, Form 8-K was filed in connection with the appointment of Michael Rocchetti to the following vacant positions: (a) interim chief executive officer (b) interim chief financial officer (c) interim chief accounting officer (d) interim president, secretary/treasurer. Mr. Rocchetti was also appointed as Chairman of the Board.

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOTTAPLAY INTERACTIVE, INC.

(Registrant)

Date:  August 5, 2009

By:  /s/ Michael Rocchetti

Michael Rocchetti

Interim Chief Executive Officer, Interim Chief Financial Officer,

Interim Principal Accounting Officer and Chairman of the Board of Directors